Form 10QSB
period 1996-03-31
HERITAGE BANKSHARES INC /VA
filed 1996-06-10
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]



For the Quarter Ended March 31, 1996

Commission file number 0-11255

HERITAGE BANKSHARES, INC.
(Exact name of registrant as specified in its charter)


                            Virginia                         54-1234322
                        (State of Incorporation)         (IRS Employer ID No.)


                200 East Plume Street
                        Norfolk, VA                    23514
     (Address of principal executive offices)        (Zip Code)

804-523-2600
(Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES x  NO__

Common stock, par value $5.00 per share:  784,150
shares outstanding as of 05/10/96

 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


			   Consolidated Balance Sheets

			   Consolidated Statements of Income

			   Consolidated Statements of Cash Flows

			   Notes to Consolidated Financial Statements

Consolidated Balance Sheets
                          					3/31/96        12/31/95	  	3/31/95
ASSETS
Cash and due from banks			    $2,660	           	$3,224    $2,423
Federal funds sold			         8,105	            	  5,720		 3,705
Ivestment securities-AFS		    5,872		              5,701		 4,206
Investment securities HTM			  7,030		              7,302  	7,401
Loans net of unearned income		43,380	             	43,783 38,589
 Allowance for loan losses      (801)	               (763)  (691)
Net loans				      		         42,579            43,020     37,898
Other real estate owned	   		    509		             514		      530
Premises and equipment			        621		             636		      675
Other assets		              		 1,139	         	  1,168	   	 1,022
                         					68,515	   	       67,285     57,860
LIABILITIES
Non-interest bearing deposits 2,324		           12,663      9,301
Interest bearing deposits    49,892       	     48,390     43,057
                            62,216  	           61,053    52,358
Short-term borrowings            55                 66        107
Other liabilities               747                827 	      642
                             63,018          	  61,946     53,107
STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-
authorized 3,000,000
shares, issued and outstanding
outstanding 784,150          3,921                3,921       3,921
Additional paid in capital    (380)   	            (380)       (380)
Retained earnings            1,948               	1,764        1,250
Unrealized gains(losses) on investment
 securities                      8                   34         ( 38)
                             5,497                5,339         4,753
                            68,515               67,285        57,860

Consolidated Statements of Income
Heritage Banskhares, Inc.                  Three Months Ended
                                          3/31/96          3/31/95
Interest Income
 Interest and fees on loans			           $1,019        $927
 Interest on investment securities       			165        	149
 Interest on federal funds sold			          111	         66
     Total Interest income			             1,295        1,142
Interest Expense
Interest on deposits				                    598	         455
Interest on short-term borrowings			          1	           0
    Total interest expense				              599	         455
Net interest income				                     696	         687
Provision for loan losses				               (35)	        (55)
Net interest after provision				            661	         632
Total  other income				                      65           56

Other Expenses
  Salaries and emploee benefits			          246          235
  Other Expenses                       					208          244
   Total other expenses				                 454          479
Income before income taxes			               272	         209
Income tax expense			                       (88)         (41)
Net income                            				 	184          168
Net income per common equivalent share     $0.24          $0.21
Cash dividends per common share outstanding $0.00         $0.00

Consolidated Statement of Cash Flows            				Three Months Ended
Operating Activities:                             3/31/96          3/31/95
Net income							                                 $184                 $168
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses						                     35	                  55
Provision for depreciation and amortization				     22                   31
Amortization of investment security premiums,
 net of discounts	                                   0                    2
Deferred loan origination fees, net of cost				     (3)                  (9)
Changes in :
Interest receivable	                       					    55                   15
Interest payable                      						   	     0                   14
Other assets                             							   (10)                 (77)
Other liabilities						                            (81)    	            (45)
  Net cash provided by operating activities				     202                 154

Investing Activities:
Proceeds from maturities of AFS securities				    1,030                 263
Proceeds from maturities of HTM securities				    1,272                  48
Purchase of AFS securities                  					(1,233)               (499)
Purchase of HTM securities					                    (999)                  0
Loan originations, net of principal repayments			   413                 284
Purchases of premises and equipment				             (16)                 (8)
  Net cash used by investing activities				         467                  88

Financing Activities
Net increase(decrease) in demand deposits,
 NOW accounts and savings accounts				               40              (1,098)
Net increase in certificates of deposit           1,123               1,631
Net increase (decreaSe) in short-term borrowings   (11)                  13
Net proceed from sale of common stock                0                   67 		     0                          67

Increase in cash and cash equivalents			          1,821                 855
Cash and cash equivalents at beginning of year			 8,944                5,273
Cash and cash equivalents at end of year			     10,765    	            6,128

Supplemental schedules and cash flow information:
Cash paid for
Interest on deposits and other borrowings				   598                 441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included.

Note 2.  Earnings Per Common and Common Equivalent Share

  Earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 784,150 for the period ended March 31, 1996 for the period ended March 31, 1995. Common stock equivalents were not dilutive for 1995 and 1996.

Item II.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations


Earnings Summary

     For the three months ended March 31, 1996, net income for Heritage Bankshares, Inc. totaled $184,000, up 10% from the $168,000 reported for the first quarter of 1995. Heritage Bank & Trust earned $187,000 and net holding company expenses were $3,000. Earnings per common share were $0.24 as compared to $0.21 for the same period in 1995.

Net Interest Income

     Net interest income for the first three months of 1996 was $666,000, an increase of $34,000 or 5% over the $632,000 reported for the first three months of 1995.

     The primary determinant of this increase was growth in loans and deposits. Gross loans at March 31, 1996 were $42,579,000, up $4,680,000 over the March 31, 1995 total of $37,898,000. Deposits increased $9,858,000 or 19% to $62,219,000 compared to $52,358,000 for the same period in 1995. Federal funds sold increased $4,400,000 to $8,105,000 as compared to $3,705,000 at March 31, 1995. At March 31, 1996 investment securities were $12,902,000 compared to $11,607,000 in 1995 representing an 11% increase.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $30,000 represents a 45% decrease from the $55,000 provision at March 31, 1995. The allowance for loan losses at March 31, 1996 and 1995 as a percentage of net loans outstanding was 1.85% and 1.78% respectively.

     Net charge offs during the first three months of 1996 were $20,000 compared to $3,000 during the same period in 1995. At March 31, 1996 loans
90 days or more past due and still accruing and loans on non-accrual status were $29,000 or .07% of total loans compared to March 31, 1995 when such loans were $13,000 or .03% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $532,000 or .78% of total assets at March 31, 1996. At March 31, 1995, non-performing assets were $542,000 or .94% of total assets.

Other Income

     During the first three months of 1996 other income was $65,000, increasing $9,000 or 16% over the comparable period in 1995. The increase was due to higher occupancy levels in the Company's other real estate owned properties combined with a modest increase in other service charges, commissions and fee income.

Other Expenses

     Other expenses were $454,000 or 8% lower than the $493,000 reported for the same period in 1995. A substantial reduction in the Federal Deposit Insurance Corporation premiums paid by the Company accounts for the decrease.

Interest Sensitivity and Liquidity

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to fund depositors' withdrawals and extensions of credit to borrowers. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     At March 31, the ratio of net loans to total deposits was 68% compared to 72% for the same period in 1995. Certificates of deposit over $100,000 were $7,929,000 at March 31, 1996 compared to $7,046,000 for the same period in 1995. These large denomination certificates of deposits represented 13% of total deposits at March 31, 1996 and 12% of total deposits at March 31, 1995.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on federal funds. The bank had $8,105,000 invested in federal funds on March 31, 1996. In addition, $19,930,000 or 46% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

     The Company continues to exceed all established minimum capital ratios. Total risk based capital increased from 13.44% at March 31, 1995 to 14.18% at March 31, 1996. Tier I capital increased from 12.56% to 12.92% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 8.10% at March 31, 1995 and 7.87% on March 31, 1996.

Part II .  Other Information


Item I.  Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available from management and advice received from legal counsel, there are no such meritorious claims involving the Company.

Item V.  Other Information

None required

Item VI.  Exhibits and Reports on Form 8-K

a) Exhibits

    None.

b)  Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date:  May 10, 1996

BY: Robert J. Keogh
			 President & CEO


BY: Catherine P. Jackson
	   Vice-President and Cashier