Form 10QSB/A
period 1996-03-31
HERITAGE BANKSHARES INC /VA
filed 1996-08-02
CIK 719731

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

This document is being filed to include a Financial Data Schedule that is required.

SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Bankshares, Inc.
 (Registrant)

Date:  July 29, 1996

 							BY:_______________________
             Robert J. Keogh
		           President & CEO


							BY:___________________________
							           Catherine P. Jackson
							           Vice-President and Cashier