Form 10QSB
period 1996-06-30
HERITAGE BANKSHARES INC /VA
filed 1996-08-13
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]



For the Quarter Ended June 30, 1996

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

YES x  NO__

Common stock, par value $5.00 per share:  784,150
shares outstanding as of 07/31/96

 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


			   Consolidated Balance Sheets

			   Consolidated Statements of Income

			   Consolidated Statements of Cash Flows

			   Notes to Consolidated Financial Statements

Consolidated Balance Sheets
                               6/30/96        12/31/95         6/30/95
ASSETS
Cash and due from banks      $2,167        $3,224       $2,610
Federal funds sold            6,122         5,720       9,985
Ivestment securities-AFS      8,028         5,701       2,478
Investment securities HTM     5,981        7,302        7,140
Loans net of unearned income  42,862       43,783      40,048
 Allowance for loan losses      (806)        (763)       (780)
Net loans                      42,056       43,020     39,268
Other real estate owned           610          514        650
Premises and equipment            504          636        525
Other assets                    1,246        1,168       1,089
                               66,714       67,285      63,745
LIABILITIES
Non-interest bearing deposits   9,437       12,663      10,405
Interest bearing deposits      50,857       48,390      47,672
                               60,294       61,053      58,077
Short-term borrowings              80           66          71
Other liabilities                 792          827         687
                               61,166       61,946      58,835
STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-
authorized 3,000,000
shares, issued and outstanding
outstanding 784,150          3,921           3,921       3,921
Additional paid in capital    (380)           (380)      (380)
Retained earnings            2,049           1,764       1,365
Unrealized gains(losses) on investment
 securities                    (42)              34          4
                             5,548           5,339        4,910
                            66,714          67,285       63,745

Consolidated Statements of Income
Heritage Banskhares, Inc.       Three Months Ended           Six Months Ended
                            6/30/96          6/30/95       6/30/96       6/30/95
Interest Income
 Interest and fees on loans          $ 988           $962         $2,007      $1,889
 Interest on investment securities     202            140            367         289
 Interest on federal funds sold         81            106            192         172
     Total Interest income            1,271          1,208         2,566       2,350
Interest Expense
Interest on deposits                    583            527         1,181         982
Interest on short-term borrowings        0              2             1           2
    Total interest expense               583            529         1,182         984
Net interest income                      688            679         1,384       1,366
Provision for loan losses                 (31)           (48)         (66)        (103)
Net interest after provision              657            631         1,318       1,263
Total  other income                        66             60           131         116

Other Expenses
Salaries and emploee benefits             228            225          474         460
  Other Expenses                          208            250          415         494
   Total other expenses                   436            475          889         954
Income before income taxes                287            216          560         425
Income tax expense                        (92)           (38)        (180)        (79)
Net income                                195            178          380         346
Net income per common equivalent share   $0.25          $0.23       $0.48       $0.44
Cash dividends per common share outstanding $0.00         $0.00        $0.12       $0.08

Consolidated Statement of Cash Flows              Three Months Ended
Operating Activities:                             6/30/96          6/30/95
Net income                                         $380              $168
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                          66                55
Provision for depreciation and amortization          41                31
Amortization of investment security premiums,
 net of discounts                                    (1)                2
Deferred loan origination fees, net of cost          (4)               (9)
Changes in :
Interest receivable                                   5                15
Interest payable                                     20                14
Other assets                                        ( 3)              (77)
Other liabilities                                  (119)              (45)
Net Cash provided by operating activities           385               154

Investing Activities
Proceeds from maturities of AFS securities         1,056            2,038
Proceeds from maturities of HTM securities         2,320              311
Purchase of AFS securities                        (3,492)            (499)
Purchase of HTM securities                          (999)               0
Loan originations, net of principal repayments       938            (1,132)
Purchases of premises and equipment                  (23)              (10)
  Net cash used by investing activities             (200)              708

Financing Activities
Net increase(decrease) in demand deposits,
 NOW accounts and savings accounts               (2,533)              (711)
Net increase in certificates of deposit           1,773               6,963
Net increase (decreaSe) in short-term borrowings     14                 (23)
Net proceed from sale of common stock                 0                  67
Cash Dividends Paid                                (94)                 (63)
                                                   840                 6,233

Increase in cash and cash equivalents             (655)                7,323
Cash and cash equivalents at beginning of year    8,944                5,273
Cash and cash equivalents at end of year          8,289               12,592

Supplemental schedules and cash flow information:
Cash paid for
Interest on deposits and other borrowings          $1,202              $923

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

Note 2.  Earnings Per Common and Common Equivalent Share

  Earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding.
The weighted average number of shares used in the computation of earnings per share was 784,150 for the period ended June 30, 1996 and for the period ended June 30, 1995. Common stock equivalents were not dilutive for 1995 and 1996.

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Earnings Summary

     For the six months ended June 30, 1996, net income for Heritage Bankshares, Inc. totaled $380,000, up 9.83% from the $346,000 reported for the second quarter of 1995. Heritage Bank & Trust earned $392,000 and net holding company expenses were $12,000. Earnings per common share were $0.48 as compared to $0.44 for the same period in 1995.

Net Interest Income

     Net interest income for the first six months of 1996 was $1,318,000, an increase of $55,000 or 4.35% over the $1,263,000 reported for the first six months of 1995.

The primary determinant of this increase was growth in loans, investment securities and to a lesser extent deposits. Gross loans at June 30, 1996 were $42,862,000, up $2,814,000 over the June 30, 1995 total of $40,048,000.
Deposits increased $2,217,000 or 3.81% to $60,294,000 compared to $58,077,000 for the same period in 1995. At June 30, 1996 investment securities were $14,009,000 compared to $9,618,000 in 1995 representing a 45.65% increase.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $66,000 represents a 35.92% decrease from the $103,000 provision at June 30, 1995. The allowance for loan losses at June 30, 1996 and 1995 as a percentage of net loans outstanding was 1.88% and 1.95% respectively.

     Net charge offs during the first six months of 1996 were $13,000 compared to $38,000 during the same period in 1995. At June 30, 1996 loans 90 days or more past due and still accruing and loans on non-accrual status were $27,000 or .06% of total loans compared to June 30, 1995 when such loans were $10,000 or .02% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $514,000 or .77% of total assets at June 30, 1996. At June 30, 1995, non-performing assets were $535,000 or .84% of total assets.

Other Income

     During the first three months of 1996 other income was $131,000, increasing $15,000 or 12.93% over the comparable period in 1995. The increase was due to higher occupancy levels in the Company's other real estate owned properties combined with a modest increase in other service charges, commissions and fee income.

Other Expenses

     Other expenses were $889,000 or 6.82% lower than the $954,000 reported for the same period in 1995. A substantial reduction in the Federal Deposit Insurance Corporation premiums paid by the Company accounts for the decrease.

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

     At June 30, the ratio of net loans to total deposits was 70% compared to 68% for the same period in 1995. Certificates of deposit over $100,000 were $6,101,000 at June 30, 1996 compared to $6,547,000 for the same period in 1995. These large denomination certificates of deposits represented 10.12% of total deposits at June 30, 1996 and 10.27% of total deposits at June 30, 1995.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on federal funds. The bank had $6,122,000 invested in federal funds on June 30, 1996. In addition, $19,704,000 or 45.97% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

     The Company continues to exceed all established minimum capital ratios. Total risk based capital increased from 13.50% at June 30, 1995 to 14.67% at June 30, 1996. Tier I capital increased from 12.24% to 13.41% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 8.08% at June 30, 1995 and 8.10% on June 30, 1996.

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

Date:  August 8, 1996

BY: Robert J. Keogh
    President & CEO

BY: Catherine P. Jackson
    Vice-President and Cashier