Form 10QSB
period 1996-09-30
HERITAGE BANKSHARES INC /VA
filed 1996-12-20
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]


For the Quarter Ended September 30, 1996

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

YES x  NO__

Common stock, par value $5.00 per share: 784,150 shares outstanding as of 10/22/96




 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


			   Consolidated Balance Sheets

			   Consolidated Statements of Income

			   Consolidated Statements of Cash Flows

			   Notes to Consolidated Financial Statements



CONSOLIDATED BALANCE SHEETS



HERITAGE BANKSHARES, INC.



(dollars in thousands)




			 September 30,  December 31,  September 30,
			     1996	    1995          1995
ASSETS

Cash and due from banks	       3,435        3,224        2,610
Federal funds sold             8,360        5,720        9,985
Securities available for sale 10,280        5,701        2,478
Securities held to maturity    5,390        7,302        7,140
Loans, net of unearned income 44,974       43,783       40,048
 Allowance for loan losses      (818)        (763)        (780)
Loans, net                     44,156      43,020       39,268
Premises and equipment            592         636          650
Other real estate owned           499         514          525
Other assets                    1,218       1,168        1,089

                               73,930      67,285       63,745
LIABILITIES

Non-interest bearing deposits  10,623     12,663        10,405
Interest bearing deposits      56,673     48,390        47,672
     		               67,296     61,053        58,077

Short-term borrowings              71         66            71
Other liabilities                 764        827           687
                               68,131     61,946        58,835

STOCKHOLDERS' EQUITY

Common stock, $5.00 par value-
authorized 3,000,000 shares,
issued and outstanding 784,150
shares                          3,921      3,921         3,921
Additional paid-in capital       (380)      (380)         (380)
Retained earnings               2,284       1,764        1,365
Unrealized gains (losses) on
investment securities             (26)         34            4

                                5,799        5,339        4,910

                               73,930        67,285       63,745


CONSOLIDATED STATEMENTS OF INCOME


HERITAGE BANKSHARES, INC


(dollars in thousands except per share amounts)

				Three Months Ended      Nine Months Ended					September 30, 		September 30,
				1996	     1995	1996        1995

Interest income:
Interest and fees on loans     1,018     966            3,025     2,855
Interest on invest.securities    222     169              589       458
Interest on federal funds sold   118     131              310       303
Total interest income          1,358   1,266            3,924     3,616

Interest expense:
Interest on deposits             630     591            1,811     1,573
Interest on short-term borrow.     1       1                2         3
     Total interest expense      631     592            1,813     1,576

Net interest income              727     674            2,111     2,040

Provision for loan/OREO losses    12      42               78       145
Net int. inc. after provision    715     632            2,033     1,895

Total other income                65      75              196       173

Other expenses:
Salaries and employee benefits   229     230              703       690
Other expenses                   208     252              624       728
Total other expenses             437     482            1,327     1,418
Income before income taxes       343     225              902       650
Income tax expense               108      38              288       117
Net income                       235     187              614       533


Net income per common
equivalent share               $0.30  $0.24            $ 0.78    $ 0.68
Cash dividends per common
share outstanding              $  -   $ -              $ 0.12    $ 0.08


CONSOLIDATED STATEMENTS OF CASH FLOWS

HERITAGE BANKSHARES, INC.
(Dollars in thousands)



			       Nine Months Ended


				September 30,

					1996   1995
Operating Activities:

Net Income
					$614   $533
Adjustments to reconcile
net income to net cash
provided by operating activities:

Provision for loan losses         	78    145
Provision for depreciation and
amortization                  	        54     77
Amortization of investment
security premiums,net of discounts 	 0      3
Deferred loan origination fees,
net of cost                       	(4)   (21)
Changes in:

Interest receivable               	18    (27)
Interest payable                       (11)    46

Other assets                           (34)  (120)
Other liabilities             	      (50)    (46)
Net cash provided by operating
activities                             665     590

Investing Activities:
Proceeds from maturities of
available-for-sale securities         1,078   2,314
Proceeds from maturities of
held-to-maturity securities           3,911   1,121
Purchase of available-for-sale
securities                           (5,737)  (4,723)
Purchase of held-to-maturity
securities                           (2,000)    (771)
Loan originations, net of
principal repayments
			             (1,196)  (1,194)
Purchases of premises and equipment     (23)     (15)
Net cash used by investing activities (3,967)  (3,268)

Financing Activities:

Net increase (decrease) in demand
deposits,NOW accounts and savings
accounts				883      554
Net increase (decrease) in certificates
of deposit			      5,360     6,563
Net increase (decrease) in short-term
borrowings                                4      (18)
Net proceeds from sale of common stock    0       67
Cash Dividends Paid                      (94)    (63)
					6,153   7,103

Increase (decrease) in cash and cash
equivalents			        2,851   4,425
Cash and cash equivalents at beginning
of year					8,944   5,273
Cash and cash equivalents at end
of year
				       11,795   9,698



Supplemental schedules and cash flow information:

  Cash paid for:
 Interest on deposits and other borrowings  $1,679 $1,530



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.
The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and the 1996 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

  Earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding.
The weighted average number of shares used in the computation of earnings per share was 784,150 for the period ended September 30, 1996 and for the period ended September 30, 1995 Common stock equivalents were not dilutive for 1996 and 1996.














Item II.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations


Earnings Summary

     For the nine months ended September 30, 1996, net income for Heritage Bankshares, Inc. totaled $614,000, up 15% from the $533,000 reported for the same period in 1995. Heritage Bank & Trust earned $627,000 and net holding company expenses were $13,000. Earnings per common share were $0.78 as compared to $0.68 for the same period in 1995.

Net Interest Income

     Net interest income for the first nine months of 1996 was $715,000, an increase of $83,000 or 13% over the $632,000 reported for the first nine months of 1995.

     The primary determinant of this increase was growth in loans and deposits. Gross loans at September 30, 1996 were $44,974,000, up $4,965,000 over the September 30, 1995 total of $40,009,000. Deposits increased $8,354, 000 or 14% to $67,296,000 compared to $58,942,000 for the same period in 1995.
  Federal funds sold increased $720,000 to $8,360,000 as compared to $7,640,000 at September 30, 1995. At September 30, 1996 investment securities were $15,709,000 compared to $13,522,000 in 1995 representing a 16% increase.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan /OREO losses of $78,000 represents a 46% decrease from the $145,000 provision for loan losses at September 30, 1995. The allowance for loan losses at September 30, 1996 and 1995 as a percentage of net loans outstanding was 1.82% and 1.78% respectively.

     Net charge offs during the first nine months of 1996 were $8,000 compared to $73,000 during the same period in 1995. At September 30, 1996 loans 90 days or more past due and still accruing and loans on non-accrual status were $24,000 or .05% of total loans compared to September 30, 1995 when such loans were $108,000 or .27% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $509,000 or .69% of total assets at September 30, 1996. At September 30, 1995, non-performing assets were $727,000 or 1.12% of total assets.

Other Income

     During the first nine months of 1996 other income was $196,000, increasing $23,000 or 13% over the comparable period in 1995. Income resulting from higher occupancy levels in real estate owned by the bank account for most of this increase. Other real estate owned income (rents less expenses) was $26,000 at September 30, 1996.

Other Expenses

     Other expenses were $1,327,000 or 6% lower than the $1,418,000 reported for the same period in 1995. This decrease reflects management's continuing success in controlling overhead expenses.

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

     At September 30, 1996, net loans to total deposits was 66% compared to 67% for the same period in 1995. Certificates of deposit over $100,000 were $6,144,000 at September 30, 1996 compared to $7,035,000 for the same period in 1995. These large denomination certificates of deposits represented 9% of total deposits at September 30, 1996 and 12% of total deposits at September 30, 1995.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on federal funds. The bank had $8,360,000 invested in federal funds on September 30, 1996. In addition, $21,890,000 or 49% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

     The capital structure of the Company remains strong. Total risk based capital increased from 13.969% at September 30, 1995 to 14.48% at September 30, 1996. Tier I capital increased from 12.71% to 13.22% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, increased from 8.22% at September 30, 1995 to 8.29% as of September 30, 1996.



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

Date:  October 23, 1996

 							BY:_______________________
                 Robert J. Keogh
							           President & CEO


							BY:___________________________
							           Catherine P. Jackson
							           Vice-President and Cashier






1