Form 10KSB
period 1996-12-31
HERITAGE BANKSHARES INC /VA
filed 1997-03-26
CIK 719731

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996  Commission File No. 0-11255


Heritage Bankshares, Inc.
         Virginia                                               54-1234322
(State or other jurisdiction of	                 (IRS Employer incorporation
 incorporation or organization)					   	            identification number)


    200 East Plume Street
     Norfolk, Virginia                                  23514
(Address of principal executive offices)  		   	   			 (Zip Code)



Registrant's telephone number, including area code:          (804) 523-2600



Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 par Value			Securities not registered on a stock exchange
     Title of Each Class

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

		Yes   X				No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997:
$7,630,870*

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 21,1997:
		Common Stock,     $5 Par Value - 786,450




----------------------------------------------
  In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $11.38 per share and voting stock held by non-affiliates of the registrant at March 21, 1997 of 670,551 shares.

Part I

Item 1.  BUSINESS

GENERAL

	Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983.  In August of 1992, two wholly-owned subsidiaries,  Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time.
The principal executive office of the Company is located at 200 East Plume
Street, Norfolk, Virginia.  The Company has three wholly-owned subsidiaries including one bank:  Heritage Bank & Trust (the "Bank") with offices in
Norfolk and Chesapeake, Virginia.  IBV Real Estate Holdings, Inc., a Virginia
corporation is the other subsidiary.
The total consolidated assets of the Company on December 31, 1996 were
$76,846,000.
THE BANK

	Heritage Bank & Trust is engaged in the general commercial and retail banking business.  The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area.

	Heritage Bank & Trust is a state banking corporation. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at its main office at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 1996, the Bank had assets of $76,795,000, with loans of $45,259,000 and deposits of $68,427,000.

IBV REAL ESTATE HOLDINGS, INC.

	IBV Real Estate Holdings, Inc., is a corporation formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank.
Currently, IBV Real Estate Holdings, Inc. owns a 1% interest in IBV Partners,
LP, a Virginia limited partnership formed in December 1986.  IBV Real Estate
Holdings, Inc.,serves as the sole general partner of the partnership.  The partnership's sole asset is a 17,200 square-foot office building located at
1450 South Military Highway, Chesapeake, Virginia.  Heritage Bank & Trust is
a major tenant in the property.

COMPETITION

	The banking business in the cities of Norfolk and Chesapeake, as well as all of the Hampton Roads area is highly competitive.  All of the major commercial banking institutions based in Virginia conduct business in the area.  The
Bank also encounters competition from local banks, savings and loan associations, money market and mutual funds, small loan companies, credit unions
, brokerage firms and other financial institutions.

EMPLOYEES

	The Company and the Bank have 33 employees.  Of this total, 27 are full-time and 6 are part-time.  Management considers its employee relations to be excellent.

REGULATION AND SUPERVISION

THE BANK

Regulatory Matters

	The Bank is subject to state and federal banking laws and regulations which impose specific requirements or restrictions, and provide for general regulatory oversight with respect to virtually all aspects of operations, including, but not limited to, maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, payment of dividends, and establishment of branch offices.  As a state-chartered bank and a member of the Federal Reserve System, the Bank is supervised and regularly examined by representatives of the Board of Governors of the Federal Resreve System
("The Federal Reserve") and the Bureau of Financial Institutions of the
Commonwealth of Virginia.

	The Bank is a member of the Federal Reserve and Virginia Bureau of Financial Institutions . In addition to being affected by general economic conditions, earnings of the Bank may be affected by the fiscal and monetary policies of the Federal Reserve . The techniques used by the Federal
Reserve include setting the reserve requirements of member banks and establishing the discount rate on member banks's borrowing. The impact of the policies of the Federal Reserve, and other regulatory authorities cannot be accurately predicted.
These policies can, however, materially affect the revenues and net income of commercial banks because they have a direct effect on the amount of bank loans and deposits and the interest rates charged and paid thereon.

	The Bank is also subject to restrictions under Section 23A of the Federal Reserve Act ("The Act"). These restrictions limit the transfer of funds to the Company and certain other affiliates, as defined in the Act, in the form of loans, extensions of credit, investments or purchase of assets. Such transfers by the Bank to the company are limited in amount to 10% of the Bank's capital. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. See note 3 of the Consolidated Financial Statemetns, which are incorporated herein by reference under Item 7-"Financial Statements".

	The Bank is also subject to restrictions on the payment of dividends under
Section 33 of the Federal Reserve Act. Under this section, the approval of the applicable Federal Reserve Bank is required if the total of all dividends declared by the Bank during any calendar year exceeds the total of its net profits (as defined by the Act) of that year combined with its net profits of the preceding two years.

	The Federal Reserve Bank and the Bureau of Financial Institutions of Virginia
requires the Bank to maintain certain minimum capital ratios. The Bank and the Company are required to maintain minimum risk-based capital to asset ratios, as defined by the regulators, of 4.00% for the Tier 1 capital ratio and 8.00%
for the Tier 2 capital ratio.  Additionally, a leverage capital ratio, defined as Tier 1 capital divided by average assets, must also be maintained by financial institutions.  For financial institutions with the best regulatory rating, a minimum leverage ratio of 5.00% must be maintained.  The Bank and the Company met the minimum risk-based capital requirements at December 31,
1996.

Mergers and Acquisitions

The Bank Holding Company Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, under recently enacted federal legislation, the restriction on interstate acquisitions was abolished effective September 29, 1995, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks also will be able to branch across state lines effective June 1, 1997, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Under Virginia law, effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements. Although this will have a significant impact on the banking industry, it is not possible to determine, with any degree of certainty, its impact on individual institutions.

Deposit Insurance

Section 38 of the Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized", "adequately capitalized", "undercapitalized", significantly "undercapitalized" and, "critically undercapitalized" and requires or permits such agencies to take certain supervisory actions as an insured institution's capital level falls. The Bank has been notified by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") that it is classified as a "well capitalized" institution for this purpose. An "adequately capitalized" institution is restricted from accepting brokered deposits. A "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions.
These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions. As more fully disclosed in the following paragraph the FDIC deposit insurance premiums required to be paid by institutions depend, in part, on their capital levels, and "undercapitalized" institutions will be required to pay significantly greater premiums than more highly capitalized institutions.

	The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations).  Effective January 1, 1996, depository institutions insured by the Bank Insurance Fund ("BIF"), ranked in the top risk classification category of well capitalized, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% of domestic deposits.  These rate schedules are subject to future adjustments by the FDIC.  In addition, as more fully disclosed in the following paragraph, the FDIC has authority to impose special assessments from time to time.

The Deposit Insurance Funds Act of 1996 ( the "Funds Act") was enacted on September 30, 1996. Among other provisions, the Funds Act: (1) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutorily required reserve ratio of 1.25% of insurable deposits; (2) exempts certain depository institutions with SAIF assessable deposits that meet any of several specified criteria from paying the special assessment, (3)authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the first semiannual period of 1997 were set at 1.30% annually for BIF-assessable deposits and at 6.48% annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF.
By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF assessable deposits until the insurance fiends are merged or until January 1, 2000, whichever occurs first.

Regulations

On December 15, 1994, the Federal Reserve Board, the Office of Thrift Supervision, the Office of the Controller of the Currency ("OCC"), and the FDIC (collectively the "agencies") issued a final rule entitled, Risk-
Based Capital Standards: Concentration of Credit Risk and Risks of Nontraditional Activities. The final rule amends the risk-based capital standards by explicitly identifying concentrations of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. While no quantitative measure of such risk is included in the final rule, to the extent appropriate, the agencies will issue examination guidelines on new developments in nontraditional activities or concentrations of credit to ensure that adequate account is taken of the risks of these activities. Moreover, the agencies also believe that institutions identified though the examination process as having significant exposure to concentration of credit risk, or as not adequately managing concentration risks, should hold capital in excess of the regulatory minimums. Therefore, due to the subjective nature of this final rule, the Bank is unable to determine what effect, if any, this rule may have on regulatory capital requirements.

On August 2, 1995, the OCC, the Federal Reserve Board, and the FDIC (collectively the "banking agencies") issued a final rule entitled, Risk-
Based Capital Standards: Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. It is important to note that the banking agencies intend to implement this rule on a case-by-case basis during the examination process. The second step of the banking agencies' process will be to issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exposure.
Due to the subjective nature of the first phase of this final rule, the Bank is unable to determine what effect, if any, this rule may have on its regulatory capital requirements On November 16, 1995, the Federal Reserve Board issued guidelines entitled, Federal Reserve Guidelines for Rating Risk Management at State Member Banks and Bank Holding Companies (the "Guidelines"). The Guidelines specify that principles of sound management should apply to the entire spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk and that, for state member banks, a single numerical rating for risk management should be provided as part of the examination process. The Guidelines also specify that examination reports should make reference to the types and nature of corrective actions that need to be taken by institutions to address noted risk management and internal control deficiencies. Where appropriate, institutions should also be advised that the Federal Reserve
Board will initiate supervisory actions if the failure to separate critical operational duties creates the potential for serious losses or if material deficiencies or situations that threaten the safe and sound conduct of their activities are not adequately addressed in a timely manner. Due to the subjective nature of the risk-management evaluation, the Bank is not able to determine what effect, if any, this rule may have on the operation of the Bank.

On October 1, 1996, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness
(the "Guidelines") to include asset quality and earnings standards. The Guidelines were adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Guidelines a financial institution shall: (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets, (3) take appropriate corrective action to resolve problem assets, as appropriate; and (4) provide periodic asset quality reports to the board of directors to assess the level of asset risk. The earnings standards specified by the Guidelines require an institution to compare its earnings trends ( relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers.
The Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations; (2) assess the source, volatility, and sustainability of earnings, (3) evaluate the effect of nonrecurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Guidelines note that the complexity and sophistication of an institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Bank does not believe that these Guidelines will materially effect its operations or financial condition.

The Federal Financial Institutions Examination Council ("FFIEC") has approved revisions to the reporting requirements for the Reports of Condition and Income (Call Report) that will take effect as of March 31, 1997. The revisions that are expected to have the greatest impact on most financial institutions will be the adoption of generally accepted accounting principles ("GAAP") as the reporting basis for the balance sheet, income statement and related Call Report schedules. This will involve the revision of Call Report instructions that currently depart from GAAP, the addition of a small number of new items to meet supervisory data needs resulting from the adoption of GAAP, and the modification of other existing Call Report items or instructions. In the March 31, 1997 Call Report, financial institutions are required to adopt the provisions of Financial Accounting Standards Board ("FASB") Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for transfers and servicing of assets occuring after December 31 1996. As FASB 125 provides standards for distinguishing the transfer of financial assets from secured borrowings and, therefore, the recognition and derecognition of financial assets, regulatory capital calculations could be significantly impacted. The Bank is currently considering the relevant provisions of FASB 125, and assessing the accounting treatment and legal ramifications of modifying participation agreements. Additional information with respect to this pronouncement is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Recent
 Accounting Pronouncements and is incorporated herein by reference thereto.

On December 20, 1996 the FDIC Board of Directors adopted the FFIEC's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and is effective January 1, 1997. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS includes the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Bank does not believe that this statement of policy will materially effect its operations.

THE COMPANY

	As a bank holding company, the Company is subject to regulation by the Federal
Reserve System in accordance with the provisions of the Bank Holding Company
Act of 1956, as amended, and the rules and regulations promulgated thereunder.

	A bank holding company is required to file with the Federal Reserve Board annual reports and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5.00% of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of more than 5.00% of any company which is not a bank or bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

	The Federal Reserve Board has determined that numerous activities are closely related to banking, and thus bank holding companies may apply to the Federal
Reserve Board for permission to retain or acquire an interest in a company engaging in or proposing to engage in these activities.  The permitted non-banking activities include making loans that would be made by mortgage, finance, credit card or factoring companies; operating as an industrial bank;
servicing loans; performing the functions of a trust company; leasing personal property; making investments to promote community welfare; providing bookkeeping or data processing services; acting as insurance agent or broker with respect to insurance that is directly related to the extension of credit or other financial services and acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the appraisal  activities.  Also, an application may be filed as to other activities, but the Federal Reserve Board will publish a notice of opportunity for hearing only if it believes there is a reasonable basis for concurring in the holding company's opinion that the activity applied for is closely related to banking.

	A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for these services on the condition that (a)
the customer must obtain or provide some additional credit, property, or services from or to its bank holding company or subsidiaries thereof, or (b)
the customer may not obtain or provide some additional credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure soundness of credit extended.

Item 2. PROPERTIES

	The bank owns two of its banking locations, 841 North Military Highway and 200 East Plume Street, in Norfolk, Virginia. Management believes these locations are in excellent condition. A third banking location and the bank's operations center are located at 1450 South Military Highway in Chesapeake, Virginia. See "IBV Real Estate Holdings, Inc." under Item 1 and "Certain Relationships and Related Transactions" under Item 2. The
Bank has purchased a parcel of land at 4807 Colley Avenue in Norfolk, Virginia to construct a branch office that is tentatively scheduled to open on December 1, 1997.

Item 3. LEGAL PROCEEDINGS

	The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available to management and advice received from legal counsel, there are no meritorious claims involving the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	No matters were submitted to a vote of securities holders during the fourth quarter of 1996.


PART II

Item 5.  MARKET FOR  THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS


	There is a limited public market for the Company's common stock.  It is not listed for trading on a registered exchange.  There are no "market makers"
for the stock.  Trades in the common stock occur on a local basis.  Scott &
Stringfellow Inc., a Virginia brokerage firm, attempts to match orders to buy and sell the common stock.  Accordingly, there is no established public trading market for shares of common stock, and quotations do not necessarily reflect the price that would be paid in an active, liquid market.  There can be no assurance an active trading market will develop in the future.  The following table sets forth the closing high and low sales price for the common stock by calendar quarters for the past two years as reported to the Company by Scott & Stringfellow
Inc.

Calendar Quarter

1996

                   HIGH    LOW
Fourth Quarter   $9.75   $ 9.25
Third Quarter     9.00     8.50
Second Quarter    8.63     8.50
First Quarter     7.75     7.00


1995

Fourth Quarter $ 6.38  $    5.88
Third Quarter    6.75       5.50
Second Quarter   5.00       4.50
First Quarter    6.00       5.87


	At March 21, 1997, there are 1,377 record holders of the 786,450 outstanding shares of common stock.

	As of March 21, 1997, the most recent sales price of common stock known to the
Company was $11.38 per share.

	The Company's Board of Directors determines whether to declare dividends and the amount of such dividends.  Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors.  The
Company's principal source of funds for cash dividends is the dividends paid to the Company by the Bank.  The Company declared and paid dividends of $.12 and $.08 per share in 1996 and 1995, respectively.







Item 6.  SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following sets forth certain selected financial data with respect to the
Company.  The data presented below for the years ended December 31, 1996 and
1995, respectively, should be read in conjunction with the Consolidated
Financial Statements and notes thereto, which have been audited by Goodman &
Company, L.L.P. independent accountants.  (The Consolidated Financial
Statements and notes thereto for the years ended December 31, 1996 and 1995 are filed herewith).  This data should also be read in conjunction with the discussion and analysis that follows.

Summary of Consolidated Financial Data



(Dollars in thousands, except per share data)

                                       1996    1995

FOR THE YEAR
Interest income $      5,380  $      4,919
Interest expense       2,495         2,179
Net interest income     2,885        2,740
Provision for loan losses  93          193
Noninterest income         246         234
Noninterest expense       1,950      1,941
Income taxes                21          95
Net income                  870        745

AT YEAR END

Assets                $    76,846 $     67,285
Loans, net                 45,259       43,783
Federal funds sold           5,92        5,720
Securities                 20,197       13,003
Deposits                   68,427       61,053
Stockholders' equity        6,112        5,338

AVERAGE BALANCES
Assets                $    70,968  $    62,807
Loans, net                 42,970       40,025
Federal funds sold          8,605        6,925
Securities                 14,509       11,939
Deposits                   64,519       57,058
Stockholders' equity        5,686        4,935


PER SHARE DATA

Earnings per common and
common equivalent share   $  1.09    $   0.94
Cash dividends declared       0.12        0.08
Book value at year end        7.79        6.80
Shares outstanding at
year end                    784,150      784,150
Weighted average shares
includes common stock
equivalents)                799,944      788,974

RATIOS

Return on average assets     1.23%       1.19%
Return on average equity    15.30%      15.10%
Average equity to average
assets                        8.01%     7.86%
Allowance to year end loans   1.83%     1.74%
Net loans charged-off
to average loans               0.03%     .17%



PERFORMANCE SUMMARY:

	In 1996, net income for Heritage Bankshares, Inc. totaled $870,000 compared to
$745,000 earned in 1995.  Heritage Bank & Trust's net income was $878,000 and
net holding company expenses were $8,000.   In 1995, Heritage Bank & Trust's
net income was $749,000 and net holding company expenses were $4,000.00.
Earnings per common and common equivalent share in 1996 was $1.09 compared to $.94 in 1995.
The 1996 provision for loan losses was $93,000 compared to the 1995 provision of
$193,000. Net interest income increased $146,000 in 1996 to $2,886,000, from
2,793,000 in 1995.

Total assets increased at the end of 1996 to $76,846,000. Total assets at the end of 1995 were $67,285,000. Gross loans increased $2,240,000 from 43,019,000 at the end of 1995 to $45,259,000 at the end of 1996. Deposits increased from $61,053,000 at December 31, 1995 to $68,427,000 at December 31, 1996.

LIQUIDITY:

Liquidity is the ability of the Company to efficiently fund depositors' withdrawals and extensions of credit to borrowers. The Company and Heritage Bank & Trust must consider both immediate liquidity needs, as well as the long-term matching of maturing loans and investments with obligations to depositors.

The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 1996, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $8,994,000. The bank also has borrowing capacity of $5.9 million, as a member of the Federal Home Loan Bank System.

The Company's cash and cash equivalents increased by $50,000 in 1996. Net cash provided by financing activities was $8,692,000. This was primarily due to growth in both time and demand deposits, which increased $8,723,000 by year-end 1996. This increase is largely due to the expansion of current customer relationships. This was offset by net cash used by investing activities of $9,555,000, which is largely due to the $7,194,000 increase in investment securities and a $2,240,000 increase in gross loans.

Table 2: Selected Liquidity Statistics

For the Year Ended December 31,

                                  1996      1995
(Dollars in thousands)
Available short-term assets (1)   8,262 $   9,458
Certificates of deposit $100,000
 and over                          6,728     7,750

Net available short-term assets    1,534     1,708


Ratio of available short-term assets to
certificates $100,000 and over         123%    122%
Ratio of loans to deposits              66%     72%
Ratio of certificates $100,000 and
over to total assets                    9%      12%


(1)As of December 31, 1996 available short-term assets include federal funds sold of $5,925,000 and held-to-maturity and available-for-sale securities maturing within one year of $547,000 and $1,790,000, respectively.
At December 31, 1995, available short-term assets included federal funds sold of $5,720,00 and held-to- maturity- and available-for-sale securities maturing within one year of $743,000 and $2,995,000 respectively.


PARENT COMPANY LIQUIDITY:

The parent company incurred expenses for stockholder-related activities, stock transfer and other functions necessary for the administration of the Company.

See Note 3 of the Consolidated Financial Statements for the parent company's Cash Flow Statement for further information on cash provided or used by the parent for operating and investing activities.

CAPITAL:

Stockholders' equity at December 31, 1996 was $6,112,000 compared to $5,338,000 at the end of the prior year. Book value per share increased from $6.80 at December 31, 1995 to $7.79 at December 31, 1996.
                                  the Year ended December 31,
                                        1996    1995
(Dollars in thousands)
Risk-based capital:
Tier I Capital
Stockholders' equity
                                  $      6,081 $5,304
Tier II Capital
Allowance for loan losses (limited)        569    534
Total                             $      6,681  $ 5,838

Risk adjusted assets  $    45,230  $    42,717

Risk-based capital ratios:
Tier I                        13.44%    12.42%
   Total                      14.70%    13.67%
Leverage ratio                 8.57%     8.44%

Primary capital ratio          8.91%     8.92%

RATE SENSITIVITY:

At December 31, 1996 the Company had, on a cumulative basis, $6,790,000 more in liabilities subject to repricing within one year than assets. It is management's view that the Company is an asset-sensitive company.
This view is based on the fact that historically the Company's earnings have been more favorable during periods of increasing interest rates.

Table 4 provides an interest sensitivity analysis as of December 31, 1996.

Heritage Bankshares, Inc

Interest Sensitivity Analysis

December 31, 1996


                 Within  Over3 Over  Over   Over
                 1 month  thru  1 Yr  3 yr  5 thru   Total
                 thru 3   12   thru  thru    10      thru   Over
                 months   months 3    5      yrs    10 yrs  10yrs    Total
Earning assets:

Federal funds   $5,925  $-      $-    $-         $-   $5,92   $-        $5,925
Investment
securities(2       500  1,837 11,395  4,702      676   19,110 1,041     20,151
Loans           21,695  2,458  6,214  5,542    2,239   38,148 8,011     46,159
Total Earning
Assets         $28,120 $4,295 $17,609 $10,244  $2,915  $63,183 $9,052  $72,235


Interest and non-interest bearing liabilities:
Commercial DDA(3)$5,311 $-    $3,187 $2,124 $-    $10,622 $-   $10,622
Personal DDA(3)      -  -     1,126    375   375   1,877  -     1,877
TT&L Note           131  -     -          -     -     131  -        131
Savings(3)            -   -    2,806    935    935  4,676  -      4,676
Money Market(3)       - 2,455  2,455      -    -    4,910  -      4,910
NOW(3)                - -      4,421   1,474  1,474 7,368  -      7,368
Certificates      7,253 24,055 6,206   1,460     - 38,974 -       38,974
Securities sold
Under agreements to
repurchase         1,349 -      -       -        -  1,349 -       1,349
Total Interest and non interest
bearing liabilities $14,044 $26,510 $20,200 $6,369 $2,784 $69,907 $- $69,907

Interest
sensitivity gap $14,076 $(22,215)$(2,591)$3,875 $131 $(6,724)$9,052 $2,328

Cumulative gap   $14,076 $(8,139)$(10,730)$(6,855)$(6,724)

Ratio interest sensitive assets
to interest-sensitive
 liabilities       2.00 0.16 0.87 1.61 1.05 0.90

Ratio of cumulative gap to
total earning assets   19.49%-11.27%-14.85%-9.49%-9.31%

(1)Assets and liabilities are presented in the period they mature or reprice, whichever is earlier
(2)Presented on an amortized cost basis.
(3)Based on the proposed range of maturities for non-maturity deposits issued by the banking agencies.


NET INTEREST INCOME:

Net interest income is the difference between interest earned on loans, investment securities and short-term investments and interest paid on deposits, securities sold under agreements to repurchase and other short-term borrowing. Material factors affecting net interest income included interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest-bearing liabilities,and the level of noninterest-bearing liabilities.

Net interest income increased from $2,740,000 in 1995 to $2,886,000 in 1996, a $146,000 increase. The increase is primarily attributable to the 55% increase in investment securities and to a lesser extent the 5% increase in gross loans.

Table 5 presents the components of net interest income. Table 6 allocates changes in volume and rate on net interest earnings.

Table 5:  Components of Net Interest Income

For the years ended December 31,


                          1995                   1996

Interest earning assets: (taxable equivalent basis (1))

Loans(net)(2)) $ 43,781  $  4,146  9.47% $  40,025  $3,939 9.84%
Investment
securities
taxable(4)      14,360        853  5.94%     11,939     653 5.47%

Investment
securities
non-taxable(1)4)   149          10 6.71%        -         -    -

Federal Funds      8,605       456 5.30%     6,925      407 5.88%

Total Interest
earning assets    66,895     5,465 8.17%    58,889    4,999 8.49%

Noninterest earning assets:

Cash and due
 from banks       2,525                      2,389
Allowance for
loan losses       (811)                       (733)
Other real
estate owned         503                        540
Premises and
equipment            603                        648
Other assets        1,253                     1,074
                    4,073                     3,918

Total Assets        70,968                   62,807

Liabilities and stockholders' equity

Interest bearing liabilities:
Money Market and
 NOW accounts      $ 14,235 $ 407 2.86%   $    12,981  $382  2.94%
Savings Deposits      4,718    158 3.35%       4,826    175  3.63%
Savings Certificates 28,065  1,599 5.70%      22,128  1,215  5.49%
Large denomination
 certificates        6,449     328 5.09%      6,626     404  6.10%
Securities sold under
agreements to
 repurchase             14       1   4.36%     -      -        -
Short-term borrowings   96       3   3.13%     99      3     3.03%
Total interest bearing
liabilities          53,577    2,495 4.66%  46,660   2,179   4.67%
Noninterest bearing liabilities:
Demand deposits          11,051             10,497
Other                       654                715
Total Liabilities        65,282              57,872
Stockholders' equity      5,686               4,935

Total liabilities and stockholders'
equity                 $  70,968         $ 62,807

Net interest earnings $    2,970         $  2,820

Net interest yield margin on average interest earning
assets taxable equivalent basis
                              4.44%          4.79%
Less tax equivalent adjustment $ (85) $      (80)

Net interest income          $ 2,885     $   2,740
Net interest spread (taxable
equivalent basis)
                                 3.51%         3.82%


(1) Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3) Daily average balances are calculated using the aggregate daily average balances on a monthly basis.
(4)The yield/rate of the investment securities is computed using the amortized cost basis.



Table 6:  Effect of Changes in Volume and Rate on Net Interest Earnings

For the years ended December 31, (1)

                       1996 / 1995       1995 / 1994
(Dollars in thousands)
                Increase (Decrease)    Increase (Decrease)
                 Due to Change In:      Due to Change In:
                Volume  Rate  Total     Volume  Rate  Total
Interest income (2):
Loans              $  346  $(139) $ 207  $  146    $  330    $476
Taxable securities    140    60     200     (24)       81       57
Non-taxable securities 10    -      10        -          -       -
Federal funds sold     82  (33)     49       115       95      210
Total interest income 578  (112)   466       237      506      743

Interest expense:
Money Market and NOW
accounts              35     (10)   25       (13)      26       13
Savings              (4)     (13)  (17)     (149)      30     (119)
Certificates        336       47    383      302      182      484
Certificates of
$100,000 or more    (11)     (65)   (76)      37      119       156
Securities sold under
agreements to
repurchase            1        -      1        -       -         -
Short-term borrowings -        -      -        -       1         1
Total interest
expense               357     (41)   316      177     358       535

Net change in interest
earnings             $ 221   $(71) $  150  $   60  $  148  $    208


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar of the changes in each.
(2)Interest income includes taxable equivalent adjustments of $85,000 in 1996 and $80,000 in 1995 used to adjust interest on tax exempt assets to a fully taxable basis.

ASSET QUALITY

PROVISION AND ALLOWANCE FOR LOAN LOSSES:

The provision for loan losses is charged to operations in an amount sufficient to maintain the allowance for loan losses at a level management considers adequate to provide for future loan losses inherent in the loan portfolio. Loans are charged against this allowance when management perceives the collection of the loan is unlikely. The level of the allowance is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service area.

In 1996, the provision for loan losses was $93,000, a 52% decrease compared to the $193,000 provision for loan losses in 1995. Net loans charged-off in 1996 were $14,000 compared to $68,000 in 1995.
Table 7 summarizes activity in the Allowance for Loan Losses and provides statistics on nonperforming assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.

Table 7:  Summary of the Allowance For Loan Losses

 Nonperforming Assets and Past Due Loans
 and Selected Loan Loss Statistics

For The Years Ended
December 31,
                              1996       1995
(Dollars in Thousands)
Allowance for Loan Losses:
Balance, December 31         $763  $   639
Charge-offs:
Commercial                    36       110
Real estate                    0         8
Consumer                      48         23
Total loans charged-off       84        141
Recoveries:
Commercial                    42          9
Real estate                   18         61
Consumer                      11          2
Total recoveries              71         72
Net charge-offs               13         69
Provision for loan losses     93         193
Balance, December 31, 1996 $  843  $    763
Ratio of net charge-offs to
average loans outstanding   0.03%       0.17%

Ratio of allowance for loan
losses to loans at period-end 1.83%     1.74%

Nonperforming Assets and Loans Past Due 90 Days

Nonaccrual loans     $      13  $        18
Other real estate owned     444         514
Total nonperforming assets $457  $      532

Ratio of nonperforming
assets to total assets      0.59%      0.79%

Nonaccrual loans:
Interest income that
would have been recorded
under original terms         $ 2  $     2

Interest income recorded
during the period          $  -    $    -

Loans 90 days past due
and still accruing         $ 15     $ 3

A breakdown of the allowance is provided in Table 8; however, such a breakdown has not historically been maintained by the Company and management does not believe the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated below based on the relative percent of loans in each category to total loans.


Table 8:  Allocation of the Allowance for Loan Losses

December 31,

                             1996       1995

Balance at End of Period Applicable to:
                              Percent          Percent
                                 of               of
                       Amount  Total     Amount  Total
Commercial $            171    20%    $  148      19%
Real estate - mortgage  577    68%       515      68%
Real estate - construction 38   5%        45       6%
Consumer                   7    7%        55       7%

Total
             $            843 100%    $  763      100%

POTENTIAL PROBLEM LOANS:

At December 31, 1996 and December 31, 1995, loans on either nonaccrual status or loans past due 90 days or more and still accruing amounted to $28,000 and $21,000, respectively. At December 31, 1996, the Company had approximately $668,000 of loans that have been internally classified, and $699,000 which require more than normal attention and are potential problem loans. The Company has considered these loans in establishing the level of the allowance for loan losses. At December 31, 1995, loans that had been internally classified or which required more than normal attention and were potential problem loans were $240,000 and $1,849,000, respectively.

CREDIT RISK AND REGULATORY MATTERS:

Credit risk, the risk of loss from default, is inherent in lending. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Management and the boards of directors of the Company believe the allowance is a reasonable estimate of potential loss exposure in the loan portfolio at year end, however, many factors affecting the ability of borrowers to repay their loans, including economic factors beyond the control of the Company or the borrowers, will impact this estimate on an ongoing basis.

Reports of examinations furnished by state and federal banking authorities are also considered by management. Regulatory agencies periodically review the allowance for loan losses as part of their examination process and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. During 1996 and 1995, regulators completed regular examinations of the Company and the Bank. A federal examination was conducted in the fourth quarter of 1996 for the balance sheet dated September 30, 1996. In the fourth quarter of 1995 a state examination was conducted for the balance sheet dated September 30, 1995. No additions to the allowance for loan losses were recommended as a result of these examinations.

NONPERFORMING ASSETS:
Nonperforming assets consist of loans on nonaccrual status and other real estate owned. Loans are placed on nonaccrual status when they become over 90 days past due unless such loans are fully collateralized and, in management's judgment, are collectible. Other real estate owned consists of real estate acquired in settlement of loans. These properties are carried at the lower of cost or estimated fair value. Losses from the acquisition of other real estate owned in full or partial satisfaction of a loan are charged to the allowance for loan losses. Subsequent declines in value or losses upon disposition are charged to noninterest expense.


Table 9 provides an analysis of the size, number and collateral composition of nonperforming assets at December 31, 1996.

Table 9:  Nonperforming Assets

 December 31, 1996
(Dollars in thousands)

Nonperforming assets by dollar amount:

                                                            Percent
                    Number                                    of
                    of items          Balances            Total Dollars
$400,000 and over     -                  -                  0%
$300,000 - $400,000   -                  -                  0%
$200,000 - $300,000
$100,000 - $200,000   4                  444               97%
$50,000 - $100,000
$50,000 and under    14                   13                3%

                     18                $  457              100%

Nonperforming assets by collateral composition:

                                                                  Percent

                        Number                                         Of
                      of Items            Balance               Total Dollars
1-4 Family residential          1            $131                    29%
Automobile, equipment and other 0              0                      0%
Commercial property             0              0                      0%
Land                            0              0                      0%
Multi-family residential        3             313                    68%
Uncollateralized               14              13                     3%
                               18             $457                  100%



LOAN PORTFOLIO:


The loan portfolio is the largest category of the Company's earning assets. Table 10 shows the type and maturity of loans outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to sensitivity to changes in interest rates.

Table 10:  Loan Maturities
 (Dollars in thousands)



                                          After 1






eal estate - mortgage             6,214   13,543    11,536
Real estate - construction         2,112       37       222
Consumer                           1,442    1,780        36
                                  $ 14,354 $18,973  $12,775



Loans maturing
after 1 year with:
Fixed interest rates                   $    11,111  $    10,176
Variable interest rates                       7,862       2,599
                                        $    18,973 $    12,775



Table 11 includes loans collateralized by real estate at December 31, 1996. Some of these loans are included in commercial loans for purposes of Table 10.

Table 11:  Loans Collateralized By Real Estate

                                                              Percentage
                                                                of total
                                                Amount        loan portfolio

(Dollars in thousands)
Construction and land development                 $ 2,371              7%
Collateralized by 1 - 4 family
residential properties                             16,439             49%
Collateralized by multi-family
residential properties                                794              2%
Collateralized by non-farm
non-residential properties                         14,060             42%
                                           $       33,664            100%




INVESTMENT PORTFOLIO:

The company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The investment portfolio is used to provide liquidity in the event of the withdrawal of large deposits or to satisfy unusual loan demands, and consists primarily of U.S. Treasury and government agency securities.

Table 12 shows the maturities of investment securities at December 31, 1996, and the weighted average yields to maturity of such securities:



Table 12:  Investment Securities (1)
 December 31, 1996
 (Dollars in thousands)
                       1 Year        2-4          4-5 (2)     Over 5(3)
                       or less       years        years         years

                    Amount Yield Amount Yield Amount Yield Amount Yield U.S. Treasury,
government agencies
state and political
subdivisions       $ 2,337 5.88% $ 13,793 6.09% $ 2,248  6.36% $1,516 5.98%
Other                   -    -         65 6.00%     -     -       202 7.25%

Total            $   2,337 5.88%  $13,858 6.05% $ 2,248 6.36% $1,718 6.62%


1) Presented on an amortized cost basis
(2) Includes $233,000 in tax free securities with a weighted average yield of 4.30%
(3) Includes $258,000 in tax exempt securities with a weighted average yield of 4.50%.



DEPOSITS:
The Company's deposit base includes large denomination certificates of deposit of $100,000 or more which represent approximately 10% of total deposits at December 31, 1996. The Bank pays market rates for these funds. Management of the Bank attempts to match large denomination certificates of deposit with rate-sensitive assets. At December 31, 1996, available short-term assets totaled $8,262,000.

Table 13 presents remaining maturities of large denomination certificates ($100,000 or more) at December 31, 1996.


Table 13: Remaining Maturities of Large Denomination Certificates

 December 31, 1996
(Dollars in thousands)

                                     Amount
Three Months or less            $    2,680
Over three through six months         2,982
Over six through twelve months          225
Over twelve months                      841
                          $           6,728



NONINTEREST  INCOME:

Noninterest income increased $12,000 or 5% from 1995 to 1996 primarily due to an increase in charges on deposit accounts. This reflects increased activity related to the bank's merchant credit card program. Income from the discount rate on merchant credit card transactions increased by $11,000 in 1996 compared to 1995.

A comparison of noninterest income may be found in Table 14.
Table 14:  Noninterest Income
(Dollars in thousands)
For the Years Ended December 31,

                           1996     1995       1996 over 1995

Service Charges     $      172  $    169          $  3

Other Income                74        65             9
                 $         246 $      234         $  12


NONINTEREST EXPENSE:

Noninterest expense increased $9,000 or .46% from 1995 to 1996. This slight increase reflects management's continued success in controlling overhead and other non-interest related expenses.


A comparison of noninterest expense may be found in Table 15.

Table 15: Noninterest Expense
(Dollars in thousands)
For the Years Ended December 31,

                                 1996         1995   1996 over 1995

Salaries and employee benefits $  1,046      $991     $  55
Occupancy expenses                  174       169         5
FDIC Insurance                        2        60       (58)
Furniture and equipment expense      96       125       (29)
Automated services                  103        91        12
Accounting and audit                 40        40         -
Stationery and supplies              47        43         4
Director fees                        39        33         6
Taxes & Licenses                     63        56         7
Insurance expense                    37        31         6
Marketing expense                    22        19         3
Other                               281       283        (2)
                            $      1,950    1,941 $       9



INCOME TAXES:

For the year ended December 31, 1996, the Company recognized an expense of $218,000. This represents a $123,000 increase from the $95,000 expense for 1995. The increase primarily reflects the utilization of net operating losses for tax return purposes in 1995.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, Accounting for Transfers and Servicing of Financial
Assets and of Liabilities. This Statement provides accounting and reporting standards for servicing of financial assets and extinguishments of liabilities, and provides s for distinguishing transfers of financial assets that are sales from transfers that secure borrowings.
Except for certain provisions affecting repurchase agreements and other similar transactions, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is applied prospectively. Earlier or retroactive application is not permitted. The effective date of the provisions affecting repurchase agreements and similar transactions, including related transfers of collateral, is delayed for one year, to allow more time for accounting systems to be put in place to properly reflect the requirements and guidance of this Statement.

This Statement also provides implementation guidance for assessing isolation of transferred assets (one of the requirements for recognizing transfers), and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls","wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. Except for the provisions affecting loan participations, the Statement is not expected to materially affect financial condition or results of operations. However, pursuant to the Statement's provisions, if a loan participation agreement constrains the transferees (participating bank) from pledging or exchanging their participations, the transferor (originating bank) has not relinquished control over the loan and shall account for the transfer as a secured borrowing. The Statement also provides that a transferor's right of first refusal on a bona fide offer from a third party, a requirement to obtain the transferor's permission that shall not be unreasonably withheld, or a prohibition on sale to the transferor's competitor is a limitation on the transferee's rights but presumptively does not constrain a transferee from exercising its right to pledge or exchange.
The Company is currently considering these provisions, and assessing the accounting treatment and legal ramifications of modifying participation agreements.

On November 14, 1996, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 96-12 ( the Issue),Recognition of Interest Income and Balance Sheet Classification of Structured Notes. Structured notes are debt instruments whose cash flows are linked to the movement in one or more indexes, interest rates, foreign exchange rates, commodities prices, prepayment rates, or similar variables. They are issued by U.S. government-sponsored enterprises, multilateral development banks, municipalities, and private corporations.
The Issue addresses the accounting for certain structured notes that are in the form of debt securities. The EITF reached a consensus that investors should use the retrospective interest method for recognizing income on structured note securities that are classified as available-for-sale and held-to-maturity debt securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that meet certain conditions. Under the retrospective interest approach, income on the structured notes for the current period is measured based on changes in estimates of future cash flows between periods, and cash receipts of interest income in the current period and, therefore, is different from recognizing income on the interest method of accounting for securities. The EITF observed that changes in accounting for this Issue should be applied to all structured notes within the scope of this Issue either currently as a change in accounting principle, or prospectively to new securities acquired after November
 14, 1996. Management believes the Bank does not hold securities within the scope of the Issue, and does not plan to investment in such securities in the foreseeable future. Therefore, this EITF Issue is not expected to materially affect financial condition or results of operation in the foreseeable future.

	The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. SOP 96-1 provides guidance on accounting for environmental remediation liabilities within the framework established by FASB Statement No. 5, Accounting for Contingencies.
It includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized in accordance with FASB No. 5, and guidance on measurement, display, and disclosure of such liabilities.
The SOP is effective for fiscal years beginning after December 15, 1996, with earlier application encouraged. Management does not believe this SOP will materially affect financial condition or results of operation of the Company in the foreseeable future.


Item 7:  FINANCIAL STATEMENTS

The report of independent accountants and the Company's consolidated financial statements and footnotes for the years ended December 31, 1996 and 1995 are incorporated herein by reference. The Annual Report on Form 10-KSB should be read in conjunction with the Company's consolidated financial statements and footnotes.

Item 8:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	On January 5, 1990, the Board of Directors voted to amend the by-laws to increase the size of the Board of Directors from 12 to 14 members. As of December 31, 1996, there were 9 directors.


The following schedule sets forth certain information concerning the directors and executive officers of the Company.
Director's                               Term to               Positions With
Name                            Age       Expire                The Company

James A. Cummings               54         1998             Director
F. Dudley Fulton                48         1999             Director
Henry U. Harris, III            45         1997             Director and
                                                    Vice-Chairman of the Board

Stephen A. Johnsen              51         1997             Director and
                                                     Secretary of the Board
Robert J. Keogh                 48         1998             President;
                                                           Director and
                                                       President-Heritage
                                                            Bank & Trust

Peter M. Meredith, Jr.          45       1998             Director and
                                                     Chairman of the Board

Gerald L .Parks                 63        1999            Director

Ross C. Reeves                  48        1999             Director

Harvey W. Roberts, III          52        1998             Director

	James A. Cummings was appointed director of the Company effective November 1992, and has served as a director of Heritage Bank & Trust since April 1992.
He currently serves as Vice President of Southern Atlantic Label Company.

F. Dudley Fulton was appointed director of the Company effective December 31, 1991, and has served as a director of Heritage Bank & Trust since 1988. He currently serves as President and Chief Executive Officer of Henderson and Phillips, Inc.

Henry U. Harris, III has been a director of the Company since November 1992 and has served as Vice-Chairman since January 1995. He has been a director of Heritage Bank & Trust since September 1990. He has served as Vice President of Virginia Investment Counselors for ten years.

Stephen A. Johnsen has been a director of the Company since 1988 and has served as Secretary since January 1995. He has served as a director of Heritage Bank & Trust since 1984. Mr. Johnsen has been the President of The Flagship Group since 1984.

Robert J. Keogh has been a director since 1989. He has served as President and as a director of Heritage Bank & Trust since August 1988. He previously was a Senior Vice President of First American Bank of Virginia from December 1983 to August 1988.

Peter M. Meredith, Jr. was elected as a director of the Company in November 1992 and has served as Chairman since January 1995. He has served as a director of Heritage Bank & Trust since September 1991. He had been the President of Meredith Construction Company for several years and currently serves as Chairman and Chief Executive Officer.

Gerald L. Parks has been a director of the Company since 1987 and has served as a director of Heritage Bank & Trust since its inception. He had been President of Capes Shipping Agencies, Inc. for several years, and is now serving as Chairman and Chief Executive Officer.

Ross C. Reeves was elected as a director of the Company in February 1995. He has been a member of the law firm of Willcox & Savage, P.C. since 1982.

Harvey W. Roberts, III was elected as a director of the Company in January 1993. Mr. Roberts is a senior partner in the accounting firm of Roberts & Speece, CPA, P.L.C.

Item 10.  EXECUTIVE COMPENSATION

1.  CASH COMPENSATION:

	Set forth below is information concerning the compensation paid to the Company's executive officer.

Summary Compensation Table
Annual Compensation (1)
                                                         Director's

Name and Principal Position   Year    Salary     Bonus      Fees  Options(2)
Robert J. Keogh               1996 $  93,450  $23,700  $ 4,800     -
President & Chief
Executive Officer             1995 $  93,000  $14,000  $ 3,125     36,000
                              1994 $ 89,000  $13,000  $ 2,400        -


(1) No compensation earned in either year was deferred.
(2) During 1995 options were granted to purchase common stock of the Company at the option price ranging from $6.50 per share to $9.50 per share. See "Compensation Pursuant to Plans". No stock options or stock appreciation rights were exercised by Mr. Keogh in either year represented above.


2.  COMPENSATION PURSUANT TO PLANS:

EMPLOYEE STOCK OPTION PLAN

As of December 31, 1996, stock options for 110,750 shares are outstanding and, of these shares, 61,875 are exercisable. Options are granted and are exercisable at option prices ranging from $4.60 to $9.50 per share.

DEFERRED COMPENSATION AND RETIREMENT ARRANGEMENTS

In 1985, Heritage Bank & Trust entered into deferred compensation and retirement arrangements with seven directors and one officer. Each participant is fully vested. The Company's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active service or employment.
	Upon reaching age 70, each participant will receive a retirement benefit ranging from $391 to $3,355 per month for each of the next 120 months. If the participant dies prior to reaching age 70, his beneficiary will begin receiving the monthly retirement benefits. The bank has purchased life insurance contracts in order to fund the expected liabilities under the deferred compensation arrangements. As of December 31, 1996, Heritage Bank & Trust had accrued $227,860 to reflect the anticipated liability.

	In 1990, Robert J. Keogh, President of Heritage Bank & Trust, became a participant in the Heritage Bank & Trust Executive Security Plan. In the event Mr. Keogh dies prior to age 65, his beneficiary will receive monthly payments of $4,167 for each of the next 180 months. Upon his retirement at age 65, Mr. Keogh will receive $4,167 per month for each of the next 180 months or until his death, and thereafter other beneficiaries will receive
such retirement benefits.   Heritage Bank & Trust funds this obligation
through a life insurance contract. Heritage Bank & Trust had accrued $51,428 as of December 31, 1996 to reflect the anticipated liability.

	Effective January 1, 1984, the Board of Directors adopted an Employee's Stock Bonus Plan and Trust (the "ESOP"). The ESOP covered substantially all employees, whereby funds contributed were used to purchase outstanding common stock of the Company. Contributions were allocated to the participants based on the employee/participant's annual compensation. Employee participants in the ESOP included all employees who have reached the age of 21 and have completed one year of service (1,000 hours), beginning with the effective date of the ESOP. Benefits were be payable upon separation from service or upon retirement, disability or death. Employees are 30% vested with respect to the benefits under the ESOP in three years and the vested percentage was increased annually, reaching 100% after seven years. Participants were automatically 100% vested in the ESOP upon reaching age 65, death or disability. Participants vote all shares allocated to their respective accounts and the trustees of the ESOP vote any unallocated shares. The Board of Directors of the Company has the right to amend or terminate the ESOP and trust at any time. The Company made no contribution to the plan for years ending December 31, 1996 and 1995. In October of 1995, the trustees of the ESOP voted to terminate the plan and the participants in the plan were notified of their options concerning distribution of their shares in the plan in accordance with the terms of the ESOP and applicable law. At
December 31, 1996, 25,490 of the 25,934 shares in the plan had been distributed.

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401K"). The Company may contribute cash to the 401K annually, as determined each year by the Board of Directors. Contributions to the 401K are allocated to its participants based on the employee/participant's contributions to the plan. Eligible participants in the 401K include all employees who have completed six months of service (500 hours) beginning with the effective date of the 401K. Benefits will be payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the 401K in two years and the vested percentage is increased annually, reaching 100% after six years. Participants are automatically 100% vested in the 401K upon reaching age 65, death or disability. The Company has the right to amend or terminate the 401K. The Company accrued $28,000 and $25,000 for a contribution to the plan as of December 31, 1996 and 1995, respectively.

COMPENSATION OF DIRECTORS:

Directors of the Company and Directors of Heritage Bank & Trust receive $400 for each Board of Directors' meeting attended and $100 for each committee meeting attended

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


The following schedule sets forth information regarding the beneficial ownership of the Company's common stock as of March 10, 1997, of (i) each of the Company's directors; (ii) each person known by the Company to be the holder of 5% or more of the Company's outstanding common stock; and (iii) all of the Company's directors and executive officers as a group.

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

NAME OF INDIVIDUAL                                 PERCENT OF
                                  SHARES               CLASS

James A.Cummings
2073 Thomas Bishop Lane
Virginia Beach, VA  23454 USA       5,138             0.65%

F. Dudley Fulton
5306 Lakeside Avenue
Virginia Beach, VA  23451 USA       2,100             0.27%

Henry U. Harris, III
1503 North Shore Road
Norfolk, VA  23505 USA             25,705 (1)         3.27%


Stephen A. Johnsen
401 College Place
Norfolk, VA  23510 USA              1,968             0.25%


Robert J. Keogh
6146 Sylvan Street
Norfolk, VA  23508 USA               7,495(2)        0.95%

Peter M. Meredith, Jr.
5320 Edgewater Drive
Norfolk, VA  23508 USA                36,950(3)      4.70%


Gerald L. Parks
27307 Evergreen Lane
Harborton, VA  23389  USA              5,147 (4)     0.65%

Ross C. Reeves
1068 Algonquin Road
Norfolk, VA  23505 USA                  4,142(5)     0.53%

Harvey W. Roberts, III
7612 North Shore Road
Norfolk, VA  23505 USA                   27,254(6)   3.47%


Directors and Executive Officers as
a group (9 persons)                     115,899     14.74%

(1) Includes 3,555 shares owned by his wife. Also includes 4,249 shares held as custodian for others.
(2) Includes 1,335 shares owned jointly with his wife. Also includes 1,998 shares owned by Scott & Stringfellow as an IRA for Mr. Keogh. Does not include 43,700 shares that may be acquired by Mr. Keogh pursuant to the Stock Option Plan for key employees of the Company. See "Compensation Pursuant to Plans". If such shares were included, Mr. Keogh would own
6.80% of the outstanding shares.
(3) Includes 10,960 shares held as Meredith Realty Company, L.L.C., 9,455 shares held as Pomar Holding, L.L.C. and 3,000 shares held as Meredith Realty Associates. Also includes 8,203 shares owned by Davenport & Company for
Mr. Meredith.
(4)  Includes 4,556 shares owned jointly with his wife.
(5)  Includes 3,142 shares held as custodian for others.
(6) Includes 15,455 shares owned by his wife and 3,000 shares owned jointly with his wife. Also includes 287 shares owned by Scott & Stringfellow as an IRA for Roberts & Speece, CPA, P.L.C.


OWNERSHIP OF COMMON STOCK BY CERTAIN HOLDERS
NAME OF INDIVIDUAL


                                                              PERCENT OF
                                      SHARES                     CLASS

L. Steven Gossett                   48,313 (1)                    6.14%
5225 Riverwood Road
Norfolk, VA  23502  USA

(1) Mr. Gossett reports that he shares voting and dispositive power over 31,094 shares of the Company's Common Stock with his wife Diane M. Gossett and his daughters Stephanie D. Gossett and Nancy Gossett Hance.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Many directors of the Company and Heritage Bank & Trust and their associates, including firms and corporations of which they are officers or directors or in which they and their immediate families have a substantial interest, are customers of Heritage Bank & Trust. As such, they have had transactions with the bank, including loans made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable loans to other parties. Such loans have not involved more than the normal risk of collectibility or other unfavorable features. At December 31, 1996, the total loans outstanding to officers and directors of the Company and Heritage Bank & Trust were $3,407,000. Related party deposits amounted to approximately $5,500,000 and $5,300,000 at December 31, 1996 and 1995,
respectively.

	Heritage Bank & Trust occupies 7,581 square feet of space in a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of Heritage Bank & Trust own an aggregate of approximately 34% of the partnership interests. IBV Partners, L.P. and Heritage Bank & Trust entered into a lease in December 1986 which was modified in December 1996. Future minimum lease payments of $64,439 are required under the long-term non-cancellable lease agreement as of December 31, 1996, which expires in December 2,001. Total lease expense was $75,810 for each of the years 1996 and 1995. See Notes 12
& 13 of the Notes to Consolidated Financial Statements.

The Company and Heritage Bank & Trust purchase various types of business insurance through the Flagship Group, of which Stephen A. Johnsen is President. Mr. Johnsen is a director and Secretary of the Company.
Insurance premiums paid to the Flagship Group as agent for commercial insurance providers was $31,325 during 1996. The Bank has also sold securities to the Flagship Group under agreements to repurchase. See Note 9 of the Consolidated Financial Statements for additional information.

PART IV

Item 13:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          10-KSB

(A) (1)	The following consolidated financial statements of Heritage Bankshares,
Inc. and its subsidiaries are incorporated herein by reference in Item 8:

Consolidated Balance Sheets - December 31, 1996 and 1995
Consolidated Statements of Income - Years ended December 31, 1996 and 1995 Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996 and 1995
Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995 Notes to Consolidated Financial Statements
Reports of independent accountants
(A) (2)	Financial Statement Schedules:

	All other schedules provided for in the applicable regulation of the
 Securities and Exchange	Commission pertain to items which do not appear in
the financial statements, to items which are insignificant, or to items as
to which the required disclosures have been made elsewhere in the 	financial
statements and notes thereto.  These schedules have therefore been omitted.

(A) (3)	Exhibits:

 3.1 Articles of Incorporation. (Incorporated herein by reference to the Corporation's Form 10-K for 1983 filed March 29, 1984.)

3.2 Bylaws, as amended.

10.1 Stock Option Plan for Employees (Incorporated herein by reference to the Corporation's Form 10-K for 1987 filed March 25, 1988.)

10.2 Employees Stock Option Plan. (Incorporated herein by reference to the Corporation's Form 10-K for 1987 filed March 25, 1988.)

10.3 Employee Stock Ownership Plan (Incorporated herein by reference to the Corporation's Form 10-K for 1984 filed April 12, 1985.)

10.4 Lease dated December 29, 1986, between IBV Partners, L.P. as landlord, and Heritage Bank & Trust, as Tenant, for the lease of 7,581 square feet of space in a building located at 1450 South Military Highway, Chesapeake, Virginia. (Incorporated herein by reference to the Corporation's Form 10-K for 1986 filed March 1987.)

10.5 Amended and restated January 1, 1989, Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Corporation's Form 10-K for 1990 filed March 30, 1991.)

POWER OF ATTORNEY


Each person whose signature appears below under "SIGNATURES" hereby authorizes Robert J. Keogh and Peter M. Meredith, Jr. or either of them, to execute in the name of each such person, and to file any amendment to this report, and hereby appoints Robert J. Keogh and Peter M. Meredith, Jr. or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date:  March 26,1997				by__________________________________
						   Robert J. Keogh, President and Chief
                      					   Executive Officer

						by__________________________________
						   Peter M. Meredith, Jr., Chairman of the
						   Board of Directors

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.

SIGNATURES


_____________________________________
Peter M. Meredith, Jr.
Chairman of the Board of Directors

_____________________________________
Robert J. Keogh
President and Chief Executive Officer & Director

_____________________________________
Henry U. Harris, III
Vice-Chairman of the Board of Directors

_____________________________________
Stephen A. Johnsen
Secretary of the Board of Directors

_____________________________________
James A. Cummings
Director

_____________________________________
F. Dudley Fulton
Director

_____________________________________
Gerald L. Parks
Director

_____________________________________
Ross C. Reeves
Director

_____________________________________
Harvey W. Roberts, III
Director






19




Consolidated
Financial Statements
Years Ended December 31,
1996 and 1995

HERITAGE BANKSHARES, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
Heritage Bankshares, Inc
Norfolk, Virginia


We have audited the accompanying consolidated balance sheets of Heritage
Bankshares,	Inc. and its subsidiaries at December 31, 1996 and 1995, and the
related consolidated statements	of income, stockholders' equity and cash
flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.  Those	standards require that we plan and perform the audits to
obtain reasonable assurance about whether	the consolidated financial
statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
consolidated financial	statements.  An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present
fairly, in all	material respects, the consolidated financial position of
Heritage Bankshares, Inc. and its	subsidiaries as of December 31, 1996 and
1995, and the consolidated results of their operations and	their cash flows
for the years then ended in conformity with generally accepted accounting principles.

Goodman & Company
One Commercial Place
Norfolk, Virginia
28-Jan-97




Consolidated Balance Sheets
Heritage Bankshares, Inc.
December 31, 1996 and 1995
        1996    1995

Assets
Cash and due from banks        $3,068,651      $3,223,837
Federal funds sold              5,925,000       5,720,000
Securities available for sale   14,367,341      5,701,087
Securities held to maturity     5,829,535       7,302,230
Loans, net                      45,259,390     43,019,213
Accrued interest receivable      828,551          740,829
Other real estate owned          443,731          514,375
Premises and equipment           588,434          635,687
Other Assets                     535,172          427,657
                             $76,845,806        $67,284,915

Liabilities and Stockholders' Equity
Deposits:
Noninterest bearing deposits    $12,498,845     $12,663,061
Interest-bearing deposits       55,927,746      48,390,405
                                68,426,591      61,053,466
Securities sold under agreements
to repurchase                     1,349,091        -
Short term borrowings               130,552         66,427
Accrued interest payable            290,583        255,604
Other liabilities                   537,214        571,341
                                $70,734,031     61,946,838
Stockholders' equity:
Common stock, $5 par value - authorized
3,000,000 shares; issued and
outstanding 784,150 shares         3,920,750       3,920,750

Additional paid-in capital          (380,330)       (380,330)
Retained earnings                   2,539,941       1,763,581
Unrealized appreciation (depreciation)
on securities available for sale
                                       31,414          34,076
                                     6,111,775       5,338,077
                                   $76,845,806     $67,284,915

The notes to consolidated financial statements are an integral part of this statement.

                               -2-

HERITAGE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

 CONSOLIDATED STATEMENTS OF INCOME

Heritage Bankshares, Inc. - Years Ended December 31, 1996 and 1995
                                        1996    1995

Interest income:
Interest and fees on loans       $4,064,107      $3,859,138
Interest on investment securities:
   Available-for-sale               507,245         268,119
   Held-to-maturity                 352,626         385,033
                                    859,871         653,152
Interest on federal funds sold      456,299         406,642
Total interest income             5,380,277       4,918,932
Interest expense:
Interest on deposits              2,491,616       2,175,706
Interest on short-term borrowings     3,104           3,333
     Total interest expense       2,494,720       2,179,039
     Net interest income          2,885,557       2,739,893
Provision for loan losses            92,935         193,000
Net interest income after
provision for loan losses          2,792,622       2,546,893
Noninterest income:
  Services charges                   171,921         168,685
  Other                               73,642          65,131
                                     245,563         233,816
Noninterest expense:
                    Other            465,024         430,353
Salaries and employee benefits     1,045,502         991,232
Occupancy expenses                   174,276         169,443
Automated services                   103,265          91,400
Furniture and equipment expense       95,997         124,506
Taxes & licenses                      63,642          56,322
FDIC insurance                         2,000          60,416
                                    1,949,706       1,923,672

Income before income taxes           1,088,479        857,037
Income tax  (expense)                 (218,021)       (95,089)
Net income                            $870,458        $761,948
Net income per common and common
equivalent share                         $1.09           $0.94

The notes to consolidated financial statements are an integral part of this statement

Consolidated Statements of Stockholders' Equity
Heritage Bankshares, Inc.
December 31, 1996                                       Net
and 1995                         Additional          unrealized
                 Common stock       paid-in    Retained Appr.
                 Shares   Amount     Capital     Earnings(Depr)
                                                            On Sec. Total

Bal, Dec. 31,
1994           769,630 $3,848,150 $(374,667) $1,081,524 $(92,379) $4,462,628
Stock  options
exercised
in 1995(14,520
sahres at $4.61
per share)         14,520     72,600    (5,663)                   66,937
Net changes in unrealized depreciation
on securities available-for-sale
net of applicable income taxes of $31,614                 126,455  126,45
Net income 1995                                   744,789         744,78
Less dividends paid in 1995					                  (62,732)         (62,732)
Bal.Dec. 31,
1995         784,150 3,920,750  (380,330)1,763,581    34,076  5,338,077
Net changes in unrealized depeciation on
securities available-for-sale,net of
applicable income taxes of $1,371                                    (2,622)
Net income 1996                              870,458      870,458
Less dividends paid 1996                      (94,098)
Balance
Dec 31,1996  784,150 $3,920,750 $(380,330) $2,539,941 $31,414 $6,111,775

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31,1996 AND 1995

NOTE I - ORGANIZATION AND BUSINESS

Heritage Bankshares, lnc- (the "Company") was organized under the laws of the Commonwealth of Virginia in 1983. The Company has two wholly-owned subsidiaries, including one bank: Heritage Bank & Trust (the "Bank") with offices in Norfolk and Chesapeake, Virginia.  The
Company's other subsidiary is IBV Real Estate Holdings, Inc., a Virginia
corporation.  The Bank is	a state-chartered bank and a member of the Federal
Reserve System.  The deposits of the Bank are	insured by the Federal Deposit
Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

The Bank is a full-service bank conducting a general commercial and consumer
banking	business with its customers located throughout the Hampton Roads area of Virginia. Its principal banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling travelers checks, bank money orders; issuing letters of credit, and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations, and mortgage-backed and state and municipal securities.

IBV Real Estate Holdings, Inc. was formed in December, 1986. Presently, its only business is owning a 1% general partnership interest in IBV Partners,
L.P., the lessor of office space to	Heritage Bank and Trust in Chesapeake,
Virginia.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Statement Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
Heritage	Bankshares, Inc- and its wholly-owned subsidiaries, Heritage Bank
and Trust and IBV Real Estate	Holdings, Inc.  All significant intercompany
balances and transactions have been eliminated in	consolidation.

                               Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.



(Notes continued on next page)
                                         7 -

The notes to consolidated financial statements are an integral part of this statement.

6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                               Securities

Investments in debt securities that management has the positive intent and
ability to hold to	maturity are classified as "held to maturity" and
reflected at amortized cost.  Investments that are	purchased and held
principally for the purpose of selling them in the near term, if any, are classified as "trading securities" and reflected at fair value, with unrealized gains and losses included in earnings.  Investments not classified
as either of the above are classified as "available for sale" and	reflected
at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity on held to-maturity and available-for
-sale securities.  Other-than-temporary	declines in the fair value of
individual held-to-matudty and available-for-sale securities, if any, result in write-downs of the individual securities to fair value. Gains and losses
are determined using the	specific-identification method.

Loans

Loans are reported at their principal outstanding balance net of charge-offs,
deferred loan fees	and costs on originated loans, unearned income, and
unamortized premiums or discounts, if any, on	purchased loans.  Interest
income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are
deferred and the net	amounts are amortized as adjustments to the loans'
yields.

Allowance for Loan Losses

The Bank adopted FASB Statement No. II 4, Accounting by Creditors for
Impairment of a	Loan, on January 1, 1995.  Under the standard, a loan is
considered impaired, based on current information and events, if ft is probable
that the Bank will be unable to collect the scheduled payments	of principal or
interest when due according to the contractual terms of the loan agreement.
The measurement of impaired loans is generally based on the present value of
expected future cash flows	discounted at the historical effective interest
rate, except that all collateral-dependent loans are	measured for impairment
based on the fair value of the collateral.  The adoption of FASB Statement
No. 1 14 did not result in an additional provision for loan losses.

The adequacy of the allowance for loan losses is periodically evaluated by the
Bank, in order	to maintain the allowance at a level that is sufficient to
absorb probable credit losses.  Management's	evaluation of the adequacy of
the allowance is based on a review of the Bank's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral,and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.  Such factors as the level and trend of interest rates and the condition of the national and local economies are
also considered.  In addition, various regulatory agencies, as an	integral
part of their examination process, periodically review the Bank's allowance
for losses on	loans- Such agencies may require the Bank to recognize
additions to the allowance based on their	judgements of information
available to them at the time of their examination.


(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                               Allowance for Loan Losses (continued)

The allowance for loan losses is established through charges to earnings in the
form of a	provision for loan losses.  Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses.  Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to theallowance.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of
more than 90 days, unless such loans	are well-secured and in the process of
collection.  If a loan or a portion of a loan is classified as	doubtful, or
is partially charged off, the loan is generally classified as nonaccrual.
Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts
contractually	due (including arrearages) are reasonably assured of repayment within an acceptable period of time,and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are
generally applied as a reduction to	principal outstanding.  When the future
collectibility of the recorded loan balance is expected, interest	income may
be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the
contractual interest rate.  Cash interest receipts in	excess of that amount
are recorded as recoveries to the allowance for loan losses until prior charge- offs have been fully recovered.

Other Real Estate Owned

Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Bank receives physical possession of the debtor's assets. Other
real estate owned is carried at the lower of the recorded	investment in the
loan or the fair value less estimated costs to sell. Upon transfer of a loan to foreclosed status, an appraisal is obtained and any excess of the loan balance over the fair value less estimated costs to sell is charged against the provision for credit losses. Revenues and expenses,and subsequent adjustments to fair value less estimated costs to sell are classified as an expense for other real estate owned.

(Notes continued on next page)
                                         9 -
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructured Loans

Loans are considered troubled debt restructurings under FASB Statement No. 15,
Accounting	by Debtors and Creditors for Troubled Debt Restructurings, if for
economic or legal reasons, a	concession has been granted to the borrower
related to the borrower's financial difficulties that the	Bank would not have
otherwise considered.  The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized
under new terms than	through foreclosure, liquidation, or other disposition.
The terms of the renegotiation generally involve	some or all of the following
characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan matudty date to allow time for
stabilization of operating	income, and partial forgiveness of principal and
interest.

The carrying value of a restructured loan is reduced by the fair value of any assets or equity interest received, if any. Prior to demonstrating
performance, the Bank generally classifies impaired	restructured loans, if
any, as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured
terms, or by the presence of other significant	factors.  In addition, at the
time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms and
that has a stated interest	rate greater than or equal to a market interest
rate at the date of the restructuring, is reclassified as	unimpaired in the
year immediately following the year it was disclosed as restructured.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  For
financial	reporting purposes, assets are depreciated over their estimated useful lives using the straight-line method.  For income tax purposes, the
accelerated cost recovery system and the modified	accelerated cost recovery
system are used.

Income Taxes

The Company files a consolidated tax return.  Provisions for income taxes
reflect tax expense	incurred as a consolidated group.  Tax expense is
allocated among the members of the consolidated	group in accordance with an
intercompany agreement for tax expense.  Income taxes are provided for the tax effects of the transactions reported in the financial statements
and consist of taxes	currently due plus deferred taxes related primarily to
differences between the basis of available-for sale securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial
and income tax reporting.	The deferred tax assets and liabilities represent
the future tax return consequences of those	differences, which will either
be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for alternative minimum tax credit carryforwards that are available to offset future federal income taxes.



(Notes continued on next page)
                                         1 0 -
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Compensation Plans

The Bank maintains deferred compensation and retirement arrangements with
certain directors	and officers.  The Company's policy is to accrue the
estimated amounts to be paid under the	contracts over the expected period of
active employment.  The Bank purchased life insurance	contracts to fund the
expected liabilities under the contracts.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, standby letters
of credit and financial guarantees written.	Such financial instruments are
recorded in the financial statements when they become payable.

Use of Estimates

The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities
and disclosure of contingent	assets and liabilities at the date of the
financial statements and the reported amounts of revenues	and expenses
during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses
available information to recognize	losses on loans and foreclosed real
estate, future additions to the allowances may be necessary based on changes in local economic conditions and other factors.

Earnings per Share

Earnings per common and common equivalent share is obtained by dividing net
income by	the weighted average number of common shares outstanding, which
includes, where applicable, the	dilutive effect of stock options computed
using the treasury stock method.  The weighted average	number of shares used
in the computation of earnings per share was 799,944 and 788,974 for 1996 and 1995, respectively. Primary and fully diluted earnings per share do not materially differ.

Reclassifications

Certain reclassifications have been made to prior year financial statements to
conform them	to the current years presentation.


(Notes continued on next page)

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.
                               (PARENT COMPANY ONLY)

The financial position, results of operations and cash flows of Heritage
Bankshares, Inc. are	presented below on a parent company only basis for the
years indicated

Condensed Balance Sheets                 December 31,
Assets                                     1996       1995
Cash on deposit with Heritage Bank and Trust     $8,615     67,340
Investment in Heritage Bank and Trust           5,918,242   5,151,529
Investment in non-banking subsidiaries         132,649    117,549
Premises and equipment                         19,951     28,147
Other assets                                 245,034    207,742
                                            6,324,391  5,572,307
Total assets

                                                      December 31,
Liabilities and Stockholders' Equity                     1996         1995

Due to IBV Real Estate Holdings                         110,000    110,000
Other liabilities                                       102,616    124,230
Common stock                                          3,920,750  3,920,750
Additional paid-in capital                               380,330   380,330
Retained earnings                                        2,539,941 1,763,581
Unrealized appreciation
(depreciation) on securities available fo
sale                                                        31,414   34,076
                                                    $ 6,324,391  $ 5,572,307
Income:
Dividends from subsidiary bank                    $ 109,098 $ 62,732
Other                                                 12,000   12,292
                                                      121,098   75,024
Expenses:
Other                                                  24,991   27,966

Income before income taxes and equity in undistributed net income of
Heritage Bank and Trust                                96,107   47,058
Applicable income tax benefit                           4,976   11,711

Income before equity in undistributed net income of Heritage Bank
and Trust                                              101,083   58,769

Equity in undistributed net inc                        769,375  686,020
Bank & Trust
                                                   $  870,458$    744,789
  (Notes continued on next page)

                               -12-

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.
                               (PARENT COMPANY ONLY) (Continued)

                                       Years Ended         December 31,
Condensed Statements of Cash Flows            1996       1995

Operating activities:
Net income                               $    870,458$   744,789
Adjustments to reconcile to net cash provided by operating activities:
Depreciation                                 8,196      8,196
Undistributed net income of Heritage Bank  769,375    686,020
Changes in:
Other assets                                37,292     65,761
Other liabilities                           21,614      7,013
Net cash provided by operating activities   50,373      8,217

Investing activities:
Investment in non-banking subsidiaries      15,000        -

Financing activities:
Net proceeds from exercise of stock optio       -       66,937
Cash dividends paid                            (94,098) (62,732)

Net cash provided by financing activities   94,098      4,205

Not increase (decrease) in cash and cash    58,726     12,422

Cash and cash equivalents at beginning of   67,340     54,918

Cash and cash equivalents at end of year $   8,615$     67,340.00

Certain restrictions exist regarding the ability of Heritage Bank and Trust to
transfer funds to	Heritage Bankshares, Inc. in the form of cash dividends,
loans or advances.  Pursuant to Federal	Regulations, dividends are generally
restricted to net profits, as defined, for the current year, plus	retained
net profits for the previous two years.  At December 31, 1996, dividends
from the Bank to	the Company are limited to approximately $1,985,000 under
these regulations.  The maximum	amount available for transfer from Heritage
Bank and Trust to the Company in the form of loans and	advances is 10% of
Heritage Bank and Trust's stockholders equity. At December 31, 1996, such maximum amount available is approximately $592,000.






(Notes continued on next page)
                                         - 13 -
NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by the Federal Reserve Bank to maintain average reserve
balances.  The	average amount of maintained reserve balances for the year
ended December 31, 1996 was	approximately $661,000, with the average reserve
requirement for the same period being	approximately $382,000.  On December
31, 1996, the reserve balance was approximately $768,000.


NOTE 5 - SECURITIES

Securities at December 31, 1996 and 1995 are as follows:

                                        Gross      Gross
                        AmortizedUnrealized UnrealiEstimated
                               Cost     Gains      Losses Fair Value
December 31, 1996:
Securities available for sale:
U.S. Treasury                 $10,495,374$ 29,182$  7,148   $10,517,408
U.S. government agencies        3,025,362     26,295  7,341  3,044,316
Mortgage-backed securities        800,091      6,965  1,756    805,300

                               $14,320,827   62,442   16,245  14,367,024


Securities held to maturity:
U.S. Treasury                $1,732,665   $ 3,039 $ 2,134 $ 1,733,570
U.S. government agencies      1,999,226   $    5,362$  723$ 2,003,866
Mortgage-backed securitie     1,340,585             $ 9,651$ 1,330,934
States and political
subdivisions                  $ 490,359$       197        $    490,556
Other                         $ 266,700        -          $    266,700
								                    $5,829,535 $    8,598  $12,508$ 5,825,625

December 31, 1995:
Securities available for sale
U.S. Treasury                3,741,725 $      43,164$     564$ 3,784,325
U.S. government agencies          1,300,000      1,110  3,720  1,297,390
Mortgage-backed secuhties          616,768      6,180  3,576    619,372

                                $5,658,493 $   50,454   7,860  5,701,087

Securities held to maturity:
U.S. Treasury                 $3,981,998 $   12,278 $10,285 $ 3,983,991
U.S. government agencies       1,500,000      7,810  25,781  1,482,029
Mortgage-backed securities       544,597   -          7,559    537,038
Other                          1,275,635            15,913  1,259,722

                              $7,320,230 $  20,088 59,538  7,262,780

                               (Notes continued on next page)
                                         - 14 -

NOTE 5 - SECURITIES (Continued)

Investment securities having carrying values of $3,902,828 and $4,839,926 at December 31,1996 and 1995, respectively, are pledged to secure deposits of
the U.S. Government and the	Commonwealth of Virginia.  The estimated fair
values of these securities were $3,904,806 and $4,809,355 at December 31, 1996 and 1995, respectively.

The amoritized cost and fair value of securities by maturity date, including
the contractual	maturities of mortgage-backed securities, at December 31,
1996 are as follows:

Securities Held to Maturity       Securities Available for Sale
                                  AmortizedEstimated  AmortizEstimated
                                Cost     Fair Value Cost   Fair Value
Due in one year
or less                     $ 547,245$  545,156 1,789,677 $1,793,403
Due from one year
to five years                4,255,883 4,257,467  11,776,217  11,813,663
Due from five
years to ten years             322,712    322,804     418,252    423,889
Due after ten years            703,695    700,198     336,681    336,069

                            $5,829,53$  $5,825,625 $14,320,827 $  14,367,024

NOTE6-LOANS

Loans consist of the following:
December 31,
                                              1996       1995
Gross loans-
Commercial                               $9,334,87$   8,510,867
Real estate - mortgage                   31,551,38 29,559,276
Real estate - construction               2,083,717  2,580,988
Installment and consumer loans           3,132,132  3,131,400
Total gross loans                        46,102,10 43,782,531

Less - allowance for loan losses          -842,715   -763,318

Loans,net                                45,259,39 43,019,213

A summary of the activity in the allowance for loan losses account is as follows:

                               Years Ended        December 31,

                                     1996     1995

Balance, beginning of year     $  763,318$    638,675
Provision charged to operations    92,935  193,000
Loans charged-off                 (84,239) (140,810)
Recoveries                         70,702   72,453

Balance, end of year           $ 842,715  $   763,318
                               (Notes continued on next page)

                               - 15 -

NOTE 6 - LOANS (Continued)

Loans on which the accrual of interest has been discontinued amount to $12,550
and $18,26	at December 31, 1996 and 1995, respectively.  If interest on these loans had been accrued, such income would have approximated $2,000 and $1,720
for 1996 and 1995, respectively.  No interest	income was recognized or
received on these loans in 1996 and 1995.


NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:
December
                                     1996     1995

Land and improvements          $      161,168 $    161,168
Buildings                             673,631      649,626
Leasehold improvements                  7,951        7,951
Equipment, furniture and fixtures     1,018,562  1,011,476

Less - accumulated depreciation      (1,272,878)(1,194,534)

                               $     588,434        635,687

Depreciation charged to operating expense for the years ended December 31, 1996 and 1995 was $78,344 and $100,413, respectively.


NOTE 8 - DEPOSITS
Interest bearing deposits consist of the following:
                               December 31,
                                      1996             1995
Money Market and NOW account deposits$ 12,278,300   11,997,470
Savings deposits                        4,675,568    4,957,616
Certificates of deposit $100,00         6,727,894    7,749,841
Other time deposits                    32,246,984    23,685,478

                                      $55,927,746    48,390,405

At December 31, 1996 and 1995, the scheduled maturities of time deposits are as follows:

                                     1996     1995
Maturing in less than one year $ 31,506,878  24,015,319
Maturing in more than a year,
but less than five years        7,467,000      7,420,000
Maturing in more than five years         -          -
                                 38,973,878   31,435,319


                               (Notes continued on next page)

                               - 16 -

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
BORROWINGS

Securities sold under agreements to repurchase generally mature within one to
four days from	the transaction date.  Information concerning securities sold
under agreements to repurchase is	summarized as follows:

December 31,

                                              1996       1995
Average balance during the year          $14,308.0-
Average interest rate during the year        4.36%-
Maximum month end balance during the year  1,349,0-

Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

During 1994, the Bank became a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5-9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential, real estate loans.
As of December 31, 1996, the Bank had not drawn any amounts on this line of credit.


NOTE 10 - STOCK COMPENSATION PLANS

At December 31, 1996, the Bank has fixed stock compensation plans for its officers- The Bank applies Accounting Principles Board Opinion No. 25
(APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for these plans against earnings.  For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation
, requires certain pro-forma	disclosures of net income and earnings per share.
Net income and earnings per share computed	under FASB Statement No. 123 do not
materially differ from the amounts reported.

All options have ten year terms, vest and become fully exercisable in three
years.  The option	exercise price equals or exceeds the market price of the
stock as of the date the option was granted. The following is a summary of the banks stock option activity, and related information for the years ended
December 31,:                     1996     1995
                              Weighted-           Weighted-
                                Average             Average
                                Exercise            Exercise
                    Options         Price    Options    Price
Outstanding
Beginning of year   110,750        $7.39    57,520$       $5.64
Granted               -                     67,750         8.27
Exercised                                  (14,520)        4.61
Forfeited
Outstanding -
End of year        110,750           7.39  110,750          7.39
Exercisable
 End of year        61,875           6.47  49,938         6.16
1

(Notes continued on next page)
                                         - 17 -
NOTE 11 - INCOME TAXES

The principal components of income tax expense are as follows:

Years Ended December 31,
                                              1996       1995
Federal income tax expense - current        222,599    (184,300)
Deferred federal income tax benefit (expense) related to
temporary differences in reporting:
Bad debt deduction                             (28,177)     (50,217)
Premium amortization and discount accreti        (2,867)        8,776
Depreciation                                     16,163       (4,021)
Deferred compensation                          (14,633)       (6,162)
Deferred loan fees                               11,076       10,169
Employee benefits                                 (641)      (1,882)
Other                                            4,326         8,495
Utilization of minimum tax credit carryforward  10,175     115,147
Utilization of contribution carryover             -           8,906
                                                 (4,578)      89,211
Income tax expense                             218,021   (95,089)


Differences between income tax expense calculated at the statutory rate and
that shown in the	statements of income are summarized as follows:


                                     1996     1995
Federal income tax expense - at    (370,083)(285,559)
Tax effect of-.
Tax exempt interest                49,475      48,021
Change in valuation allowance      97,475      151,168
Other                               5,112       (8,719)
                                   (218,021)   (95,089)

(Notes continued on next page)
                                         1 8 -
NOTE 11 - INCOME TAXES (Continued)

The Company has the following deferred tax assets and liabilities at December 31, 1996 and 1995

                                  1996     1995
Deferred tax assets:
Deferred compensation             94,958      80,325
Bad debts                        195,588     167,411
Minimum tax credit carryforward   12,997      120,647
Other                               9,222      12,907
                                 312,765     381,290
Less - valuation allowance                    (97,475)
Total deferred tax asset         312,765     283,815

Deferred tax liabilities:
Deferred loan fees             (14,383)        (3,307)
Discount accretion on securitie (11,723)      (14,590)
Net unrealized appreciation on available-for-
sale securities                  (14,783)        (8,519)
Fixed assets                     (20,454)       (4,291)
                                  61,343        (30,707)

Net deferred tax asset           251,422       253,108

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $64,439 are required each year for five years under the long-term non-cancellable lease agreement as of December 31, 1996, which expires in December, 2001. Total lease expense was $75,810 for each of the years 1996 and 1995.


NOTE 13 - RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $5,500,000 and $5,300,000 at December 31, 1996 and 1995, respectively. All securities sold under agreements to repurchase were transacted with a related party. A summary of related party loan activity for Heritage Bank and Trust is as follows during 1996:

Balance, December 31, 1995      $ 3,217,295
Originations - 1996               1,845,805
Repayments - 1996                (1,655,754)

Balance, December 31, 1996        3,407,346

                               (Notes continued on next page)

                               - 19 -

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

In the opinion of Management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

In the ordinary course of business, the Company has engaged in transactions with certain of its directors' companies for legal services and insurance. Additionally, lease expense under related party leases was $75,810 for each of the years 1996 and 1995.

Commitments to extend credit and letters of credit to related parties amounted to $1,166,800 and $858,950 at December 31, 1996 and 1995, respectively.


NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank has outstanding at any time a significant dollar amount of commitments
to extend	credit.  To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties.  Those arrangements are subject to strict credit control assessments.
Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of
December 31, 1996 and 1995.  Because many commitments and almost all standby
letters of credit	and guarantees expire without being funded in whole or in
part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 14% to 18%.

                                   1996     1995
                             Variable Rate FixedVariable Rate Fixed Rate
                             Commitments CommitmCommitments Commitments

Loan Commitments            $ 10,456,377$648,085  $   8,807,606 702,075

Standby letters of credit and
guarantees written              124,133   24,240      378,297   5,000

All of the guarantees outstanding at December 31, 1996 expire during 1997.






(Notes continued on next page)
                                         - 20 -
NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK (Continued)

Loan commitments, standby letters of credit and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position, until the commitments are fulfilled or the standby letters of credit or guarantees expire.  Credit risk represents the accounting loss
that would be recognized at the	reporting date if counterparties failed
completely to perform as contracted.  The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105,
Disclosure of Information about Financial Instruments with Off-Balance-Sheet
Risk and Financial Instruments with Concentrations	of Credit Risk, collateral
or other security is of no value.  The Bank's policy is to require customers to provide collateral prior to the disbursement of approved loans.  For
retail loans, the Bank usually	retains a security interest in the property
or products financed, which provides repossession rights in the event of default by the customer.  For business loans and financial guarantees,
collateral is	usually in the form of inventory or marketable securities
(held in trust) or property (notations on title).

Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar
economic characteristics that would cause their ability to meet	contractual
obligations to be similarly affected by changes in economic or other
conditions.  The Bank	does not have significant exposure to any individual
customer or counterparty. The major concentrations of credit risk for the Bank adse by customer loan type in relation to loans and credit commitments, as shown in the following table. A geographic concentration arises because the Bank operates primarily in southeastern Virginia.

                                    Installment
              ResidentiCommercial Small  and
            Property Property   Busines-Consumer       Total

Loans and
receivables $19,711,926 14,060,583 $9,177,408 $3,152,188 $ 46,102,105
Credit
commitment    2,918,911    424,489  4,831,137  3,077,897 11,3252,434
            22,630,837  14,485,072 14,005,545  6,230,085  57,354,539


The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral orsecurity proved to be of no value. The Bank has experienced little difficulty in accessing collateral when required. The amounts of credit risk shown, therefore, greatly exceed
expected losses, which	are included in the allowance for loan losses.





(Notes continued on next page)
                                         - 21 -
NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by
the federal	banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy
require the Bank	to maintain minimum amounts and ratios (set forth in the
table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 1996,
the Bank meets all	capital adequacy requirements to which it is subject.

As of September 30, 1996, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the
regulatory framework for prompt	corrective action.  To be categorized as
well capitalized the Bank must maintain minimum total risk	based, Tier I
risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.


                                                   To Be Well
                                                        Capitalized under
                                       For Capital       Prompt Corrective
                       Amount    Ratio    Amount    Ratio   Amount   Ratio
As of December 31, 1996:
Total Capital
(to Risk Weighted Assets)    $ 6,650 14.70% $3,618 8.00% $4,523 10.00%
Tier 1 Capital
to Risk Weighted Assets)    $ 6,081 13.44% $1,809 4.00% $2,714 6.00%
Tier 1 Capital
to Average Assets) $ 6,081    8.57% $2,839  4.00% $3,548 5.00%


There is no significant difference between the Banks actual ratios disclosed above, and the related actual ratios of the Company.





(Notes continued on next page)
                                         - 22 -
NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank's
financial	instruments at December 31, 1996 and 1995.  FASB Statement No. 107,
Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The carrying amounts in the table are
included in the balance sheet	under the indicated captions.


                                     1996         1995
                               Carrying  Fair     Carrying   Fair
                               Amount    Value    Amount     Value
Financial Assets
Cash and cash equivalents   8,994      8,994     8,944        8,944
Loans (net)                   45,259   45,719   43,014       42,906
Investment securities         20,196   20,193   13,003       12,964
Accrued interst receivable       535      535      428         428


Financial Liabilities:
Deposit liabilities           68,427   68,427      61,160   61,160
Accrued interest payable         291      291         254      254
Short-term borrowings            131      131          66       66
Securities sold under
agreements to repurchase        1,349    1,349

                               Estimation of Fair Values

The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the Bank's balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, short-term borrowings, and securities sold under agreements to repurchase.

Loans are valued on the basis of estimated future receipts of principal and interest, discounted at various rates. Loan prepayments are assumed to occur at the same rate as in previous periods when interest rates were at levels similar to current levels. Future cash flows for homogeneous categories of consumer loans, such as motor vehicle loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan
terms to new borrowers with similar credit profiles.	The fair value of
nonaccrual loans also is estimated on a present value basis, using higher discount rates appropriate to the higher risk involved.

Investment securities are valued at quoted market prices if available. For unquoted securities, the fair value is estimated by the Bank on the basis of financial and other information.

(Notes continued on next page)
                                         - 23 -
NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Estimation of Fair Values (continued)
The fair value of demand deposits and deposits with no defined maturity is taken to be the amount payable on demand at the reporting date. The fair value of fixed - maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

The carrying amounts of accrued interest approximate fair value.

It is not practicable to separately estimate the fair values for off-balance-
sheet credit	commitments, including standby letters of credit and guarantees wdften, due to the lack of cost effective reliable measurement methods for these instruments.








24 -