Form 10KSB/A
period 1996-12-31
HERITAGE BANKSHARES INC /VA
filed 1997-04-09
CIK 719731

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



PERFORMANCE SUMMARY:

	In 1996, net income for Heritage Bankshares, Inc. totaled $870,000 compared to
$745,000 earned in 1995.  Heritage Bank & Trust's net income was $878,000 and
net holding company expenses were $8,000.   In 1995, Heritage Bank & Trust's
net income was $749,000 and net holding company expenses were $4,000.00.
Earnings per common and common equivalent share in 1996 was $1.09 compared to $.94 in 1995.
The 1996 provision for loan losses was $93,000 compared to the 1995 provision of
$193,000. Net interest income increased $146,000 in 1996 to $2,886,000, from
2,740,000 in 1995.

Total assets increased at the end of 1996 to $76,846,000. Total assets at the end of 1995 were $67,285,000. Gross loans increased $2,319,000 from 43,783,000 at the end of 1995 to $46,102,000 at the end of 1996. Deposits increased from $61,053,000 at December 31, 1995 to $68,427,000 at December 31, 1996.

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

The Company's cash and cash equivalents increased by $50,000 in 1996. Net cash provided by financing activities was $8,692,000. This was primarily due to growth in both time and demand deposits, which increased $8,723,000 by year-end 1996. This increase is largely due to the expansion of current customer relationships. This was offset by net cash used by investing activities of $9,555,000, which is largely due to the $7,194,000 increase in investment securities and a $2,319,000 increase in gross loans.

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

RATE SENSITIVITY:

At December 31, 1996 the Company had, on a cumulative basis, $8,139,000 more in liabilities subject to repricing within one year than assets. It is management's view that the Company is an asset-sensitive company.
This view is based on the fact that historically the Company's earnings have been more favorable during periods of increasing interest rates.

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