Form 10QSB
period 1997-03-31
HERITAGE BANKSHARES INC /VA
filed 1997-05-21
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]


For the Quarter Ended March 31, 1997

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

YES x  NO__

Common stock, par value $5.00 per share: 789,250 shares outstanding as of 4/25/97




 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


			   Consolidated Balance Sheets

			   Consolidated Statements of Income

			   Consolidated Statements of Cash Flows

			   Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS



HERITAGE BANKSHARES, INC.



(dollars in thousands)




                      March 31,  December 31,  March 31,
                           1997     1996      1996
ASSETS

Cash and due from banks  $ 2,836  $  3,069  $  2,660
Federal funds sold        10,505     5,925     8,105
Securities available for sale  14,474  14,367  5,872
Securities held to maturity     6,954   5,830  7,030
Loans, net of unearned income  46,323  46,102 43,380
 Allowance for loan losses       (848)   (842)  (801)
Loans, net of unearned
 income and allowance           45,475 45,260   42,579
Premises and equipment             668   588       621
Other real estate owned            444   444       509
Other assets                     1,390  1,363    1,139
                                82,745 76,846   68,515
LIABILITIES

Non-interest bearing deposits   12,308 12,499   12,324
Interest bearing deposits       61,188 55,928   49,892
                                73,496 68,427   62,216
Short-term borrowings               60    131       55
Securities sold under agreements
 to repurchase                   2,056  1,349       -
Other liabilities                827      827      747
                               76,439 70,734   63,018

STOCKHOLDERS' EQUITY

Common stock, $5.00 par
value-authorized
3,000,000 shares,issued and
outstanding 788,750 shares      3,935  3,921   3,921
Additional paid-in capital       (380)  (380)  (380)
Retained earnings               2,792  2,540   1,948
Unrealized gains (losses)
on investment securities         (41)     31      8
                                6,306  6,112  5,497

                             $ 82,745 $76,846 $68,515

CONSOLIDATED STATEMENTS OF INCOME

HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

Three Months Ended

March 31,

                                   1997       1996
Interest income:
Interest and fees on loans       1,064      1,018
Interest on investment securities  306        165
Interest on federal funds sold     130        111
    Total interest income        1,500      1,294

Interest expense:

Interest on deposits               685       598
Interest on short-term borrowings   17         1
     Total interest expense        702       599


Net interest income                798       695

Provision for loan losses
 and OREO losses                     11       35
Net interest income after provision 787      660
Total other income                   71       65
Other expenses:
Salaries and employee benefits      269      246
  Other expenses                    207      206
     Total other expenses           476      452
Income before income taxes          382      273
Income tax expense                  130       88
Net income                        $ 252    $ 185
Net income per common equivalent
share                            $ 0.31  $ 0.24
Cash dividends per common
share outstanding                $  -    $  -


CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)
Three Months Ended
March 31,                    1997      1996
Operating Activities:

Net Income                   $252      $184
Adjustments to reconcile net
income to net cash provided
by operating activities:
Provision for loan losses      11        30
Provision for losses on real
estate owned                    0        5
Provision for depreciation
and amortization               19        22
Amortization of investment
security premiums,net of
discounts                      3          0
Deferred loan origination
fees, net of cost             (3)        (3)
Changes in:
Interest receivable           65         55
Interest payable               1          0
Other assets                 (56)       (10)
Other liabilities              1        (81)
Net cash provided by
operating activities         293        202

Investing Activities:
Proceeds from maturities of
available-for-sale securities 285     1,030
Proceeds from maturities of
held-to-maturity securities   339     1,272
Purchase of available-for
-sale securities             (499)   (1,233)
Purchase of held-to-maturity
securities                 (1,467)     (999)
Loan originations, net of
principal repayments        (223)       413
Proceeds from sale of
premises and equipment        10          0
Purchases of premises
and equipment               (110)       (16)
Net cash used by investing
activities                (1,665)       467

Financing Activities:

Net increase (decrease) in
demand deposits,NOW accounts
and savings accounts       2,391         40
Net increase in certificates
of deposit                 2,679       1,123
Net increase (decrease) in
short-term borrowings       (71)         (11)
Net increase in repurchase
agreements                   706           0
Net proceeds from sale of
common stock                  14           0
Cash Dividends Paid            0           0
                           5,719       1,152

Increase (decrease) in cash
and cash equivalents       4,347        1,821
Cash and cash equivalents
at beginning of year       8,994        8,944
Cash and cash equivalents
at end of year            $13,341      $10,765

Supplemental schedules and cash flow information:

Cash paid for:
Interest on deposits and
other borrowings           $ 702          $598



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc.(the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and the 1996 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

  Earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 788,750 for the period ended March 31, 1997 and for the period ended March 31, 1996. Common stock equivalents were dilutive for 1996 and 1997.

Item II.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations


Earnings Summary

     For the three months ended March 31, 1997, net income for Heritage Bankshares, Inc. totaled $252,000, up 36% from the $185,000 reported for the same period in 1996. Heritage Bank & Trust earned $256,000 and net holding company expenses were $4,000. Earnings per common share (fully dilutive) were $0.31 as compared to $0.23 for the same period in 1996.

Net Interest Income

     Net interest income for the first three months of 1997 was $787,000, an increase of $121,000 or 18% over the $666,000 reported for the first three months of 1996.

     The primary determinant of this increase was growth in the loan and investment portfolios. At March 31, 1997, investment securities were $21,429,000 compared to $12,902,000 in 1996 representing a 52%increase.
Gross loans at March 31, 1997 were $46,323,000, up $2,943,000 over the March 31, 1996 total of $43,380,000. Federal funds sold increased $2,400,000 to $10,505,000 as compared to $8,105,000 at March 31, 1996. Deposits increased $11,280,000 or 18% to $73,496,000 compared to $62,216,000 for the same period in 1996.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $11,000 represents a 63% decrease from the $30,000 provision for loan losses at March 31, 1996. The allowance for loan losses at March
31, 1997 and 1996 as a percentage of net loans outstanding was 1.83% and 1.85% respectively.

     Net charge offs during the first three months of 1997 were $6,000 compared to $9,000 during the same period in 1996. At March 31, 1997 loans 90 days or more past due and still accruing and loans on non-accrual status were $14,000 or .06% of total loans compared to March 31, 1996 when such loans were $6,000 or .07% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $460,000 or .56% of total assets at March 31, 1997. At March 31, 1996, non-performing assets were $532,000 or
 .78% of total assets.

Other Income

     During the first three months of 1997 other income was $71,000, increasing $6,000 or 9% over the comparable period in 1996. This increase is the result of fees related to deposit account services.

Other Expenses

     Other expenses totaled $606,000 which is an 11% increase over the $546,000 reported for the same period in 1996. This change is the result of increased costs relating to salaries and employee benefits.

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

     At March 31, 1997, net loans to total deposits was 62% compared to 68% for the same period in 1996. Certificates of deposit over $100,000 were $6,806,000 at March 31, 1997 compared to $7,929,000 for the same period in 1996. These large denomination certificates of deposit represented 9% of total deposits at March 31, 1997 and 13% of total deposits at March 31, 1996.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $10,505,000 the Company had invested in federal funds on March 31, 1997. In addition, $19,075,000 or 41% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

 Capital Resources

     The capital structure of the Company remains strong. Total risk based capital increased from 14.18% at March 31, 1996 to 14.96% at March 31, 1997. Tier I capital increased from 12.92% to 13.70% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 7.87% at March 31, 1996 compared to 7.85% at March 31, 1995.



Part II .  Other Information


Item I.  Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available , there are no such claims involving the Company.

Item V.  Other Information

None required

Item VI.  Exhibits and Reports on Form 8-K

a) Exhibits

    None.

b)  Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934 ,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date:  April 25, 1997

 							BY:_______________________
            Robert J. Keogh
            President & CEO


							BY:___________________________
			         Catherine P. Jackson
		          Vice-President and Cashier






1