Form 10QSB
period 1997-06-30
HERITAGE BANKSHARES INC /VA
filed 1997-09-08
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]



For the Quarter Ended June 30, 1997


Commission file number 0-11255


HERITAGE BANKSHARES, INC.
(Exact name of registrant as specified in its charter)


		Virginia						54-1234322
            (State of Incorporation)					     (IRS Employer ID No.)


	200 East Plume Street
	      Norfolk, VA						23514
 (Address of principal executive offices)				          (Zip Code)



757-523-2600
(Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X  NO __

Common stock, par value $5.00 per share: 791,250 shares outstanding as 08/04/97


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

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holding, Inc. All significant intercompany accounts and transactions have been eliminated.
The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and the 1996 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share is obtained buy dividing net income by the weighted average number of common shares outstanding. The weighted average numberof shares used in the computation of earnings per share was 820,164 for the period ending June 30, 1997 and 784,150 for the period ended June 30, 1996. Common stock equivalents were dilutive for 1997 but were not dilutive for 1996.


CONSOLIDATED BALANCE SHEETS



HERITAGE BANKSHARES, INC.



(dollars in thousands)




                       June 30, December 31,  June 30,
                         1997      1996        1996
ASSETS

Cash and due from banks $ 2,724  $3,069  $  2,167
Federal funds sold        4,970   5,925     6,122
Securities available
 for sale                15,445   14,367    8,028
Securities held
to maturity               8,467    5,830    5,981
Loans, net of
unearned income          47,164   46,102   42,862
 Allowance for
loan losses               (839)     (842)    (806)
Loans, net of unearned
income and allowance     46,325    45,260   42,056
Premises and equipment      789       588      610
Other real estate owned     444       444      504
Other assets              1,609     1,363    1,246

                         80,773    76,846    66,714
LIABILITIES

Non-interest
bearing deposits         11,226    12,499     9,437
Interest bearing
deposits                 59,921    55,928    50,857

                         71,147    68,427    60,294

Short-term borrowings        50       131        80
Securities sold under agreements to
repurchase                2,079      1,349       -
Other liabilities           966        827      792

                         74,242     70,734   61,166
STOCKHOLDERS' EQUITY

Common stock, $5.00 par
value-authorized
3,000,000 shares,issued
and outstanding 791,250    3,956     3,921     3,921
Additional paid-in capital  (371)     (380)     (380)
Retained earnings          2,934     2,540      2,049
Unrealized gains (losses)
on investment securities      12        31       (42)
                           6,531     6,112      5,548
                         $80,773  $ 76,846  $  66,714


CONSOLIDATED STATEMENTS OF
INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

                   Three Months Ended        Six Months Ended
                          June 30,              June 30,
                       1997    1996          1997       1996
Interest income:
Interest and fees
on loans               1,088    988         2,152      2,007
Interest on investment
securities               352    202           658        367
Interest on federal
funds sold                88     81           217        192
Total interest income  1,528  1,271         3,027      2,566

Interest expense:
Interest on deposits     700    583         1,383      1,181
Interest on short-term
borrowings                18     -             35          1
Total interest expense   718    583         1,418      1,182

Net interest income      810    688         1,609      1,384

Provision for loan losses
and OREO losses            -     31            11         66
Net interest income after
provision                810    657         1,598      1,318

Total other income        69     66           140        131

Other expenses:

Salaries and employee
benefits                 277   228            546        474
Other expenses           220   208            428        415
Total other expenses     497   436            974        889
Income before income
taxes                    382   287            764        560
Income tax expense       130    92            260        180
Net income           $   252  $195           $504      $ 380

Net income per common
equivalent share        $0.31 $0.25          $0.64      $0.48
Cash dividends per common share
outstanding       $        -   $   -      $    0.14  $  0.12


CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)

Six Months Ended

                                                  June 30,
                                                1997   1996
Operating Activities:
Net Income                                      $504   $380
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                         11      66
Provision for depreciation and amortization       34      41
Amortization of investment security premiums,
net of discounts                                   6      (1)
Deferred loan origination fees, net of cost      (17)     (4)
Changes in:
  Interest receivable                           (105)      5
  Interest payable                               (15)     20
  Other assets                                  (141)     (3)
  Other liabilities                              154      119
Net cash provided by operating activities        431      385

Investing Activities:
Proceeds from maturities of available-for-sale
securities                                      1,100 1,056
Proceeds from maturities of held-to-maturity
securities                                        623  2,320
Purchase of available-for-sale securities      (2,196)(3,492)
Purchase of held-to-maturity securities        (3,266)  (999)
Loan originations, net of principal repayments (1,060)   938
Proceeds from sale of premises and equipment       10      -
Purchase of land                                 (101)     -
Purchases of premises and equipment              (144)   (23)
Net cash used by investing activities          (5,034)  (200)

Financing Activities:
Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts               800 (2,533)
Net increase in certificates of deposit         1,920  1,773
Net increase (decrease) in short-term borrowings  (81)    14
Net increase in securities purchased under agreements
to repurchase                                      730   -
Net proceeds from sale of common stock             44    -
Cash dividends paid                              (110)   (94)
                                                 3,303  (840)
Increase (decrease) in cash and cash equivalents(1,300) (655) Cash and cash equivalents at beginning of year 8,994 8,944
Cash and cash equivalents at end of year        $7,694 $8,289
Supplemental schedules and cash flow information:

 Cash paid for:
  Interest on deposits and other borrowings     $1,433 $1,202

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

	For the six months ended June 30, 1997, net income for Heritage Bankshares,
Inc.totaled $504,000, up 33% from the $380,000 reported for the same period in 1996.  Heritage Bank & Trust earned $515,000 and net holding company expenses were $11,000.  Earnings per common share (fully dilutive) were $.61 as compared to $.48 (not fully dilutive) for the same period in 1996.

Net Interest Income

	Net interest income for the first six months of 1997 was $1,608,000, an increase of $224,000 or 16% over the $1,384,000 reported for the same period in 1996.

The primary determinant of this increase was growth in the loan and investment portfolios. At June 30, 1997, investment securities were $23,912,000 compared to $14,009,000 in 1996 representing a 71% increase. Gross loans at June 30, 1997 were $47,164,000, up $4,272,000 over the June 30, 1996 total of
$42,862,000.  Deposits increased $10,853,000 or 18% to $71,147,000 compared to $60,294,000 for the same period in 1996.

Provision For Loan Losses

	The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities.  The provision for loan losses of $11,000 represents
an 83% decrease from the $66,000 provision for loan losses at June 30, 1996.
The allowance for loan losses at June 30, 1997 and 1996 as a percentage of net loans outstanding was 1.78% and 1.88% respectively.

	Net charge-offs during the first six months of 1997 and 1996 were $13,000. At June 30, 1997, loans 90 days or more past due and still accruing and loans on non-accrual status were $39,000 or .08% of total loans compared to June 30, 1996 when such loans were $27,000 or .06% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $483,000 or .58% of total assets at June 30, 1997. At June 30,
1996, non-performing assets were $531,000 or .77% of total assets.

Other Income

	During the first six months of 1997, other income was $140,000 increasing $9,000 or 7% over the comparable period in 1996. This increase is the result of fees related to deposit account services.

Other Expenses

	Other expenses totaled $1,233,000 which is a 15% increase over the $1,069,000 reported for the same period in 1996.  This change is the result of increased costs relating to salaries and employee benefits.

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

	At June 30, 1997, net loans to total deposits was 65% compared to 70% for the same period in 1996.  Certificates of deposit over $100,000 were $7,936,000 at
June 30,1997 compared to $6,101,000 for the same period in 1996.  These large denomination certificates of deposit represented 11% of total deposits at
June 30, 1997 and 10% of total deposits at June 30, 1996.

	Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,970,000 the Company had invested in federal funds on June 30, 1997. In addition, $17,550,000 or 37% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

	The capital structure of the Company remains strong.  Total risk based capital increased from 14.67% at June 30, 1996 to 15.19% at June 30,1997.  Tier I
capital increased from 13.41% to 13.94% compared to the same time period.
The leverage ratio, defined as Tier I capital divided by average assets, was
8.10% at June 30, 1996 compared to 8.04% at June 30,1997.

Part II.  Other Information

Item I.  Legal Proceedings

	The Company is subject is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Based on information presently available, there are no such claims involving the Company.

Item V.  Other Information

None required.

Item VI.  Exhibits and Reports on Form 8-K

a)  Exhibits

        None.

b)  Reports on Form 8-K

        None.

Signatures

Pursuant to the registration reuirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Bankshares, Inc
  (Registrant)

Date:  August 7, 1997
By:  Robert J. Keogh
     Presiden & CEO
By:  Catherine P. Jackson
     Senior Vice President and Cashier