Form 10QSB
period 1997-09-30
HERITAGE BANKSHARES INC /VA
filed 1997-11-12
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]



For the Quarter Ended September 30,1997


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

YES X  NO __

Common stock, par value $5.00 per share: 794,550 shares outstanding as 11/10/97


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

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust(the "Bank"), and IBV Real Estate Holding, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and the 1996 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share is obtained buy dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 822,721 for the period ending September 30,1997 and 801,544 for the period ended September 30,1996. Common stock equivalents were dilutive for 1997 and for 1996.


CONSOLIDATED BALANCE SHEETS

HERITAGE BANKSHARES, INC.

(dollars in thousands)



                             September30,     December 31,  September 30,

                               1997              1996       1996
ASSETS



Cash and due from banks      $ 2,681         $    3,069  $  2,167
Federal funds sold             4,505              5,925     6,122
Securities available for sale 14,969             14,367     8,028
Securities held to maturity    7,937              5,830     5,981
Loans, net of unearned income 50,833             46,102    42,862
 Allowance for loan losses      (833)             (842)      (806)
Loans, net of unearned
income and allowance           50,000            45,260     42,056
Accrued interest receivable       583               535
Premises and equipment          1,003               588        610
Other real estate owned           436               444        504
Other assets                      946               828      1,246

                                83,060            76,846     66,714
LIABILITIES
Non-interest bearing deposits   15,200            12,499     9,437
Interest bearing deposits       58,107            55,928    50,857
                                73,307            68,427    60,294


Short-term borrowings               51               131        80
Securities sold under
agreements to repurchase          1,888             1,349       -
Other liabilities                   988               827      792

                                  76,234            70,734   61,166


STOCKHOLDERS' EQUITY

Common stock, $5.00 par
value-authorized
3,000,000 shares,
issued and outstanding 794,550
                                   3,973            3,921     3,921
Additional paid-in capital          (362)            (380)     (380)
Retained earnings                   3,169            2,540     2,049
Unrealized gains (losses)
on investment securities               46               31       (42)

             6,826                   6,112           5,548
                           $        83,060  $      76,846  $  66,714

CONSOLIDATED STATEMENTS OF
INCOME

HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

                         Three Months Ended      Nine Months Ended

                           September 30,            September 30,

                         1997       1996           1997     1996


Interest income:
Interest and fees on    1,133    1,017            3,285       3,025
loans
Securities               360       222           1,018         589
Federal Funds sold        63       119             280         310
Total interest income  1,556     1,358           4,583       3,924

Interest expense:
Interest on deposits    720       630            2,103       1,811
Interest on short-term   19         1               55          2
Total interest expense  739       631            2,158       1,813
Net interest income     817       727            2,425       2,111

Prov for loan OREO losses 20       12               31          78
Net int inc after provision 797   715            2,394       2,033
Total other income        75       65              215         196

Other expenses:
Salaries and employee benefits 290 229             836        703
Other expenses                 226 208             654        624
Total other expenses           516 437           1,490      1,327
Income before income taxes     356 343           1,119        902
Income tax expense             120 108             380        288
Net income               $     236 $235      $     739  $     614

Net income per common
equivalent share        $ 0.29  $0.29      $    0.90  $   0.77
Cash dividends per common
share outstanding       $  -   $  -        $    0.14  $   0.12





ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

	For the nine months ended September 30,1997, net income for Heritage Bankshares,Inc. totaled $739,000, up 20% from the $614,000 reported for the same period in 1996.
Heritage Bank & Trust earned $752,000 and net holding company expenses were $13,000. Earnings per common share (fully dilutive) were $.90 as compared to $.77 for the same period in 1996.

Net Interest Income

	Net interest income for the first nine months of 1997 was $2,394,000, an increase of $361,000 or 18% over the $2,033,000 reported for the same period in 1996.

	The primary determinant of this increase was growth in the loan and investment portfolios.  At September 30,1997, investment securities were $27,411,000 compared to $24,030,000 in 1996 representing a 14% increase.  Gross loans at
September 30,1997 were $50,833,000, up $5,859,000 over the September 30,1996 total of $44,974,000.  Deposits increased $6,011,000 or 9% to $73,307,000 compared to $67,296,000 for the same period in 1996.

Provision For Loan Losses

	The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities.  The provision for loan losses of $23,000 represents an 63% decrease from the $63,000 provision for loan losses at September 30,1996.  The allowance for loan losses at
September 30,1997 and 1996 as a percentage of net loans outstanding was
1.64% and 1.82% respectively.

	Net charge-offs during the first nine months of 1997 and 1996 were $33,000.
 At September 30,1997, loans 90 days or more past due and still accruing and loans on non-accrual status were $45,000 or .09% of total loans compared to
September 30,1996 when such loans were $24,000 or .05% of total loans.
Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $459,000 or .55% of total assets at September 30,1997.
At September 30,1996, non-performing assets were $523,000 or .69% of total assets.

Other Income

	During the first nine months of 1997, other income was $215,000 increasing $19,000 or 9% over the comparable period in 1996. This increase is the result of fees related to deposit account services.

Other Expenses

Other expenses totaled $1,490,000 which is a 12% increase over the $1,326,000 reported for the same period in 1996. This increase is the result of an accrual for employee incentives to be paid in the first quarter of 1998. The incentive amount is paid based on the Company meeting financial goals set by the Board of Directors. The amount accrued through September 30, 1997 was $72,800.00.

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

	At September 30,1997, net loans to total deposits was 68% compared to 66% for the same period in 1996.  Certificates of deposit over $100,000 were
$9,429,000 at September 30,1997 compared to $6,144,000 for the same period in 1996.  These large denomination certificates of deposit represented 13%
of total deposits at September 30,1997 and 10% of total deposits at September
30,1996.

	Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,505,000 the Company had invested in federal funds on September 30,1997. In addition, $17,762,000 or 35% of the bank's loans have adjustable interest rates.
Also, at September 30, 1997, $4,462,000 of the $22,906,000 investment portfolio would mature or could reprice within one year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

	The capital structure of the Company remains strong.  Total risk based capital increased from 14.48% at September 30,1996 to 14.77% at September 30,1997.
Tier I capital increased from 13.22% to 13.52% compared to the same time period.  The leverage ratio, defined as Tier I capital divided by average assets, was 8.29% at September 30,1996 compared to 8.33% at September 30,1997.

Part II.  Other Information

Item I.  Legal Proceedings

	The Company is subject is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Based on information presently available, there are no such claims involving the Company.

Item V.  Other Information

None required.

Item VI.  Recent Accounting Pronouncements

	The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 entitled Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the nine-month period ended September 30, 1997 and 1996, and the year ended December 31, 1996, and has determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.


Item VII.  Exhibits and Reports on Form 8-K

a)  Exhibits

        None.

b)  Reports on Form 8-K

        None.

SIGNATURES



Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								Heritage Bankshares, Inc.
									(Registrant)


Date:  November 10, 1997                    			By:___________________
                                     								     Robert J. Keogh
                                       						     President & CEO

		                                       						By:___________________
                                     							     Catherine P. Jackson
                                              Senior Vice-President & Cashier



11


	2