Form 10KSB40/A
period 1997-12-31
HERITAGE BANKSHARES INC /VA
filed 1998-03-30
CIK 719731

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
       the fiscal year ended December 31, 1997 Commission File No. 0-11255


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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998: $12,857,775*

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1998:
                  Common Stock,     $5 Par Value - 797,250




----------------------------------------------
 * In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $19.00 per share and voting stock held by non-affiliates of the registrant at March 24, 1998 of 676,725 shares.

Part I

         This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward looking-statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Item 1.  BUSINESS

GENERAL

         Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly-owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly-owned banking subsidiary. The total consolidated assets of the Company on December 31, 1997 were $83,002,000

THE BANK

         Heritage Bank & Trust is engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area.

         Heritage Bank & Trust is a state banking corporation. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at its main office at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 1997, the Bank had assets of $82,875,000, with loans of $52,130,000 and deposits of $72,837,000.

IBV REAL ESTATE HOLDINGS, INC.

         IBV Real Estate Holdings, Inc., is a corporation formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. Currently, IBV Real Estate Holdings, Inc. owns a 1% interest in IBV Partners, LP, a Virginia limited partnership formed in December 1986. IBV Real Estate Holdings, Inc., serves as the sole general partner of the partnership. The partnership's sole asset is a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia. Heritage Bank & Trust is a major tenant in the property.

SENTINEL TITLE SERVICES, INC. AND SENTINEL TRUST SERVICES, L.L.C.

         Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. are wholly-owned subsidiaries which own an interest in providers of title and trust services. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. The Company's strategic relationship with these entities provides the Bank with the ability to provide title and trust services to its customers.

COMPETITION

         The banking business in the cities of Norfolk and Chesapeake, as well as all of the Hampton Roads area is highly competitive. All of the major commercial banking institutions based in Virginia conduct business in the area. The Bank also encounters competition from local banks, savings and loan associations, money market and mutual funds, small loan companies, credit unions, brokerage firms and other financial institutions.

EMPLOYEES

         The Company and the Bank have 39 employees. Of this total, 32 are full-time and 7 are part-time. Management considers its employee relations to be excellent.

REGULATION AND SUPERVISION

THE BANK

Regulatory Matters

         The Bank is subject to state and federal banking laws and regulations which impose specific requirements or restrictions, and provide for general regulatory oversight with respect to virtually all aspects of operations, including, but not limited to, maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, payment of dividends, and establishment of branch offices. As a state-chartered bank and a member of the Federal Reserve System, the Bank is supervised and regularly examined by representatives of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Bureau of Financial Institutions of the Commonwealth of Virginia (the "Virginia Bureau of Financial Institutions").

         In addition to being affected by general economic conditions, earnings of the Bank may be affected by the fiscal and monetary policies of the Federal Reserve. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member banks' borrowing. The impact of the policies of the Federal Reserve and other regulatory authorities, cannot be accurately predicted. These policies can, however, materially affect the revenues and net income of commercial banks because they have a direct effect on the amount of bank loans and deposits and the interest rates charged and paid thereon.

         The Bank is also subject to restrictions under Section 23A of the Federal Reserve Act ("The Act"). These restrictions limit the transfer of funds to the Company and certain other affiliates, as defined in the Act, in the form of loans, extensions of credit, investments or purchase of assets. Such transfers by the Bank to the company are limited in amount to 10% of the Bank's capital. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. See Note 3 of the Consolidated Financial Statements for additional information on restrictions.

         The Bank is also subject to restrictions on the payment of dividends under Section 33 of the Federal Reserve Act. Under this section, approval of the applicable Federal Reserve Bank is required if the total of all dividends declared by the Bank during any calendar year exceeds the total of its net profits (as defined by the Act) of that year combined with its net profits of the preceding two years. See Note 3 of the Consolidated Financial Statements for additional information on restrictions.

         The Federal Reserve and the Bureau of Financial Institutions of Virginia requires the Bank to maintain certain minimum capital ratios. The Bank and the Company are required to maintain minimum risk-based capital to asset ratios, as defined by the regulations, of 4.00% for the Tier 1 capital ratio and 8.00% for the Total (Tier 1 plus Tier 2) capital ratio. Additionally, a leverage capital ratio, defined as Tier 1 capital divided by average assets, must also be maintained by financial institutions. For financial institutions with the best regulatory rating, generally, a minimum leverage ratio of 5.00% must be maintained. The Bank and the Company met the minimum risk-based capital requirements at December 31, 1997. See Note 15 of the Consolidated Financial Statements for additional information on regulatory capital matters.

Mergers and Acquisitions

         The Bank Holding Company Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. The restriction on interstate acquisitions was abolished effective September 29, 1996, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks may branch across state lines effective June 1, 1997, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Under Virginia law, effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements. Although this will have a significant impact on the banking industry, it is not possible to determine, with any degree of certainty, its impact on individual institutions.

Deposit Insurance

         Section 38 of the Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation ("FDIC") Improvement Act ("FDICIA"), requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized", "adequately capitalized," "undercapitalized," "significantly "undercapitalized" and, "critically undercapitalized", and requires or permits such agencies to take certain supervisory actions as an insured institution's capital level falls. The Bank has been notified by the Federal Reserve that it is classified as a "well capitalized" institution for this purpose. An "adequately capitalized" institution is restricted from accepting brokered deposits. A "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions. As more fully disclosed in the following paragraph, the FDIC deposit insurance premiums required to be paid by institutions depend, in part, on their capital levels, and "undercapitalized" institutions will be required to pay significantly greater premiums than more highly capitalized institutions.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Effective January 1, 1996, depository institutions insured by the Bank Insurance Fund ("BIF"), ranked in the top risk classification category of well capitalized, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% annually per $100 of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, as more fully disclosed in the following paragraph, the FDIC has authority to impose special assessments from time to time. The Bank is currently assessed the statutory minimum assessment of $2,000 annually.

         The Deposit Insurance Funds Act of 1996 ( the "Funds Act") was enacted on September 30, 1996. Among other provisions, the Funds Act: (1) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutorily required reserve ratio of 1.25% of insurable deposits; (2) exempts certain depository institutions with SAIF assessable deposits that meet any of several specified criteria from paying the special assessment, (3)authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the first semiannual period of 1997 were set at 1.30% (per $100) annually for BIF-assessable deposits and 6.48% (per $100) annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF assessable deposits until the insurance fiends are merged or until January 1, 2000, whichever occurs first. These changes in FDIC insurance are not expected to have a material effect on the Bank's financial condition and results of operation for the foreseeable future. The Bank is currently assessed at a rate of 1.3% annually (per $100) for FICO purposes.

Regulations

         On December 15, 1994, the Federal Reserve, the Office of Thrift Supervision, the Office of the Controller of the Currency ("OCC"), and the FDIC (collectively the "agencies") issued a final rule entitled, Risk-Based Capital
Standards: Concentration of Credit Risk and Risks of Nontraditional Activities. The final rule amends the risk-based capital standards by explicitly identifying concentrations of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. While no quantitative measure of such risk is included in the final rule, to the extent appropriate, the agencies will issue examination guidelines on new developments in nontraditional activities or concentrations of credit to ensure that adequate account is taken of the risks of these activities. Moreover, the agencies also believe that institutions identified though the examination process as having significant exposure to concentration of credit risk, or as not adequately managing concentration risks, should hold capital in excess of the regulatory minimums. Therefore, due to the subjective nature of this final rule, the Bank is unable to determine what effect, if any, this rule may have on regulatory capital requirements.

         On August 2, 1995, the OCC, the Federal Reserve, and the FDIC (collectively the "banking agencies") issued a final rule entitled, Risk-Based Capital Standards: Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. It is important to note that the banking agencies intend to implement this rule on a case-by-case basis during the examination process. The second step of the banking agencies' process will be to issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exposure. Due to the subjective nature of the first phase of this final rule, the Bank is unable to determine what effect, if any, this rule may have on its regulatory capital requirements

         On October 1, 1996, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Safety and Soundness Guidelines") to include asset quality and earnings standards. The Safety and Soundness Guidelines were adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Safety and Soundness Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Safety and Soundness Guidelines a financial institution shall: (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets, (3) take appropriate corrective action to resolve problem assets, as appropriate; and (4) provide periodic asset quality reports to the of directors to assess the level of asset risk. The earnings standards specified by the Safety and Soundness Guidelines require an institution to compare its earnings trends ( relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers. The Safety and Soundness Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations; (2) assess the source, volatility, and sustainability of earnings, (3) evaluate the effect of nonrecurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Safety and Soundness Guidelines note that the complexity and sophistication of an institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Bank does not believe that these Safety and Soundness Guidelines will materially effect its operations or financial condition in the foreseeable future.

         On December 20, 1996 the FDIC Board of Directors adopted the FFIEC's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and is effective January 1, 1997. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS includes the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Bank does not believe that this statement of policy will materially effect its operations in the foreseeable future.


THE COMPANY

         As a bank holding company, the Company is subject to regulation by the Federal Reserve in accordance with the provisions of the Bank Holding Company Act of 1956, as amended, and the rules and regulations promulgated thereunder. The Federal Reserve may require a bank holding company to serve as a source of financial strength to its subsidiary depository institution and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the federal law require insured depository institutions under common control to reimburse the Federal Deposit Insurance Corporation for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default. The Federal Deposit Insurance Corporation's claim for damages is superior to claims of shareholders of the insured depository institution or it holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt
(other than affiliates) of the commonly controlled insured depository institutions.

         A bank holding company is required to file with the Federal Reserve annual reports along with those of its subsidiaries. It is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5.00% of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of more than 5.00% of any company which is not a bank or bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The Federal Reserve has determined that numerous activities are closely related to banking, and thus bank holding companies may apply to the Federal Reserve for permission to retain or acquire an interest in a company engaging in or proposing to engage in these activities. The permitted non-banking activities include making loans that would be made by mortgage, finance, credit card or factoring companies; operating as an industrial bank; servicing loans; performing the functions of a trust company; leasing personal property; making investments to promote community welfare; providing bookkeeping or data processing services; acting as insurance agent or broker with respect to insurance that is directly related to the extension of credit or other financial services and acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the appraisal activities. Also, an application may be filed as to other activities, but the Federal Reserve will publish a notice of opportunity for hearing only if it believes there is a reasonable basis for concurring in the holding company's opinion that the activity applied for is closely related to banking.

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

         The Company is also registered under the bank holding company laws of Virginia. Accordingly, the Company and its subsidiaries are also subject to regulation and supervision by the Virginia Bureau of Financial Institutions.

Federal Securities Laws

         The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restriction and other requirements of the SEC under the Exchange Act. Under the Securities Enforcement and Penny Stock Reform Act of 1990, the Company may be subject, among other things, to civil money penalties for violations of the federal securities laws.

FEDERAL AND STATE TAXATION

General

         The Company and the Bank are subject to the applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code that apply to banks and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

         Under the applicable statutes of limitation, the Company's federal income tax returns for 1994 through 1997 are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's returns for any of those open years.

         Historically, the Company has reported its income and expenses on the accrual method of accounting and filed its consolidated federal income tax returns on a December 31, fiscal year basis. Consolidated tax returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

Corporate Minimum Tax

         The Company and its subsidiaries could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the consolidated group's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax exempt private activity bonds issued on or after August 8, 1986; (ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses.) In addition, an environmental tax of 0.12% of the excess, if any, of AMTI (with certain modifications) over $2 million is imposed on corporations, whether or not an AMTis paid. The consolidated group was not subject to the AMT in 1997.

Corporate Dividends Received Deduction

         The Company is permitted to exclude from its taxable income 100% of any dividends received from the Bank and may exclude from its income dividends received from its subsidiaries pursuant to the regulation applicable to consolidated income tax returns. The Company and the Bank may deduct from their income 80% of any dividends received from an unaffiliated corporation if they own at least 20% of the stock of the corporation. If they own less than 20% of the stock of a corporation paying a dividend, 70% of any dividends received may be excluded from income.

State and Local Taxation

         The Company's subsidiaries (other than the Bank) are subject to Virginia corporate income taxes. The Virginia corporate income tax is imposed at a rate of 6% on the combined net income of the Company, and its subsidiaries (other than the Bank) as reported for federal income tax purposes with certain modifications.

         The Bank is chartered under the laws of Virginia and, accordingly, is not subject to the Virginia corporate income tax. It is instead subject to Virginia's Bank Franchise Tax. Under this system, the Bank's net capital is subject to tax at a rate of one percent. Net capital is composed generally of the equity accounts (common stock, additional paid-in capital, and retained earnings) adjusted for investments in real and personal property, certain reserves and certain securities exempt from state taxation.



Item 2. PROPERTIES

         The Bank owns three of its banking locations, 841 North Military Highway, 200 East Plume Street and 4815 Colley Avenue in Norfolk, Virginia. Management believes these locations are in excellent condition. A third banking location and the bank's operations center are located at 1450 South Military Highway in Chesapeake, Virginia. See "IBV Real Estate Holdings, Inc." under Item 1 and "Certain Relationships and Related Transactions" under Item 12.

Item 3. LEGAL PROCEEDINGS

         The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available to management and advice received from legal counsel, there are no meritorious claims involving the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of 1997.

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

Calendar Quarter

                         HIGH             LOW
        1997
Fourth Quarter         $    18.00      $    17.13

Third Quarter               13.75           13.75

Second Quarter              13.25           13.25

First Quarter               11.63           11.25


        1996
Fourth Quarter         $     9.75      $     9.25

Third Quarter                9.00            8.50

Second Quarter               8.63            8.50

First Quarter                7.75            7.00


         At March 24, 1998, there are 1,345 record holders of the 797,250 outstanding shares of common stock.

         As of March 24, 1998 , the most recent sales price of common stock known to the Company was $19.00 per share.

         The Company's Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.14 and $.12 per share in 1997 and 1996, respectively. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements for additional information on restrictions.

Item 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following sets forth certain selected financial data with respect to the Company. The data presented below for the years ended December 31, 1997 and 1996, respectively, should be read in conjunction with the Consolidated Financial Statements and notes thereto, which have been audited by Goodman & Company, L.L.P. independent accountants. (The Consolidated Financial Statements and notes thereto for the years ended December 31, 1997 and 1996 are filed herewith). This data should also be read in conjunction with the discussion and analysis that follows.

Summary of Consolidated Financial Data
(Dollars in thousands, except per share data)

                                                         1997             1996

FOR THE YEAR
Interest income                                         $6,185           $5,380
Interest expense                                         2,909            2,495
Net interest income                                      3,277            2,885
Provision for loan losses                                   88               93
Noninterest income                                         288              246
Noninterest expense                                      2,056            1,950
Income taxes                                               440              218
Net income                                                 980              870

AT YEAR END
Assets                                                 $83,002          $76,846
Loans, net                                              51,242           45,259
Federal funds sold                                       1,697            5,925
Securities                                              22,595           20,197
Deposits                                                72,797           68,427
Stockholders' equity                                     7,081            6,112

AVERAGE BALANCES
Assets                                                 $81,376          $70,968
Loans, net                                              47,322           42,970
Federal funds sold                                       6,122            8,605
Securities                                              22,490           14,509
Deposits                                                71,322           64,519
Stockholders' equity                                     6,607            5,686


PER SHARE DATA
Basic earnings per common share                          $1.24            $1.11
Diluted earnings per common share                        $1.17            $1.09
Cash dividends declared                                   0.14             0.12
Book value at year end                                    8.91             7.79
Shares outstanding at year end                         795,050          784,150
Weighted average shares                                790,450          784,150
Diluted average common shares outstanding              836,920          800,399

RATIOS
Return on average assets                                 1.20%            1.23%
Return on average equity                                14.83%           15.30%
Average equity to average assets                         8.12%            8.01%
Allowance to year end loans                              1.71%            1.83%
Net loans charged-off to average loans                   0.09%            0.03%





PERFORMANCE SUMMARY:

         In 1997, net income for Heritage Bankshares, Inc. (the "Company") totaled $980,000 compared to $870,000 earned in 1996. Heritage Bank & Trust's (the "Bank") net income was $972,000 and net holding company income was $8,000. In 1996, Heritage Bank & Trust's net income was $878,000 and net holding company expenses were $8,000.
Basic earnings per common share in 1997 was $1.24 compared to $1.11 in 1996. Diluted earnings per common share was $1.17 and 1.09 at December 31, 1997 and 1996, respectively.

               The 1997 provision for loan losses was $88,000 compared to the 1996 provision of $93,000. Net interest income increased $391,000 in 1997 to $3,277,000, from $2,886,000 in 1996.

               Total assets increased at the end of 1997 to $83,002,000. Total assets at the end of 1996 were $76,846,000. Net loans increased $5,982,000 from $45,259,000 at the end of 1996 to $51,242,000 at the end of 1996. Deposits
increased from $68,427,000 at December 31, 1996 to $72,797,000 at December 31, 1997.

LIQUIDITY:

               Liquidity is the ability of the Company to efficiently fund depositors' withdrawals and extensions of credit to borrowers. The Company and Heritage Bank & Trust must consider both immediate liquidity needs, as well as the long-term matching of maturing loans and investments with obligations to depositors.

               The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 1997, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $5,716,000. The Bank also has borrowing capacity of $5.9 million, as a member of the Federal Home Loan Bank System. As of December 31, 1997, no amounts have been drawn on this line of credit.

               The Company's cash and cash equivalents decreased by $3,277,000 in 1997 compared to a $50,000 increase in 1996. Net cash used by investing activities was $9,278,000 in 1997 and $9,555,000 in 1996. In both years, this was primarily due to growth in both the loan and investment portfolios. In 1997, gross loans increased $6,029,000 and the investment portfolio grew by $2,399,000. In 1996, gross loans increased $2,320,000 and investment securities increased $7,194,000. The increase in loans in both years is largely due to the expansion of current customer relationships. In 1997, the net cash provided by financing activities of $4,852,000, is largely due to the $4,370,000 increase in deposits. In 1996, net cash provided by financing activities of $8,692,000 was primarily due to the increase in deposits of $7,374,000. The expansion of current customer relationships and the bank's continued sales efforts contributed to these increases.

PARENT HOLDING COMPANY LIQUIDITY:

              The    parent    holding    company    incurred    expenses    for
stockholder-related activities, stock transfer and other functions necessary for the administration of the Company.

                See Note 3 of the Consolidated Financial Statements for the parent company's Cash Flow Statement for further information on cash provided or used by the parent for operating, financing and investing activities. In addition, certain restrictions on cash dividends, loans and advances are imposed by regulation of the Bank, which are also disclosed in Note 3.

Table 2: Selected Liquidity Statistics
For the year ended December 31,
                                                       1997                     1996
                                                          (Dollars in thousands)
Available short-term assets (1)                       $7,272                   $8,262
Certificates of deposit $100,000 and over              8,128                    6,728
                                                       -----                    -----
Net available short-term assets                        ($856)                  $1,534

Ratio of available short-term assets to
certificates $100,000 and over                            89%                     123%

Ratio of loans to deposits                                72%                      66%

Ratio of certificates $100,000 and over to
   total assets                                           10%                       9%

(1)As of December 31, 1997, available short-term assets include federal funds sold of $1,697,000 and held-to- maturity and available-for-sale securities maturing within one year of $1,019,000 and $4,556,000, respectively. At December 31, 1996, available short-term assets included federal funds sold of $5,925,000 and held-to- maturity and available-for-sale securities maturing within one year of $547,000 and $1,790,000 respectively.

CAPITAL:

               Stockholders' equity at December 31, 1997 was $7,081,000 compared to $6,112,000 at the end of the prior year. Book value per share increased from $7.79 at December 31, 1996 to $8.91 at December 31, 1997.

               Table 3 provides information on the Company's risk-based, leverage and capital ratios at December 31, 1997 and 1996. The Company is considered well-capitalized and in compliance with all relevant regulatory capital requirements. See Note 15 of the Consolidated Financial Statements for additional information with respect to compliance with regulatory capital requirements.

Table 3: Capital Ratios
For the year ended December 31,

                                               1997                     1996
                                                  (Dollars in thousands)

Risk-based capital:
Tier I Capital
   Stockholders' equity                       $7,024                   $6,081
Tier II Capital
    Allowance for loan losses                    639                      569
                                              ------                   ------
(limited)
Total                                         $7,663                   $6,650

Risk adjusted assets                         $50,848                  $45,230

Risk-based capital ratios:
   Tier I                                      13.81%                   13.44%
   Total                                       15.07%                   14.70%

Leverage ratio                                  8.63%                    8.57%

Primary capital ratio                           9.50%                    8.91%


RATE SENSITIVITY:

               At December 31, 1997, the Company had, on a cumulative basis, $12,508,000 more in liabilities subject to repricing within one year than assets. It is management's view that the Company is an asset-sensitive company. This view is based on the fact that historically the Company's earnings have been more favorable during periods of increasing interest rates.

               Table 4 provides an interest sensitivity analysis as of December 31, 1997.

Table 4:  Interest Sensitivity Analysis
 December 31, 1997

                                      Within      Over 3     Over 1 Yr  Over 3 Yr  Over 5 Yr   Total
                                   1 through 3    through     through    through    through   through    Over
                                      months     12 months     3 yrs      5 yrs     10 yrs    10 yrs   10 yrs(4)     Total
                                   -----------------------------------------------------------------------------------------
Earning assets: (1)
  Federal funds                         $1,697      $    -    $     -    $     -     $    -     $1,697   $     -     $1,697
  Investment securities (2)              3,644       4,797     10,446      2,848        193     21,928       581     22,509
  Loans                                 21,555       2,005      8,084      7,368      2,988     42,000    10,131     52,131
                                   -----------------------------------------------------------------------------------------
Total Earning Assets                   $26,896      $6,802    $18,530    $10,216     $3,181    $65,625   $10,712    $76,337
                                   -----------------------------------------------------------------------------------------

Interest and non-interest bearing
liabilities: (1)
  Commercial DDA (3)                    $4,701           -     $2,820     $1,880                $9,401         -     $9,401
  Personal DDA (3)                           -           -      2,101        700        700      3,501         -      3,501
  TT&L Note                                 52                                 -          -         52         -         52
  Savings(3)                                             -      2,757        919        919      4,595         -      4,595
  Money Market(3)                                    2,309      2,309          -          -      4,618         -      4,618
  NOW(3)                                                 -      4,378      1,460      1,460      7,298         -      7,298
  Certificates                           9,345      27,854      4,966      1,275          -     43,440         -     43,440
  Repurchase Agreements                  1,945           -          -          -          -      1,945         -      1,945
                                   -----------------------------------------------------------------------------------------
Total Interest and non interest
  bearing liabilities                  $16,043     $30,163    $19,331     $6,234     $3,079    $74,850   $     -    $74,850
                                   -----------------------------------------------------------------------------------------


Interest sensitivity gap                10,853     (23,361)      (801)     3,982        102     (9,225)   10,712      1,487


Cumulative gap                          10,853     (12,508)   (13,309)    (9,327)    (9,225)

Ratio interest sensitive assets
to interest-sensitive liabilities         1.68        0.23       0.96       1.64       1.03       0.88

Ratio of cumulative gap to
 total earning assets                    14.22%     -16.38%    -17.43%    -12.22%    -12.08%

(1)Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.
(2)Presented on an amortized cost basis.
(3)Based on the proposed range of permissible maturities for non-maturity deposits issued by the banking agencies in the Joint Policy Statement (August 2, 1995): Supervisory Policy Statement Concerning a Supervisory Framework for Measuring and Assessing Banks' Interest Rate Risk Exposure)
(4)Includes non-interest bearing liabilities.

NET INTEREST INCOME:

               Net interest income is the difference between interest earned on loans, investment securities and short-term investments and interest paid on deposits, securities sold under agreements to repurchase and other short-term borrowing. Material factors affecting net interest income included interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest-bearing liabilities, and the level of noninterest-bearing liabilities.

               Net interest income increased from $2,886,000 in 1996 to $3,277,000 in 1997, a $391,000 increase. The increase is primarily attributable to the 13% increase in gross loans. The growth in loans is an indication of the Bank's growing sales effectiveness.

            Table 5 presents the components of net interest income. Table 6 allocates changes in volume and rate on net interest earnings.

Table 5:  Components of Net Interest Income
For the years ended December 31,                                      1997                                 1996
 (Dollars in thousands)
                                                          Average               Average       Average              Average
                                                        Balance(1) Interest    yield/rate    Balance(1) Interest  yield/rate
Interest earning assets: (taxable equivalent basis(2))
Loans (net of unearned discount (3))                      $ 48,166  $ 4,531       9.41%     $   43,781  $  4,146   9.47%
Investment securities-taxable (4)                           21,818    1,330       6.10%         14,360       853   5.94%
Investment securities- non-taxable (1) (4)                     672       31       4.61%            149        10   6.71%
Federal Funds                                                6,122      334       5.46%          8,605       456   5.30%
                                                          --------  -------       ----      ----------  --------   ----
Total Interest earning assets                             $ 76,778  $ 6,226       8.11%     $   66,895  $  5,465   8.17%
                                                          ========  =======       ====      ==========  ========   ====


Noninterest earning assets:
Cash and due from banks                                      2,644                               2,525
Allowance for loan losses
                                                             (843)                               (811)
Other real estate owned                                        442                                 503
Premises and equipment                                         831                                 603
Other assets                                                 1,524                               1,253
                                                          --------                          ----------
Total Assets                                              $ 81,376                          $   70,968
                                                          ========                          ==========

Liabilities and stockholders' equity
Interest bearing liabilities:
Money Market and NOW accounts                              $12,849  $   341       2.65%     $   14,235  $    407   2.86%
Savings Deposits                                             5,050      176       3.49%          4,718       158   3.35%
Savings Certificates                                        34,599    1,937       5.60%         28,065     1,599   5.70%
Large denomination certificates                              6,482      379       5.85%          6,449       328   5.09%
Securities sold under agreements to repurchase               1,810       73       4.03%             14         1   7.14%
Short-term borrowings                                           75        3       4.00%             96         3   3.13%
                                                          --------  -------       ----      ----------  --------   ----
Total interest bearing liabilities                         $60,865  $ 2,909       4.78%     $   53,577  $  2,495   4.66%
                                                          ========  =======       ====      ==========  ========   ====
Noninterest bearing liabilities:
Demand deposits                                             12,341                              11,051
Other                                                        1,563                                 654
                                                          --------                          ----------
 Total Liabilities                                          74,769                              65,282
Stockholders' equity                                         6,607                               5,686
                                                             -----                               -----

  Total liabilities and stockholders'
      equity                                              $ 81,376                          $   70,968
                                                          ========                          ==========

Net interest earnings                                               $3,317                              $ 2,970
                                                                    ======                              =======

Net interest yield  margin on average interest earning
 assets (taxable equivalent basis)                                                   4.32%                            4.44%
                                                                                     =====                            =====

Less tax equivalent adjustment                                      $  (41)                             $   (85)
                                                                    ------                              -------
Net interest income                                                 $3,276                              $ 2,885
                                                                    ======                              =======

 Net interest spread (taxable
    equivalent basis)                                                                3.33%                            3.51%
                                                                                     =====                            =====

(1) Daily average balances are calculated using the aggregate daily average balances on a monthly basis.
(2) Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(3) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(4)The yield/rate of the investment securities is computed using the amortized cost basis.

Table 6: Effect of Changes in Volume and Rate on Net Interest Earnings For the years ended December 31, (1)

                                           1997 / 1996                                       1996 / 1995
                                                               (Dollars in thousands)
                                       Increase (Decrease)                               Increase (Decrease)
                                       Due to Change In (1):                              Due to Change In (1):

                                  Volume        Rate         Total                     Volume     Rate         Total
Interest income (2):
  Loans                               $412         ($26)        $386                    $346        ($139)        $207
  Taxable securities                   454           23          477                     140           60         $200
  Non-taxable
securities                              23           (2)          21                      10            -          $10
  Federal funds sold                  (136)          14         (122)                     82          (33)        $ 49
                                     -----         ----        -----                   -----        -----         ----
    Total interest income             $753           $9         $762                    $578        ($112)        $466
                                   =======       ======      =======                  ======      =======      =======


Interest expense:
  Money Market and NOW
    accounts                           (38)         (28)         (66)                     35          (10)         25
  Savings                               11            7           18                      (4)         (13)        (17)
  Certificates                         365          (27)         338                     336           47         383
  Certificates of $100,000
    or more                              2           49           51                     (11)         (65)        (76)
  Securities sold under                                                                                             -
   agreements to repurchase             72            -           72                       1            -           1
  Short-term borrowings                  -            -            -                       -            -           -
                                     -----         ----        -----                   -----        -----         ----
    Total interest expense             412            1          413                     357          (41)        316
                                   =======       ======      =======                  ======      =======      =======

Net change in
interest
  earnings                         $   341       $    8      $   349                  $  221      $   (71)     $   150
                                   =======       ======      =======                  ======      =======      =======

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar of the changes in each.

(2)Interest income includes taxable equivalent adjustments of $41,000 in 1997 and $85,000 in 1996, which are used to adjust interest on tax exempt assets to a fully taxable basis.


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

               In 1997, the provision for loan losses was $88,000, a 5% decrease compared to the $93,000 provision for loan losses in 1996. Net loans charged-off in 1997 were $42,000 compared to $13,000 in 1996.

               Table 7 summarizes activity in the Allowance for Loan Losses and provides statistics on nonperforming assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.

Table 7:  Summary of the Allowance For Loan Losses
                Nonperforming Assets and Past Due Loans
                and Selected Loan Loss Statistics
For The Years Ended
December 31,                                                  1997          1996
(Dollars in Thousands)

Allowance for Loan Losses:
Balance, December 31
                                                            $    843      $    763
                                                            --------      --------
Charge-offs:
   Commercial                                                      0      $     36
   Real estate                                                     2             0
   Consumer                                                       47            48
                                                            --------      --------
      Total loans charged-off                                     49            84
Recoveries:
   Commercial                                                      0            42
   Real estate                                                     5            18
   Consumer                                                        2            11
                                                            --------      --------
      Total recoveries                                             7            71
Net charge-offs                                                   42            13
                                                            ========      ========
Provision for loan losses                                         88            93
                                                            --------      --------
Balance, December 31, 1997                                      $889          $843
                                                            --------      --------

Ratio of net charge-offs to average loans outstanding           0.09%         0.03%
                                                            --------      --------

Ratio of allowance for loan losses to loans at period-end       1.71%         1.83%
                                                            --------      --------


Nonperforming Assets and Loans Past Due 90 Days
   Nonaccrual loans
                                                            $     27      $     13

   Other real estate owned
                                                                 429           444
                                                            --------      --------

      Total nonperforming assets
                                                            $   456       $    457
                                                            =======       =========

   Ratio of nonperforming assets to total assets               0.55%          0.59%

   Nonaccrual loans:
      Interest income that would have been recorded
      under original terms                                  $     4       $       2
                                                            =======       =========

      Interest income recorded during the period            $     0       $       0
                                                            =======       =========

   Loans 90 days past due and still accruing                $    15       $      15
                                                            =======       =========

         A breakdown of the allowance is provided in Table 8; however, such a breakdown has not historically been maintained by the Company, and management does not believe the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated below based on the relative percent of loans in each category to total loans.

Table 8:  Allocation of the Allowance for Loan Losses

December 31,

                                             1997                                 1996
Balance at End of Period Applicable to:
                                                        Percent                              Percent
                                            Amount      of Total                 Amount     of Total
                                         --------------------------            ------------------------
Commercial                                 $ 160               18%              $     171          20%
Real estate - mortgage                       640               72%                    577          68%
Real estate - construction                    27                3%                     38           5%
Consumer                                      62                7%                     57           7%
                                         ---------------        --             --------------       --
                                          $  889              100%              $     843         100%
                                         ============         ====             ===========        ====

          At December 31, 1997 and December 31, 1996, loans on either nonaccrual status or loans past due 90 days or more and still accruing amounted to $42,000 and $28,000, respectively. At December 31, 1997, the Company had approximately $828,000 of loans that have been internally classified, and $823,000 which require more than normal attention and are potential problem loans. The Company has considered these loans in establishing the level of the allowance for loan losses. At December 31, 1996, loans that had been internally classified or which required more than normal attention and were potential problem loans were $668,000 and $699,000, respectively.

CREDIT RISK AND REGULATORY MATTERS:

               Credit risk, the risk of loss from default, is inherent in lending. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Management and the board of director of the Company believe the allowance is a reasonable estimate of potential loss exposure in the loan portfolio at year end, however, many factors affecting the ability of borrowers to repay their loans, including economic factors beyond the control of the Company or the borrowers, will impact this estimate on an ongoing basis.

               Reports of examinations furnished by state and federal banking authorities are also considered by management. Regulatory agencies periodically review the allowance for loan losses as part of their examination process and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. During 1997, regulators did not perform a regular examination of the Company or the Bank. A federal examination was conducted in the fourth quarter of 1996 for the balance sheet dated September 30, 1996. No additions to the allowance for loan losses were recommended as a result of the examination.

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

               Table 9 provides an analysis of the size, number and collateral composition of nonperforming assets at December 31, 1997.


Table 9:  Nonperforming Assets
              December 31, 1997
              (Dollars in thousands)
Nonperforming assets by dollar amount:                                                   Percent
                                       Number                                               Of
                                      of Items               Balance                   Total Dollars
                                      --------             -----------                 -------------
$400,000 and over                            -             $         -                       -
$300,000 - $400,000                          -                       -                       -
$200,000 - $300,000                          -                       -                       -
$100,000 - $200,000                          4                     429                      94%
$50,000 - $100,000                           -                       -                       -
$50,000 and under                           14                      27                       6%
                                      --------             -----------                 -------------
                                            18                    $456                     100%
                                      --------             -----------                 -------------


Nonperforming assets by collateral composition:
                                                                                   Percent
                                     Number                                           Of
                                     of Items                 Balance           Total Dollars
                                     --------               ----------          -------------
1-4 Family residential                    1                 $     127                  28%
Automobile, equipment and other           -                         -                   -
Commercial property                       -                         -                   -
Land                                      -                         -                   -
Multi-family residential                  3                       302                  66%
Uncollateralized                         14                        27                   6%
                                     --------               ----------          -------------
                                         18                      $456                 100%
                                     --------               ----------          -------------

LOAN PORTFOLIO:

                    The loan portfolio is the largest category of the Company's earning assets. Table 10 shows the type and maturity of loans outstanding as of December 31, 1997.

Table 10:  Loan Maturities
 (Dollars in
thousands)
                                                          After 1
                                          Within         but within          After
                                          1 year          5 years           5 years
                                          ------          -------           -------
Commercial                                $5,757           $2,967              $635
Real estate-mortgage                       7,570           15,875            14,331
Real estate-construction                   1,627                0                 0
Consumer                                     200            2,942               227
                                          ------          -------           -------
                                         $15,154          $21,784           $15,193


Loans maturing after 1 year with:
Fixed  interest rates                                     $14,784           $13,119
Variable interest rates                                     7,000             2,074
                                                          -------           -------
                                                          $21,784           $15,193

Table 11 includes loans collateralized by real estate at December 31, 1997. Some of these loans are included in commercial loans for purposes of Table 10.





Table 11:  Loans Collateralized By Real Estate

                                                                                  Percentage
                                                                                   of total
                                                              Amount            loan portfolio
                                                                 (Dollars in thousands)
                                                          -------------------------------------
Construction and land development                            $ 1,661                  3%
Collateralized by 1 - 4 family residential properties         18,282                 35%
Collateralized by multi-family residential properties            674                  1%
Collateralized by non-farm non-residential properties         16,122                 31%
                                                              ------
                                                             $36,739                 70%

INVESTMENT PORTFOLIO:

               The company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The investment portfolio is used to provide liquidity in the event of the withdrawal of large deposits or to satisfy unusual loan demands, and consists primarily of U.S. Treasury and government agency securities.

               Table  12  shows  the  maturities  of  investment  securities  at
December  31,1997,   and  the  weighted  average  yields  to  maturity  of  such securities:


Table 12:  Investment Securities (1)
      December 31, 1997
(Dollars in thousands)

                                 1 Year or less          2 - 4 Years          4 - 5 Years (2)       Over 5 Years (3)
                                Amount     Yield      Amount     Yield       Amount     Yield       Amount     Yield
                              ---------------------  ---------------------  ---------------------  --------------------
U.S. treasury, government
 agencies, state and political
 subdivisions                  $   5,575     5.89%    $ 13,961      6.17%    $  1,300      6.44%    $  1,028     5.84%

Other                                  -        -           65      6.00%           -         -          581     7.25%
                               ---------     ----     --------      ----     --------      ----     --------     ----
                               $   5,575     5.89%    $ 14,026      6.09%    $  1,300      6.44%    $  1,609     6.55%
                               =========     ====     ========      ====     ========      ====     ========     ====

(1)Presented on an amortized cost basis
(2)Includes $484,296 in tax exempt securities with a weighted average yield of 4.40%
(3)Includes $343,286 in tax exempt securities with a weighted average yield of 5.05%

DEPOSITS:

               The Company's deposit base includes large denomination certificates of deposit of $100,000 or more which represent approximately 11% of total deposits at December 31, 1997. The Bank pays market rates for these funds. Management of the Bank attempts to match large denomination certificates of deposit with rate-sensitive assets. At December 31, 1997, available short-term assets totaled $7,272,000.

               Table 13 presents remaining maturities of large denomination certificates ($100,000 or more) at December 31, 1997.

Table 13:  Remaining Maturities of Large Denomination Certificates
 December 31, 1997
(Dollars in thousands)

                                                       Amount
                                                       ------
Three months or less                                   $2,510
Over three through six months                           5,518
Over six through twelve months                              -
Over twelve months                                        100
                                                       ------
    Total                                              $8,128
                                                       ======

NONINTEREST  INCOME:

              Noninterest income increased $42,000 or 17% from 1997 to 1996 primarily due to an increase in charges on deposit accounts. A reimbursement for site improvements on City property due to the construction of the Bank's Colley Avenue office in Norfolk of $13,000 attributed to the 25% increase in other income.

              A comparison of noninterest income may be found in Table 14.

Table 14:  Non-interest Income
(Dollars in thousands)
For the years ended December 31,

                               1997             1996           1997over1996
                          --------------------------------------------------
Service charges                 $ 195,865       $  171,921       $ 23,944
Other income                       91,874           73,642         18,232
                                ---------       ----------       --------
                                $ 287,739       $  245,563       $ 42,176

NONINTEREST EXPENSE:

              Noninterest expense increased $106,000 or 5% from 1996 to 1997. The increase relates to additional salary expenses due to the addition of the Bank's Colley Avenue location. Also, employee benefit costs increased 18% from $165,000 in 1996 to $195,000 at December 31, 1997. Increased costs related to health benefits and the addition of an Employee's Stock Ownership Plan were the chief components of the increase at $7,000 and $12,000, respectively.
             A comparison of noninterest expense may be found in Table 15.

Table 15:  Non-interest Expense
(Dollars in thousands)
For the years ended December 31,

                                       1997        1996           1997 over/ (under) 1996
                                    --------------------------------------------------------
Salaries and employee benefits       $    1,169  $    1,046            $    123
Other                                       235         283                 (48)
Occupancy                                   165         174                  (9)
Automated services                          112         103                   9
Furniture and equipment                      95          96                  (1)
Taxes & licenses                             76          63                  13
Stationery and supplies                      56          47                   9
Director's fees                              47          39                   8
Insurance                                    35          37                  (2)
Accounting and audit                         38          40                  (2)
Marketing                                    28          22                   6
                                     ----------  ----------            --------
                                     $    2,056  $    1,950            $    106
                                     ==========  ==========            ========

INCOME TAXES:

                For the year ended December 31, 1997, the Company recognized an expense of $440,000. This represents a $222,000 increase from the $218,000 expense for 1996. See Note 11 of the Consolidated Financial Statements for additional information with respect to income taxes.

YEAR 2000 PROJECT:

         Heritage Bankshares, Inc. has undertaken a variety of measures to ensure that the Company's hardware and software systems will be century date compliant. The Company has established a project team and plan, completed a hardware and software inventory, developed an impact assessment rating and has assigned a rating to the areas identified. The company has initiated contacts with vendors for specific product compliance confirmation. Testing of these systems is expected to be completed by year-end 1998 and is not expected to result in material additional costs. The Bank has compiled a list of commercial customers who will be contacted regarding their Year 2000 readiness plans. In 1997, the Company's progress in addressing the Year 2000 issues were reviewed by the Federal Reserve Bank. Based upon the results of the impact assessment and
information  provided  by  vendors,   management  believes  that  its  plan  for
determining century date compliance is adequate and that the Company will not incur significant incremental costs to achieve compliance.

RECENT ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, or losses) in a full set of general-purpose financial statements, and is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently assessing the impact of this statement on its future financial statement presentation. However, the only known item of other comprehensive income to which this standard would apply is unrealized gains and losses on available-for-sale securities.

         FASB Statement No. 131, Disclosures about Segments of an Enterprise, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and is effective for financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographical areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         This Statement also requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprises's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprises's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. Management is currently assessing the impact of this statement on its future financial statement disclosures.

         FASB Statement No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits, revises disclosures regarding pension and other post retirement benefits and standardizes certain disclosure requirements regarding these items. This Statement is effective for fiscal years beginning after December 15, 1997. Management will assess the impact, if any, of this Statement on the Company's future disclosures.


Item 7:  FINANCIAL STATEMENTS

         The financial statements of the Company are included (with an index listing of all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

                None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On January 5, 1990, the Board of Directors voted to amend the by-laws to increase the size of the Board of Directors from 12 to 14 members. As of December 31, 1997, there were 10 directors.


         The following schedule sets forth certain information concerning the directors and executive officers of the Company.

Director's                                        Term to   Position(s) With
Name                                   Age         Expire   The Company
-------------------------------------------------------------------------------------------------------------
James A. Cummings                     55           1998     Director

Lisa F. Chandler                      43           2000     Director

F. Dudley Fulton                      49           1999     Director

Henry U. Harris, III                  46           2000     Director and Vice-Chairman of the Board

Stephen A. Johnsen                    52           2000     Director and Secretary of the Board

Robert J. Keogh                       49           1998     President; Director and President-Heritage
                                                            Bank & Trust

Peter M. Meredith, Jr.                46           1998     Director and Chairman of the Board

Gerald L .Parks                       64           1999     Director

Ross C. Reeves                        49           1999     Director

Harvey W. Roberts, III                53           1998     Director

         James A. Cummings was appointed director of the Company effective November 1992, and has served as a director of Heritage Bank & Trust since April 1992. He has served as Vice President of Southern Atlantic Label Company, Inc. since 1972.

         Lisa F. Chandler was appointed director of the Company effective August 1997. She has served as Executive Vice President of Nancy Chandler Associates, Inc. since 1992.

         F. Dudley Fulton was appointed director of the Company effective December 31, 1991, and has served as a director of Heritage Bank and Trust since 1988. He has served as President and Chief Executive Officer of Henderson and Phillips, Inc. since 1986.

         Henry U. Harris, III has been a director of the Company since November 1992 and has served as Vice-Chairman since January 1995. He has been a director of Heritage Bank & Trust since September 1990. He is the President of Virginia Investment Counselors, Inc. for ten years.

         Stephen A. Johnsen has been a director of the Company since 1988 and has served as Secretary since January 1995. He has served as a director of Heritage Bank & Trust since 1984. Mr. Johnsen has been the President of Flagship Group, LTD since 1984.

         Robert J. Keogh is President and Chief Executive Officer of the Company. He has served as President and a director of Heritage Bank & Trust since August 1988. He previously was a Senior Vice President of First American Bank of Virginia from December 1983 to August 1988.

         Peter M. Meredith, Jr. was elected as a director of the Company in November 1992 and has served as Chairman since January 1995. He has served as a director of Heritage Bank & Trust since September 1991. He had been the President of Meredith Construction Company, Inc. for several years and currently serves as Chairman and Chief Executive Officer.

         Gerald L. Parks has been a director of the Company since 1987 and has served as a director of Heritage Bank & Trust since its inception. He had been President of Capes Shipping Agencies, Inc. for several years, and is now serving as Chairman of the Board of Directors.

         Ross C. Reeves was elected as a director of the Company in February 1994. He has been a member of the law firm of Willcox & Savage, P.C. since 1982.

         Harvey W. Roberts, III was elected as a director of the Company in January 1993. Mr. Roberts has been a senior partner in the accounting firm of Roberts and Speece, P.L.C Certified Public Accountants for over twenty years.

Item 10.  EXECUTIVE COMPENSATION

1.  CASH COMPENSATION:

         Set forth below is information concerning the compensation paid to the Company's executive officer.

Summary Compensation table
Annual Compensation (1)

                                                                                    Director's
Name and Principal Position                 Year         Salary         Bonus          Fees       Options (2)
---------------------------------------------------------------------------------------------------------------
Robert J. Keogh
 President & Chief Executive Officer        1997       $ 94,725       $ 34,800   $ 4,800
                                            1996       $ 93,450       $ 23,700   $ 4,800
                                            1995       $ 93,000       $ 14,000   $ 2,400             36,000

(1)No compensation earnined in either year was deferred.
(2)During 1995 options were granted to purchase common stock of the Company at the option price ranging from $6.50 per share to $9.50 per share. See "Compensation Pursuant to Plans". 5,600 shares were exercised by Mr. Keogh in 1997.

2.  COMPENSATION PURSUANT TO PLANS:

EMPLOYEE STOCK OPTION PLAN

         As  of  December  31,  1997,   stock  options  for  99,850  shares  are
outstanding and, of these shares, 67,913 are exercisable. Options are granted and are exercisable at option prices ranging from $4.60 to $9.50 per share. See disclosures regarding stock option plans in Note 10 to the Consolidated Financial Statements.

DEFERRED COMPENSATION AND RETIREMENT ARRANGEMENTS

         In 1985, Heritage Bank & Trust entered into deferred compensation and retirement arrangements with seven directors and one officer. Each participant is fully vested. The Company's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active service or employment.

         Upon reaching age 70, each participant will receive a retirement benefit ranging from $391 to $3,355 per month for each of the next 120 months. If the participant dies prior to reaching age 70, his beneficiary will begin receiving the monthly retirement benefits. The bank has purchased life insurance contracts in order to fund the expected liabilities under the deferred compensation arrangements. As of December 31, 1997, Heritage Bank & Trust had accrued $208,239 to reflect the anticipated liability.

         In 1990, Robert J. Keogh, President of Heritage Bank & Trust, became a participant in the Heritage Bank & Trust Executive Security Plan. In the event Mr. Keogh dies prior to age 65, his beneficiary will receive monthly payments of $4,167 for each of the next 180 months. Upon his retirement at age 65, Mr. Keogh will receive $4,167 per month for each of the next 180 months or until his death, and thereafter other beneficiaries will receive such retirement benefits. Heritage Bank & Trust funds this obligation through a life insurance contract. Heritage Bank & Trust had accrued $61,756 as of December 31, 1997 to reflect the anticipated liability.

         Effective January 1, 1984, the Board of Directors adopted an Employee's Stock Bonus Plan and Trust (the "ESOP"). The ESOP covered substantially all employees, whereby funds contributed were used to purchase outstanding common stock of the Company. Contributions were allocated to the participants based on the employee/participant's annual compensation. Employee participants in the ESOP included all employees who have reached the age of 21 and have completed one year of service (1,000 hours), beginning with the effective date of the ESOP. Benefits were payable upon separation from service or upon retirement, disability or death. Employees are 30% vested with respect to the benefits under the ESOP in three years and the vested percentage was increased annually, reaching 100% after seven years. Participants were automatically 100% vested in the ESOP upon reaching age 65, death or disability. Participants vote all shares allocated to their respective accounts and the trustees of the ESOP vote any unallocated shares. The Board of Directors of the Company has the right to amend or terminate the ESOP and trust at any time. The Company made no contribution to the plan for years ending December 31, 1997 and 1996. In October of 1995, the trustees of the ESOP voted to terminate the plan and the participants in the plan were notified of their options concerning distribution of their shares in the plan in accordance with the terms of the ESOP and applicable law. At December 31, 1997, 25,761 of the 25,934 shares in the plan had been distributed.

         Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401K"). The Company may contribute cash to the 401K annually, as determined each year by the Board of Directors. Contributions to the 401K are allocated to its participants based on the employee/participant's contributions to the plan. Eligible participants in the 401K include all employees who have completed six months of service (500 hours) beginning with the effective date of the 401K. Benefits will be payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the 401K in two years and the vested percentage is increased annually, reaching 100% after six years. Participants are automatically 100% vested in the 401K upon reaching age 65, death or disability. The Company has the right to amend or terminate the 401K. The Company expensed $36,000 and $28,000 for plan contributions for the years ended December 31, 1997 and 1996, respectively.

         Effective January 1, 1997, the Board of Directors adopted an Employee's Stock Ownership Plan (the "ESOP"). The ESOP covers substantially all employees, whereby funds contributed are used to purchase outstanding common stock of the Company. Contributions are allocated to the participants based on the employee/participant's annual compensation. Employee participants in the ESOP includes all employees who have completed six months of service beginning with the effective date of the ESOP. Benefits are payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the ESOP in three years and the vested percentage increases annually, reaching 100% after seven years. Participants are automatically 100% vested in the ESOP upon reaching age 65, death or disability. Participants vote all shares allocated to their respective accounts and the trustees of the ESOP vote any unallocated shares. The Board of Directors of the Company has the right to amend or terminate the ESOP at any time. The Company expensed $12,000 for plan contributions for the year ended December 31, 1997.

COMPENSATION OF DIRECTORS:

         Directors of the Company and Directors of Heritage Bank & Trust receive $400 for each Board of Directors' meeting attended and $100 for each committee meeting attended.




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

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS
                                                                     PERCENT OF
NAME OF INDIVIDUAL                           SHARES                    CLASS


James A.Cummings                           5,138 (1)                    0.64%
2073 Thomas Bishop Lane
Virginia Beach, VA  23454 USA

Lisa F. Chandler                             200 (2)                    0.03%
6127 Studeley Avenue
Norfolk, VA  USA  23508

F. Dudley Fulton                           2,700                        0.34%
5306 Lakeside Avenue
Virginia Beach, VA  23451 USA

Henry U. Harris, III                      26,405  (3)                   3.31%
1503 North Shore Road
Norfolk, VA  23505 USA

Stephen A. Johnsen                         1,968                        0.25%
401 College Place
Norfolk, VA  23510 USA

Robert J. Keogh                            8,748 (4)                    1.10%
6146 Sylvan Street
Norfolk, VA  23508 USA

Peter M. Meredith, Jr.                    36,950 (5)                    4.64%
5320 Edgewater Drive
Norfolk, VA  23508 USA

Gerald L. Parks                            5,195 (6)                    0.65%
27307 Evergreen Lane
Harborton, VA  23389  USA

Ross C. Reeves                             4,142 (7)                    0.52%
1068 Algonquin Road
Norfolk, VA  23505 USA

Harvey W. Roberts, III                    29,079 (8)                    3.65%
7612 North Shore Road
Norfolk, VA  23505 USA

Directors and Executive Officers as a
     group (10 persons)                  120,525                       15.12%

(1) Includes 1,500 shares owned jointly with his wife. Also includes 1,766 shares owned by Scott & Stringfellow for Mr. Cummings.
(2) Shares owned jointly with her husband.
(3) Includes 3,555 shares owned by his wife. Also includes 4,249 shares held as custodian for others and 3,700 shares held in trust.
(4) Includes 1,335 shares owned jointly with his wife. Also includes 2,051 shares owned by Scott & Stringfellow as an IRA for Mr. Keogh. Does not include 38,100 shares that may be acquired by Mr. Keogh pursuant to the Stock Option Plan for key employees of the Company. See "Compensation Pursuant to Plans." If such shares were included, Mr. Keogh would own 5.89% of the outstanding shares.
(5) Includes 10,960 shares held as Meredith Realty Company, L.L.C., 9,455 shares held as Pomar Holding, L.L.C. and 3,000 shares held as Meredith Realty Associates. Also includes 8,203 shares owned by Davenport & Company for Mr. Meredith.
(6) Includes 4,614 shares owned jointly with his wife.
(7) Includes 3,142 shares held as custodian for others.
(8) Includes 15,455 shares owned by his wife and 3,000 shares owned jointly with his wife. Also includes 2,112 shares owned by Scott & Stringfellow consisting of 257 shares as an IRA for Roberts & Speece, CPA, P.L.C. and 1,825 owned for Mr. Roberts.



ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Many directors of the Company and Heritage Bank & Trust and their associates, including firms and corporations of which they are officers or directors; or in which they and their immediate families have a substantial interest, are customers of Heritage Bank & Trust. As such, they have had transactions with the bank, including loans made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable loans to other parties. Such loans have not involved more than the normal risk of collectibility or other unfavorable features. See related party loan and deposit disclosures in Note 13 of the Consolidated Financial Statements.

         Heritage Bank & Trust occupies 7,581 square feet of space in a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership, which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of Heritage Bank & Trust own an aggregate of approximately 34% of the partnership interests. IBV Partners, L.P. and Heritage Bank & Trust entered into a lease in December 1986 which was modified in December 1996. See disclosures regarding the lease commitment in
Note 12 of the Consolidated Financial Statements.

         The Company and Heritage Bank & Trust purchase various types of business insurance through the Flagship Group LTD, of which Stephen A. Johnsen is President. Mr. Johnsen is a director and Secretary of the Company. Insurance premiums paid to the Flagship Group LTD as agent for commercial insurance providers was $21,661 during 1997. The Bank has also sold securities to the
Flagship Group LTD under agreements to repurchase, which constitute approximately 91% of the securities sold under agreements to repurchase at December 31, 1997. See Note 9 of the Consolidated Financial Statements for additional information.

         Heritage Bank & Trust has retained the law firm of Willcox & Savage, P.C. in connection with certain legal representations and expects to continue to do so in the future. Ross c. Reeves, a director of the Company is an attorney in the law firm. Fees paid to Willcox & Savage, P.C. by Heritage Bank & Trust was $2,118 in 1997.

PART IV

Item 13:  EXHIBITS AND REPORTS ON FORM 8-K

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

            10.6     Employee's Stock Ownership Plan (filed herewith).

(B)   Reports on Form 8-K

No reports were filed on Form 8-K during the year ended December 31, 1997.

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

                                  Heritage Bankshares, Inc.
                                    (Registrant)

Date:  March 25,1998                  by /s/ Robert J. Keogh
                                        ----------------------------------------
                                        Robert J. Keogh, President and Chief
                                        Executive Officer

                                      by /s/ Peter M. Meredith, Jr.
                                        ----------------------------------------
                                        Peter M. Meredith, Jr., Chairman of the
                                        Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1998.

SIGNATURES

/s/ Peter M. Meredith, Jr.
-------------------------------------
Peter M. Meredith, Jr.
Chairman of the Board of Directors

/s/ Robert J. Keogh
-------------------------------------
Robert J. Keogh
President and Chief Executive Officer & Director

/s/ Henry U. Harris, III
-------------------------------------
Henry U. Harris, III
Vice-Chairman of the Board of Directors

/s/ Stephen A. Johnsen
-------------------------------------
Stephen A. Johnsen
Secretary of the Board of Directors

/s/ Lisa F. Chandler
--------------------------------------
Lisa F. Chandler
Director

/s/ James A. Cummings
-------------------------------------
James A. Cummings
Director

/s/ F. Dudley Fulton
-------------------------------------
F. Dudley Fulton
Director

/s/ Gerald L. Parks
-------------------------------------
Gerald L. Parks
Director

/s/ Ross C. Reeves
-------------------------------------
Ross C. Reeves
Director

/s/ Harvey W. Roberts, III
-------------------------------------
Harvey W. Roberts, III
Director

                                             HERITAGE BANKSHARES, INC.
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page

Report of Independent Accountants                                         1


Financial Statements:

     Consolidated Balance Sheets                                          2

     Consolidated Statements of  Income                                   3

     Consolidated Statements of Stockholders' Equity                      4

     Consolidated Statements of Cash Flows                                5

     Notes to Consolidated Financial Statements                           6

                                                     Consolidated
                                                     Financial Statements
                                                     Years Ended December 31,
                                                     1997 and 1996












                            HERITAGE BANKSHARES, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Heritage Bankshares, Inc.
Norfolk, Virginia


           We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goodman & Company, L.L.P.


One Commercial Place
Norfolk, Virginia
January 30, 1998

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS



December 31,                                                                    1997                  1996
--------------------------------------------------------------------------------------------------------------------
                                ASSETS

Cash and due from banks                                                  $         4,019,169    $         3,068,651
Federal funds sold                                                                 1,697,207              5,925,000
Securities available for sale                                                     15,729,585             14,367,024
Securities held to maturity                                                        6,865,595              5,829,535
Loans, net                                                                        51,241,833             45,259,390
Accrued interest receivable                                                          692,488                535,172
Other real estate owned                                                              428,500                443,731
Premises and equipment, net                                                        1,328,297                582,971
Other assets                                                                         998,846                834,332
                                                                        --------------------------------------------

                                                                         $        83,001,520    $        76,845,806
                                                                        ============================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest bearing deposits                                        $        12,902,336    $        12,498,845
     Interest-bearing deposits                                                    59,894,701             55,927,746
                                                                        --------------------------------------------
                                                                                  72,797,037             68,426,591
Securities sold under agreements to repurchase                                     1,945,212              1,349,091
Short-term borrowings                                                                 52,248                130,552
Accrued interest payable                                                             342,306                290,583
Other liabilities                                                                    783,971                537,214
                                                                        --------------------------------------------
                                                                                  75,920,774             70,734,031
                                                                        --------------------------------------------

Stockholders' equity:
     Common stock, $5 par value - authorized
              3,000,000 shares; issued and outstanding:
                   1997 - 795,050 shares; 1996 - 784,150 shares                    3,975,250              3,920,750
     Additional paid-in capital                                                     (360,790)              (380,330)
     Retained earnings                                                             3,409,668              2,539,941
     Unrealized appreciation on securities
         available for sale                                                           56,618                 31,414
                                                                        --------------------------------------------
                                                                                   7,080,746              6,111,775
                                                                        --------------------------------------------

                                                                         $        83,001,520    $        76,845,806
                                                                        ============================================



                                  The notes to consolidated financial statements
                                      are an integral part of this statement.


HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME



Years Ended December 31,                                                              1997                1996
-----------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                                 $       4,490,735    $       4,064,107
                                                                               ----------------------------------------
     Interest on investment securities:
         Available for sale                                                               912,280              507,245
         Held to maturity                                                                 448,749              352,626
                                                                               ----------------------------------------
                                                                                        1,361,029              859,871
                                                                               ----------------------------------------

     Interest on federal funds sold                                                       333,650              456,299
                                                                               ----------------------------------------
             Total interest income                                                      6,185,414            5,380,277
                                                                               ----------------------------------------

Interest expense:
     Interest on deposits                                                               2,832,417            2,491,616
     Interest on short-term borrowings                                                     76,247                3,104
                                                                               ----------------------------------------
            Total interest expense                                                      2,908,664            2,494,720
                                                                               ----------------------------------------

               Net interest income                                                      3,276,750            2,885,557

Provision for loan losses                                                                  88,333               92,935
                                                                               ----------------------------------------

            Net interest income after provision for loan losses                         3,188,417            2,792,622
                                                                               ----------------------------------------

Noninterest income:
     Services charges                                                                     195,865              171,921
     Other                                                                                 91,874               73,642
                                                                               ----------------------------------------
                                                                                          287,739              245,563
                                                                               ----------------------------------------

Noninterest expense:
     Salaries and employee benefits                                                     1,169,148            1,045,502
     Other                                                                                439,739              467,024
     Occupancy expenses                                                                   164,786              174,276
     Automated services                                                                   112,003              103,265
     Furniture and equipment expense                                                       94,746               95,997
     Taxes & licenses                                                                      76,018               63,642
                                                                               ----------------------------------------
                                                                                        2,056,440            1,949,706
                                                                               ----------------------------------------

Income before income taxes                                                              1,419,716            1,088,479

Income tax expense                                                                        439,746              218,021
                                                                               ----------------------------------------

Net income                                                                      $         979,970    $         870,458
                                                                               ========================================

Earnings per common share - basic                                               $            1.24    $            1.11
                                                                               ========================================

Earnings per common share - assuming dilution                                   $            1.17    $            1.09
                                                                               ========================================



                                    The notes to consolidated financial statements
                                       are an integral part of this statement.


HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended December 31, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Net Unrealized
                                                                                                       Appreciation
                                                                        Additional                    (Depreciation)
                                                    Common Stock         Paid-in        Retained      on Securities
                                           -------------------------
                                             Shares       Amount         Capital        Earnings    Available-for-Sale  Total
                                           ----------  -------------  -------------  --------------  ------------  ---------------

Balance, December 31, 1995                   784,150    $ 3,920,750    $  (380,330)   $  1,763,581    $   34,076    $   5,338,077

Net changes in unrealized depreciation
     on securities available-for-sale,
     net of applicable income taxes
             of $1,371                             0              0              0               0        (2,662)          (2,662)

Net income for 1996                                0              0              0         870,458             0          870,458

Less: Dividends paid in 1996                       0              0              0         (94,098)            0          (94,098)
                                           ---------------------------------------------------------------------------------------

Balance, December 31, 1996                   784,150      3,920,750       (380,330)      2,539,941        31,414        6,111,775


Stock options exercised in 1997               10,900         54,500         19,540               0             0           74,040

Net changes in unrealized appreciation
     (depreciation) on securities
     available-for-sale, net of applicable
     income taxes of $14,384                       0              0              0               0        25,204           25,204

Net income for 1997                                0              0              0         979,970             0          979,970

Less:  Dividends paid in 1997                      0              0              0        (110,243)            0         (110,243)
                                           ---------------------------------------------------------------------------------------

Balance, December 31, 1997                   795,050    $ 3,975,250    $  (360,790)   $  3,409,668    $   56,618    $   7,080,746
                                           =======================================================================================



                                          The notes to consolidated financial statements
                                              are an integral part of this statement.


HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS



Years Ended December 31,                                                                           1997                1996
-----------------------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income                                                                              $        979,970     $        870,458
     Adjustments to reconcile to net cash
         provided by operating activities:
         Provision for loan losses                                                                     88,333               92,937
         Provision for losses on real estate owned                                                     15,231               70,644
         Provision for depreciation and amortization                                                   71,226               78,344
         Amortization of investment security premiums,
            net of discounts                                                                            8,065                 (270)
         Deferred loan origination fees, net of costs                                                 (15,604)              (2,479)
         Changes in:
            Interest receivable                                                                      (157,316)            (107,515)
            Interest payable                                                                           51,723               34,979
            Other assets                                                                             (178,898)             (90,385)
            Other liabilities                                                                         246,757              (34,127)
                                                                                           ----------------------------------------
                Net cash provided by operating activities                                           1,109,487              912,586
                                                                                           ----------------------------------------

Investing activities:
     Proceeds from maturities of available-for-sale securities                                      2,669,820            1,599,270
     Proceeds from maturities of held-to-maturity securities                                        2,625,314            3,970,805
     Purchases of available-for-sale securities                                                    (3,993,939)         (10,263,221)
     Purchases of held-to-maturity securities                                                      (3,668,293)          (2,500,143)
     Loan originations, net of principal repayments                                                (6,055,172)          (2,330,635)
     Proceeds from condemnation of land                                                                 9,503                    0
     Purchases of premises and equipment                                                             (826,055)             (31,091)
                                                                                           ----------------------------------------
                Net cash used by investing activities                                              (9,238,822)          (9,555,015)
                                                                                           ----------------------------------------

Financing activities:
     Net decrease in demand deposits,
         NOW accounts and savings accounts                                                            (92,597)            (165,433)
     Net increase in certificates of deposit                                                        4,463,043            7,538,558
     Net increase in securities sold under agreements to repurchase                                   596,121            1,349,091
     Net increase (decrease) in short-term borrowings                                                 (78,304)              64,125
     Net proceeds from exercise of stock options                                                       74,040                    0
     Cash dividends paid                                                                             (110,243)             (94,098)
                                                                                           ----------------------------------------
                Net cash provided by financing activities                                           4,852,060            8,692,243
                                                                                           ----------------------------------------

Increase (decrease) in cash and cash equivalents                                                   (3,277,275)              49,814

Cash and cash equivalents at beginning of year                                                      8,993,651            8,943,837
                                                                                           ----------------------------------------

Cash and cash equivalents at end of year                                                     $      5,716,376     $      8,993,651
                                                                                           ========================================

Supplemental schedules and cash flow information:

     Cash paid for:
         Interest on deposits and other borrowings                                         $        2,856,941   $        2,459,741
                                                                                           ========================================

         Income taxes                                                                      $          279,922   $          244,583
                                                                                           ========================================




                                          The notes to consolidated financial statements
                                             are an integral part of this statement.

                                                                                                                              F- 5

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BUSINESS

           Heritage Bankshares, Inc. (the "Company") was organized under the laws of the Commonwealth of Virginia in 1983. The Company has four wholly-owned subsidiaries, including one bank: Heritage Bank & Trust (the "Bank") with four full service branches in Norfolk and Chesapeake, Virginia. The Company's other subsidiaries are IBV Real Estate Holdings, Inc., a Virginia corporation, Sentinel Title Services, Inc., a Virginia corporation, and Sentinel Trust Services, L.L.C., a Virginia limited liability company. The Bank is a state-chartered bank and a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

           The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. Its principal banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks, bank money orders; issuing letters of credit; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations, and mortgage-backed and state and municipal securities.

           IBV Real Estate Holdings, Inc. was formed in December, 1986. Presently, its only business is owning a 1% general partnership interest in IBV Partners, L.P., the lessor of office space to Heritage Bank and Trust in Chesapeake, Virginia.

           Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. are wholly-owned subsidiaries, which own an interest in providers of title and trust services. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. The Company's strategic relationship with these entities provides the Bank with the ability to provide title and trust services to its customers.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Statement Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiaries, Heritage Bank and Trust and IBV Real Estate Holdings, Inc., Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.



                         (Notes continued on next page)

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

        Premiums and discounts are recognized in interest income using the interest method over the period to maturity on held-to-maturity and available-for-sale securities. Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities, if any, result in write-downs of the individual securities to fair value. Gains and losses are determined using the specific-identification method.

        Loans

        Loans are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment to yield on the respective loans.

        Allowance for Loan Losses

        The Bank accounts for loan losses in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Under the standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.



                         (Notes continued on next page)

        The adequacy of the allowance for loan losses is periodically evaluated by the Bank, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Bank's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

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

        When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

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

        Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

        While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.




                         (Notes continued on next page)

        Other Real Estate Owned

        Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Bank receives physical possession of the debtor's assets. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell. Upon transfer of a loan to foreclosed status, an appraisal is obtained and any excess of the loan balance over the fair value less estimated costs to sell is charged against the provision for credit losses. Revenues and expenses, and subsequent adjustments to fair value less estimated costs to sell are classified as an expense for other real estate owned.

        Restructured Loans

        Loans are considered troubled debt restructurings under FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, if for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the Bank would not have otherwise considered. The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

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


                         (Notes continued on next page)

        Income Taxes

        The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled, and the deferred tax asset or liability created by the difference in fair value and amortized cost of available-for-sale securities.

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


                         (Notes continued on next page)

        Earnings per Share

        The Company adopted FASB Statement No. 128, Earnings Per Share, on December 31, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). This Statement supersedes standards previously set in APB Opinion No. 15, Earnings Per Share. FASB 128 requires dual presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. In accordance with the requirements of this Statement, all prior period EPS data have been restated to reflect the change in reporting requirements.

        Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

        Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform them to the current year's presentation.


NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.
           (PARENT COMPANY ONLY)

        The financial position, results of operations and cash flows of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

                                                                                           December 31,
                                                                                ------------------------------------
Condensed Balance Sheets
Assets                                                                               1997                    1996
                                                                               ------------------------------------
Cash on deposit with Heritage Bank and Trust                                   $     39,$20            $      8,615
Investment in Heritage Bank and Trust                                             6,720,165               5,918,242
Investment in non-bank subsidiaries                                                 217,549                 132,549
Premises and equipment                                                               11,755                  19,951
Other assets                                                                        509,498                 245,034
                                                                               ------------------------------------

        Total assets                                                           $  7,498,887            $  6,324,391
                                                                               ====================================


Liabilities and Stockholders' Equity

Other liabilities                                                              $    418,140            $    212,616
Common stock                                                                      3,975,250               3,920,750
Additional paid-in capital                                                         (360,790)               (380,330)
Retained earnings                                                                 3,409,669               2,539,941
Unrealized appreciation on securities available for sale                             56,618                  31,414
                                                                               ------------------------------------

        Total liabilities and stockholders' equity                             $  7,498,887            $  6,324,391
                                                                               ====================================

                                          (Notes continued on next page)

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.
           (PARENT COMPANY ONLY) (Continued)


                                                                                     Years Ended December 31,
                                                                                ------------------------------------
Condensed Statements of Income                                                       1997                   1996
                                                                                ------------------------------------
Income:
   Dividends from subsidiary bank                                              $    195,243            $    109,098
   Other                                                                             12,759                  12,000
                                                                                -----------------------------------
                                                                                    208,002                 121,098
Expenses:
   Other                                                                             27,443                  24,991
                                                                                -----------------------------------

Income before income taxes and equity in undistributed net income of
     subsidiaries                                                                   180,559                  96,107
Applicable income tax benefit                                                        22,693                   4,976
                                                                                -----------------------------------

Income before equity in undistributed net income of subsidiaries                    203,252                 101,083

Equity in undistributed net income of subsidiaries                                  776,718                 769,375
                                                                                -----------------------------------

        Net income                                                             $    979,970            $    870,458
                                                                               ====================================


                                                                                     Years Ended December 31,
                                                                                -----------------------------------
Condensed Statements of Cash Flows                                                  1997                   1996
                                                                                -----------------------------------

Operating activities:
Net income                                                                     $    979,970            $    870,458
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation                                                                       8,196                   8,196
   Undistributed net income of subsidiaries                                        (776,718)               (769,375)
   Changes in:
      Other assets                                                                 (264,464)                (37,292)
      Other liabilities                                                             205,524                 (21,614)
                                                                                -----------------------------------
Net cash provided by operating activities                                           152,508                  50,373
                                                                                -----------------------------------



                         (Notes continued on next page)

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)


Investing activities:
   Investment in Sentinel Trust Services, L.L.C.                                    (85,000)                 15,000
                                                                                -----------------------------------
Financing activities:
Net proceeds from exercise of stock options                                          74,040                    -
Cash dividends paid                                                                (110,243)                (94,098)
                                                                                -----------------------------------

Net cash used by financing activities                                               (36,203)                (94,098)
                                                                                -----------------------------------


Net increase (decrease) in cash and cash equivalents                                 31,305                 (58,725)

Cash and cash equivalents at beginning of year                                        8,615                  67,340
                                                                                -----------------------------------

Cash and cash equivalents at end of year                                       $     39,920            $      8,615
                                                                                -----------------------------------

        Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to Federal Regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 1997, dividends from the Bank to the Company are limited to approximately $2,232,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust's stockholder's equity. At December 31, 1997, such maximum amount available is approximately $672,000.


NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

        The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $710,000 for the year ended December 31, 1997, with the average reserve requirement for the same period being approximately $432,000. On December 31, 1997, the reserve balance was approximately $707,000.







                         (Notes continued on next page)

NOTE 5 - SECURITIES

        Securities at December 31, 1997 and 1996 are as follows:

                                                                    Gross         Gross
                                                    Amortized     Unrealized    Unrealized    Estimated
                                                      Cost          Gains         Losses      Fair Value
                                                   -----------   -----------   -----------   -----------
December 31, 1997:
   Securities available for sale:
     U.S. Treasury                                 $ 9,997,043   $    50,198   $       121   $10,047,120
     U.S. government agencies                        4,817,324        25,776         2,359     4,840,741
     Mortgage-backed securities                        829,433        13,082           791       841,724
                                                   -----------   -----------   -----------   -----------

                                                   $15,643,800   $    89,056   $     3,271   $15,729,585
                                                   ===========   ===========   ===========   ===========


   Securities held to maturity:
     U.S. Treasury                                 $ 2,233,944   $    17,934   $      --     $ 2,251,878
     U.S. government agencies                        2,702,120        14,178           554     2,715,744
     Mortgage-backed securities                        455,649          --           1,327       454,322
     States and political
        subdivisions                                   827,582        15,457          --         843,039
     Other                                             646,300          --            --         646,300
                                                   -----------   -----------   -----------   -----------

                                                   $ 6,865,595   $    47,569   $     1,881   $ 6,911,283
                                                   ===========   ===========   ===========   ===========

December 31, 1996:
   Securities available for sale
     U.S. Treasury                                 $10,495,374   $    29,182   $     7,148   $10,517,408
     U.S. government agencies                        3,025,362        26,295         7,341     3,044,316
     Mortgage-backed securities                        800,091         6,965         1,756       805,300
                                                   -----------   -----------   -----------   -----------

                                                   $14,320,827   $    62,442   $    16,245   $14,367,024
                                                   ===========   ===========   ===========   ===========

   Securities held to maturity:
     U.S. Treasury                                 $ 1,732,665   $     3,039   $     2,134   $ 1,733,570
     U.S. government agencies                        1,999,226         5,362           723     2,003,865
     Mortgage-backed securities                      1,340,585          --           9,651     1,330,934
     States and political
        subdivisions                                   490,359           197          --         490,556
     Other                                             266,700          --            --         266,700
                                                   -----------   -----------   -----------   -----------

                                                   $ 5,829,535   $     8,598   $    12,508   $ 5,825,625
                                                   ===========   ===========   ===========   ===========



                         (Notes continued on next page)

          Investment securities having carrying values of $4,363,566 and $3,902,828 at December 31, 1997 and 1996, respectively, are pledged to secure deposits of the U.S. Government and the Commonwealth of Virginia. The estimated fair values of these securities were $4,395,129 and $3,904,806 at December 31, 1997 and 1996, respectively.

          The amoritized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 1997 are as follows:

                                              Securities Held to Maturity        Securities Available for Sale
                                              ---------------------------        -----------------------------
                                               Amortized         Estimated        Amortized           Estimated
                                                  Cost           Fair Value          Cost             Fair Value
                                               ---------         ---------        ---------           ---------
     Due in one year or less                 $ 1,018,998         $1,018,938       $4,556,046          $4,559,909
     Due from one year to five years           4,766,880          4,803,656       10,558,544          10,633,990
     Due from five years to ten years                -                -               92,435              94,556
     Due after ten years                       1,079,717          1,088,689          436,775             441,130
                                             -----------         ----------       ----------          ----------
                                             $ 6,865,595         $6,911,283       $15,643,800         $15,729,585
                                             ===========         ==========       ===========         ===========


NOTE 6 - LOANS

     Loans consist of the following:

                                                                                              December 31,
                                                                                -----------------------------------
                                                                                    1997                      1996
                                                                               ------------            ------------
        Gross loans:
           Commercial                                                          $  9,359,223            $  9,334,870
           Real estate - mortgage                                                37,775,710              31,551,386
           Real estate - construction                                             1,626,634               2,083,717
           Installment and consumer loans                                         3,369,650               3,132,132
                                                                               ------------            ------------
              Total gross loans                                                  52,131,217              46,102,105

           Less - allowance for loan losses                                        (889,384)               (842,715)
                                                                               ------------            ------------

              Loans, net                                                       $ 51,241,833            $ 45,259,390
                                                                               ============            ============

        A summary of the activity in the allowance for loan losses account is as follows:

                                                                                      Years Ended December 31,
                                                                                -----------------------------------
                                                                                   1997                    1996
                                                                               ------------            ------------
           Balance, beginning of year                                          $    842,715            $    763,318
           Provision charged to operations                                           88,333                  92,935
           Loans charged-off                                                        (48,690)                (84,239)
           Recoveries                                                                 7,026                  70,702
                                                                               ------------            ------------

              Balance, end of year                                             $    889,384            $    842,715
                                                                               ============            ============

                         (Notes continued on next page)

                                      F-15

         Loans on which the accrual of interest has been discontinued amount to $26,866 and $12,550 at December 31, 1997 and 1996, respectively. If interest on these loans had been accrued, such income would have approximated $3,545 and $2,000 for 1997 and 1996, respectively. No interest income was recognized or received on these loans in 1997 and 1996.


NOTE 7 - PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:

                                                                                           December 31,
                                                                                -----------------------------------
                                                                                    1997                   1996
                                                                               ------------            ------------
               Land and improvements                                           $    252,829            $    161,168
               Buildings                                                          1,166,522                 673,631
               Leasehold improvements                                                 7,951                   7,951
               Equipment, furniture and fixtures                                  1,182,723                 994,434
                                                                               ------------            ------------
                                                                                  2,610,025               1,837,184
               Less - accumulated depreciation                                   (1,281,728)             (1,254,213)
                                                                               ------------            ------------

                                                                               $  1,328,297            $    582,971
                                                                               ============            ============

         Depreciation  charged to operating expense for the years ended December
31, 1997 and 1996 was $71,226 and $78,344, respectively.


NOTE 8 - DEPOSITS

         Interest bearing deposits consist of the following:

                                                                                             December 31,
                                                                                -----------------------------------
                                                                                   1997                     1996
                                                                               ------------            ------------
           Money Market and NOW account deposits                               $ 11,870,772            $ 12,278,300
           Savings deposits                                                       4,587,008               4,675,568
           Certificates of deposit $100,000 and over                              8,128,297               6,727,894
           Other time deposits                                                   35,308,624              32,245,984
                                                                               ------------            ------------

                                                                               $  59,894,701           $ 55,927,746
                                                                               =============           ============

         At  December  31,  1997 and  1996,  the  scheduled  maturities  of time deposits are as follows:
                                                                                    1997                   1996
                                                                               ------------            ------------
           Maturing in less than one year                                      $ 37,195,696            $ 31,506,878
           Maturing in more than a year, but less than five years                 6,241,225               7,467,000
                                                                               ------------            ------------

                                                                               $ 43,436,921            $ 38,973,878
                                                                              =====================================


                         (Notes continued on next page)

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
BORROWINGS

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                            December 31,
                                                                                -----------------------------------
                                                                                   1997                   1996
                                                                               ------------            ------------
           Average balance during the year                                     $  1,809,640            $     14,308
                                                                                ============           ============
           Average interest rate during the year                                       4.05%                   4.36%
                                                                                ===========            ============
           Maximum month end balance during the year                           $  2,555,645            $  1,349,091
                                                                                ===========            ============

        Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

        The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5.9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential, real estate loans. As of December 31, 1997, the Bank had not borrowed any amounts on this line of credit.


NOTE 10 - STOCK COMPENSATION PLANS

        At December 31, 1997, the Bank has fixed stock compensation plans for its officers. The Bank applies Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

        All options have ten year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted. The following is a summary of the Bank's stock option activity, and related information for the years ended December 31,:

                                                           1997                                 1996
                                               ---------------------------            -------------------------
                                                                 Weighted-                            Weighted-
                                                                  Average                              Average
                                                                 Exercise                              Exercise
                                                  Options          Price               Options           Price
                                                  -------          -----               -------           -----
Outstanding - Beginning of year                   110,750          $7.39               110,750           $7.39
Granted                                                 -                -                   -               -
Exercised                                         (10,900)         6.79                      -               -
Forfeited                                               -                -                 -                 -
                                                  -------          -----               -------           -----
Outstanding - End of year                          99,850         $7.45                110,750           $7.39
                                                  =======         =====                =======           =====
Exercisable - End of year                          67,913           $6.87              61,875            $6.47
                                                  =======         =====                =======           =====

                         (Notes continued on next page)

NOTE 11 - INCOME TAXES

        The principal components of income tax expense are as follows:

                                                                                       Years Ended December 31,
                                                                                -----------------------------------
                                                                                    1997                   1996
                                                                               ------------            ------------
        Federal income tax expense - current                                   $    479,492            $    222,599

        Deferred federal income tax expense (benefit)                               (39,758)                  4,578
                                                                               ------------            ------------

        Income tax expense                                                     $    439,746            $    218,021
                                                                               ============            ============

        Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:


                                                                                       Years Ended December 31,
                                                                                -----------------------------------
                                                                                    1997                   1996
                                                                               ------------            ------------
        Federal income tax expense - at statutory rate                         $    459,276            $    370,083
        Tax effect of:
           Tax exempt interest                                                      (21,003)                (49,475)
           Exercised stock options                                                   20,228                       -
           Other                                                                    (18,755)                 (5,112)
           Change in valuation allowance                                                  -                 (97,475)
                                                                               ------------            ------------

        Income tax expense                                                     $    439,746            $    218,021
                                                                               ============            ============




                         (Notes continued on next page)

        The Company has the following deferred tax assets and liabilities at December 31, 1997 and 1996:

                                                                                    1997                   1996
                                                                               ------------            ------------
            Deferred tax assets:
               Deferred compensation                                           $     94,028            $     94,958
               Bad debts and other provisions                                       276,116                 195,588
               Other                                                                 15,886                   9,222
               Minimum tax credit carryforward                                         --                    12,997
                                                                               ------------            ------------

               Total deferred tax asset                                             386,030                 312,765
                                                                               ------------            ------------

            Deferred tax liabilities:
               Deferred loan fees                                                   (41,666)                (14,383)
               Discount accretion on securities                                     (17,300)                (11,723)
               Net unrealized appreciation on available-for-
                  sale securities                                                   (29,167)                (14,783)
               Fixed assets                                                         (21,101)                (20,454)
                                                                               ------------            ------------
                                                                                   (109,234)                (61,343)
                                                                               ------------            ------------

               Net deferred tax asset                                          $    276,796            $    251,422
                                                                               ============            ============


NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

        The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $64,439 are required each year for five years under the long-term non-cancellable lease agreement as of December 31, 1996, which expires in December, 2001. Total lease expense was $64,440 and $75,810 for the years 1997 and 1996, respectively.


NOTE 13 - OTHER RELATED PARTY TRANSACTIONS

        The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $7,270,000 and $5,500,000 at December 31, 1997 and 1996, respectively. All securities sold under agreements to repurchase were transacted with related parties. A summary of related party loan activity for Heritage Bank and Trust is as follows during 1997:


Balance, December 31, 1996                      $  3,407,346
Originations - 1997                                1,767,508
Repayments - 1997                                 (1,067,609)
                                                ------------

Balance, December 31, 1997                      $  4,107,245
                                                ============


                         (Notes continued on next page)

        In the opinion of Management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

        In the ordinary course of business, the Company has engaged in transactions with certain of its directors' companies for legal services and insurance.

        Commitments  to extend  credit and letters of credit to related  parties
amounted  to  $1,181,800   and   $1,166,800  at  December  31,  1997  and  1996,
respectively.


NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

        The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 1997 and 1996. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 14% to 18%.

                                                             1997                              1996
                                             --------------------------------------------------------------------
                                               Variable Rate       Fixed Rate      Variable Rate     Fixed Rate
                                                Commitments       Commitments       Commitments      Commitments
                                                -----------       -----------       -----------      -----------

     Loan Commitments                          $  8,651,143      $  904,068        $  10,456,377    $  648,085

     Standby letters of credit and
        guarantees written                     $    100,000      $  223,166        $     124,133    $   24,240

     All of the guarantees outstanding at December 31, 1997 expire during 1998.



                         (Notes continued on next page)

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

        Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have significant exposure to any individual customer or counterparty. The major concentrations of credit risk for the Bank arise by customer loan type in relation to loans and credit commitments, as shown in the following table. A geographic concentration arises because the Bank operates primarily in southeastern Virginia.

                                                                                  Installment
                          Residential       Commercial            Small               and
                           Property          Property            Business           Consumer             Total
                           --------          --------            --------           --------             -----
Loans and
receivables             $   19,389,572    $   16,293,967      $   9,595,316      $   6,852,$62       $  52,131,217
Credit
commitments                 2,707,313            296,471          4,002,079          2,872,514           9,878,377
                        --------------    --------------      -------------      -------------       -------------

                        $   22,096,885    $   16,590,438      $   13,597,395     $   9,724,$76       $  62,009,594
                        ==============    ==============      ==============     =============       =============

        The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Bank has experienced little difficulty in accessing collateral when required. The amounts of credit risk shown, therefore, greatly exceed expected losses, which are included in the allowance for loan losses.








                         (Notes continued on next page)

NOTE 15 - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 1996, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                               Actual               Adequacy Purposes         Action Provisions
                                        -------------------         -----------------         -----------------
                                        Amount        Ratio         Amount     Ratio         Amount      Ratio
                                        ------        -----         ------     -----         ------      -----
As of December 31, 1997:
   Total Capital
   (to Risk-Weighted Assets)          $ 7,663,000     15.07%     $ 4,068,000   8.00%      $ 5,085,000    10.00%
   Tier I Capital
   (to Risk-Weighted Assets)          $ 7,024,000     13.81%     $ 2,034,000   4.00%      $ 3,051,000     6.00%
   Tier I Capital
   (to Average Assets)                $ 7,024,000      8.63%     $ 3,255,000   4.00%      $ 4,069,000     5.00%






                         (Notes continued on next page)



                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                               Actual               Adequacy Purposes         Action Provisions
                                        -------------------         -----------------         -----------------
                                        Amount        Ratio         Amount     Ratio         Amount      Ratio
                                        ------        -----         ------     -----         ------      -----
As of December 31, 1996:
   Total Capital
   (to Risk-Weighted Assets)          $ 6,650,000    14.70%      $ 3,618,000    8.00%      $ 4,523,000  10.00%
   Tier I Capital
   (to Risk-Weighted Assets)          $ 6,081,000    13.44%      $ 1,809,000    4.00%      $ 2,714,000   6.00%
   Tier I Capital
   (to Average Assets)                $ 6,081,000     8.57%      $ 2,839,000    4.00%      $ 3,548,000   5.00%

        There is no significant difference between the Bank's actual ratios disclosed above, and the related actual ratios of the Company.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents the carrying amounts and fair value of the Bank's financial instruments at December 31, 1997 and 1996. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

                                                        1997                               1996
                                                ----------------------             ----------------------
                                                Carrying       Fair                Carrying       Fair
                                                 Amount        Value                Amount        Value
                                                ---------     --------             ---------    ---------
                                                (Dollars in thousands)             (Dollars in thousands)
Financial Assets:
        Cash and cash equivalents               $   5,716     $  5,716             $   8,994    $   8,994
        Loans (net)                                51,242       52,688                45,259       45,719
        Investment securities                      22,595       22,641                20,196       20,193
        Accrued interest receivable                   692          692                   535          535

Financial Liabilities:
        Deposit liabilities                        72,797       73,049                68,427       68,678
        Accrued interest payable                      342          342                   291          291
        Short-term borrowings                          52           52                   131          131
        Securities sold under
          agreements to repurchase                  1,945        1,945                 1,349        1,349





                         (Notes continued on next page)

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

        Loans are valued on the basis of estimated future receipts of principal and interest, which are discounted at various rates. Loan prepayments are assumed to occur at the same rate as in previous periods when interest rates were at levels similar to current levels. Future cash flows for homogeneous categories of consumer loans, such as motor vehicle loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. The fair value of nonaccrual loans also is estimated on a present value basis, using higher discount rates appropriate to the higher risk involved.

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

        It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost effective reliable measurement methods for these instruments.






                         (Notes continued on next page)

NOTE 17 - EARNINGS PER SHARE RECONCILIATION

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                    1997                   1996
                                                                               ------------            ------------
Net income (numerator, basic and diluted)                                      $    979,970            $    870,458

Weighted average shares outstanding (denominator)                                   790,450                 784,150
                                                                               ------------            ------------

        Earnings per common share-basic                                        $       1.24            $       1.11
                                                                               ============            ============

Effect of dilutive securities:

Weighted average shares outstanding                                            $    790,450            $    784,150
Effect of stock options                                                              46,470                  16,249
                                                                               ------------            ------------
Diluted average shares outstanding (denominator)                                    836,920                 800,399
                                                                               ------------            ------------

        Earnings per comon share-assuming dilution                             $       1.17            $       1.09
                                                                               ============            ============