Form 10QSB
period 1998-03-31
HERITAGE BANKSHARES INC /VA
filed 1998-05-11
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549



FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]



For the Quarter Ended March 31, 1998


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


YES x  NO__




Common stock, par value $5.00 per share:797,650 shares outstanding as of 5/11/98



 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


 Consolidated Balance Sheets
 Consolidated Statements of Income
 Consolidated Statements of Cash Flows


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holdings, Inc.
All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders and the 1997 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

  Basic earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 795,833 for the period ended March 31, 1998 and 785,850 for the period ended March 31, 1997.

Note 3:  Comprehensive Income
  The Company has adopted Financial Accounting Standards Board
("FASB") Statement of Financial Accounting Standards No. 130
"Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                For the Three Months Ended March 31,
Dollars in Thousands     1998                       1997
Net Income              $ 253                      $ 252
Other Comprehensive Income:
Unrealized gain (loss)
on securities available
-for-sale,net of tax       62                        (41)
                       $  315                      $ 211



CONSOLIDATED BALANCE SHEETS

HERITAGE BANKSHARES, INC.
(unaudited)
(dollars in thousands)

                                March 31, December 31,  March 31,
                                  1998         1997       1997
ASSETS

Cash and due from banks             $ 3,792   $4,019    $  2,836
Federal funds sold                    8,010    1,697      10,505
Securities available for sale         15,152  15,730      14,474
Securities held to maturity            6,088   6,866       6,954
Loans, net of unearned income         51,850  52,131      46,323
 Allowance for loan losses             (906)    (889)       (848)
Loans, net of unearned income
and allowance                         50,944  51,242       45,475
Premises and equipment                 1,341   1,329          668
Other real estate owned                  429     429          444
Other assets                           1,589   1,690        1,390
                                      87,345  83,002       82,746
LIABILITIES


Non-interest bearing deposits         13,085  12,902       12,308
Interest bearing deposits             62,911  59,895       61,188
                                      75,996  72,797       73,496

Short-term borrowings                     50      52           60
Securities sold under agreements
to repurchase                          3,149    1,945       2,056
Other liabilities                        799    1,127         827
                                      79,994   75,921      76,439

STOCKHOLDERS' EQUITY

Common stock, $5.00 par
value-authorized 3,000,000 shares,
issued and outstanding 797,400 shares   3,985   3,975       3,935
Additional paid-in capital               (359)   (361)        (380)
Retained earnings                       3,663   3,410        2,792
Unrealized gains (losses) on investment
securities                                 62      57          (41)
                                        7,351   7,081         6,306
                                     $ 87,345 $83,002       $82,745


CONSOLIDATED STATEMENTS OF INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

                                        Three Months Ended
                                              March 31,
                                        1998           1997
Interest income:

Interest and fees on loans              1,219          1,064
Interest on investment securities
                                          344            306
Interest on federal funds sold             59            130
    Total interest income               1,622          1,500

Interest expense:

Interest on deposits                     736             685
Interest on short-term borrowings         24              17
  Total interest expense                 760             702

Net interest income                      862             798

Provision for loan losses                 18              11
Net interest income after provision      844             787
Total other income                        84              71

Other expenses:
Salaries and employee benefits           315             269
Other expenses                           233             207
Total other expenses                     548             476
Income before income taxes               380             382
Income tax expense                       127             130
Net income                          $    253       $     252

Basic earnings per common share     $    0.32      $    0.31
Cash dividends per common share
outstanding                         $     -        $      -


CONSOLIDATED STATEMENTS OF CASH FLOWS

HERITAGE BANKSHARES, INC.
(Dollars in thousands)
                                         Three Months Ended
                                              March 31,
Operating Activities:                     1998        1997
Net Income                                $253         $252
Adjustments to reconcile net
income to net cash
provided by operating activities:

Provision for loan losses                   18         11
Provision for depreciation and
amortization                                29         19
Amortization of investment security
premiums,net of discounts                    2          3
Deferred loan origination fees, net of cost (8)        (3)
Changes in:
Interest receivable                        133         65
Interest payable                           (26)         1
Other assets                               (33)       (56)
Other liabilities                         (302)         1
Net cash provided by operating activities   66        293

Investing Activities:
Proceeds from maturities of
available-for-sale securities            1,566        285
Proceeds from maturities of
held-to-maturity securities              1,173        339
Purchase of available-for-sale
securities                             (1,178)       (499)
Purchase of held-to-maturity securities  (200)     (1,467)
Loan originations, net of
principal repayments                      288        (223)
Proceeds from sale of premises
and equipment                               0          10
Purchases of premises and equipment       (41)       (110)
Net cash used by investing activities    1,608     (1,665)

Financing Activities:
Net increase in demand deposits,
NOW accounts and savings accounts        1,228      2,391
Net increase in certificates of deposit  1,971      2,679
Net in short-term borrowings               (2)       (71)
Net increase in repurchase agreements     1,203       706
Net proceeds from sale of common stock       12        14
Cash Dividends Paid                           0         0
                                           4,412    5,719



Increase in cash and cash equivalents       6,086   4,347
Cash and cash equivalents at
beginning of year                           5,716   8,994
Cash and cash equivalents at end of year  $11,802 $13,341

Supplemental schedules and cash flow information:

Cash paid for:
Interest on deposits and other borrowings  $728   $ 702

Item II.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

Earnings Summary

     For the three months ended March 31, 1998, net income for Heritage Bankshares, Inc. totaled $253,000, compared to $252,000 reported for the same period in 1997. Heritage Bank & Trust earned $255,000 and net holding company expenses were $2,000. Basic earnings per common share were $0.32 as compared to $0.31 for the same period in 1997.

Net Interest Income

Net interest income for the first three months of 1998 was $862,000, an increase of $64,000 or 8% over the $798,000 reported for the first three months of 1997. The primary determinant of this increase was growth in the loan portfolio. Gross loans at March 31, 1998 were $51,850,000, up $5,527,000 over the March 31, 1997 total of $46,323,000.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities.The provision for loan losses of $18,000 represents a 64% increase from the $11,000 provision for loan losses at March 31, 1997. The allowance for loan losses at March 31, 1998 and 1997 as a percentage of net loans outstanding was 1.75% and 1.83% respectively.

     Net charge offs during the first three months of 1998 were $2,000 compared to $6,000 during the same period in 1997. At March 31, 1998 loans 90 days or more past due and still accruing and loans on non-accrual status were $56,000 or .11% of total loans compared to March 31, 1997 when such loans were $30,000 or .06% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $485,000 or .52% of total assets at March 31, 1998. At March 31,1997, non-performing assets were $474,000 or .56% of total assets.

Other Income

     During the first three months of 1998 other income was $84,000, increasing $13,000 or 18% over the comparable period in 1996. The major component of other income is service charges on deposit accounts which totaled $57,000 at March 31, 1998 compared to $44,000 at March 31, 1997.

Other Expenses

     Other expenses totaled $548,000 which is a 15% increase over the $476,000 reported for the same period in 1997. This change reflects increases in salaries and benefits, occupancy expense,data processing, taxes-other and licenses and other operating expenses. The increase in these expenses is primarily attributable to the opening of a new banking office in late 1997. As a percent of average assets, noninterest expenses were 2.51% in the first quarter of 1998 and 2.35% in the same period of 1997. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 58% for the first quarter of 1998.
These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.


Interest Sensitivity and Liquidity

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $8,010,000 the Company had invested in federal funds on March 31, 1998. In addition, $22,312,000 or 43% of the bank's loans have adjustable interest rates or mature within 30 days. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At March 31, 1998, net loans to total deposits was 67% compared to 62% for the same period in 1997. Certificates of deposit over $100,000 were $9,140,000 at March 31, 1998 compared to $6,806,000 for the same period in 1997. These large denomination certificates of deposit represented 12% of total deposits at March 31, 1998 and 9% of total deposits at March 31, 1997.

 Capital Resources

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1998, the Company's Tier I capital represented 13.74% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.99% of risk weighted asets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adquacy purposes of 4.00%. At March 31, 1998, total capital to total assets was 8.42%

Part II .  Other Information


Item I.  Legal Proceedings

     The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently vailable , there are no such claims involving the Company.

Item V.  Other Information

None required

Item VI.  Exhibits and Reports on Form 8-K

a) Exhibits

    None.

b)  Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Heritage Bankshares, Inc
                                                     Registrant


Date:  May 7, 1998
                                                   BY:/s/ Robert J. Keogh
                                                    ---------------------
                                                      Robert J. Keogh
                                                      President & CEO

                                                    BY:/s/Catherine P. Jackson
                                                      -------------------------
                                                      Catherine P. Jackson
                                                      Senior Vice-President
                                                      and Cashier








\PAGE \* arabic 1
1