Form 10QSB
period 1998-06-30
HERITAGE BANKSHARES INC /VA
filed 1998-08-13
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]



For the Quarter Ended June 30, 1998


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

YES X  NO __

Common stock, par value $5.00 per share: 800,650 shares outstanding as 08/12/98


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

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holding, Inc. All significant intercompany accounts and transactions have been eliminated.
The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included herein should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders and the 1997 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

  Basic earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 787,283 for the period ended June 30, 1998 and 797,908 for the period ended June 30,1997.

Note 3:  Comprehensive Income

 The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


	                   					For the Six Months Ended June  30,
Dollars in Thousands      1998                                    1997
Net Income					           $ 524                                   $ 504
Other Comprehensive Income:
  Unrealized gain (loss) on securities
   available-for-sale , net of tax
                                54                                  12
                  						   $   578                              $  516




CONSOLIDATED BALANCE SHEETS
HERITAGE BANKSHARES, INC.
(dollars in thousands)
                        	 June 30, 	 December 31, 	 June 30,
                            	1998       	1997        	1997
ASSETS
Cash and due from banks     	 $3,803  	 $4,019 	    $2,724
Federal funds sold	            4,815  	 1,697      	 4,970
Securities available for sale	 16,070 	 15,730    	 15,445
Securities held to maturity	     5,097 	 6,866 	     8,467
Loans, net of unearned income	 54,585 	 52,131    	 47,164
 Allowance for loan losses    	 (928)  	 (889)	       (839)
Loans, net of unearned income
 and allowance               	 53,657 	 51,242     	 46,325
Premises and equipment	         1,392 	  1,329        	 789
Other real estate owned	          429    	 429        	 444
Other assets                  	 1,636  	 1,690      	 1,609
                             	 86,899 	 83,002 	     80,773
LIABILITIES
Non-interest bearing deposits	 12,559 	 12,902     	 11,226
Interest bearing deposits    	 63,545 	 59,895 	     59,921
                             	 76,104 	 72,797 	     71,147

Short-term borrowings              54     	 52         	 50
Securities sold under agreements
to repurchase                   2,360  	 1,945       	 2,079
Other liabilities	                877  	 1,127         	 966
                             	 79,395 	 75,921      	 74,242

STOCKHOLDERS' EQUITY
Common stock, $5.00 par
value-authorized 3,000,000
shares,issued and
outstanding 794,550	            4,003 	  3,975        	 3,956
Additional paid-in capital      (352)     (361)        	 (371)
Retained earnings	              3,798  	  3,410 	        2,934
Unrealized gains (losses)
on investment securitie          	 54 	      57           	 12
	                               7,503   	 7,081        	 6,531

                            	 $86,898  	 $83,002 	     $80,773


CONSOLIDATED STATEMENTS OF INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

                         	Three Months Ended				Six Months Ended
                              	June 30,   		       	June 30,
                              	1998 		1997      	 	1998	 	1997
Interest income:
  Interest and fees on loans	1,229 		1,088 		2,448 		2,152
  Interest on investment
  securities                  	313    		352  		657   		658
  Interest on federal funds
  sold                        	112     		88  		171   		217
    Total interest income   	1,654  		1,528		3,276 		3,027

Interest expense:
  Interest on deposits       	750     		700 		1,486 		1,383
  Interest on short-term
   borrowings                 	24 	    	 18    		48    		35
     Total interest expense  	774 	    	718 		1,534 		1,418

Net interest income          	880     		810 		1,742 		1,609

  Provision for loan losses
  and OREO losses            	 15       		0    		33 	   	11
Net interest income after
provision                     865      		810 		1,709 		1,598

Total other income            	97 	      	69   		181   		140

Other expenses:
  Salaries and employee
 benefits                    	294      		277   		609    		546
  Other expenses             	265      		220   		498    		428
     Total other expenses    	559      		497 		1,107 	   	974
Income before income taxes   	403      		382   		783    		764
Income tax expense            132      		130   		259    		260
Net income                   $271    		 $252 		 $524   	 $504
Net income per common
equivalent share	            $0.34  		 $0.31 		 $0.65 		 $0.64
Cash dividends per
common share outstanding	      $-   		 $-   		 $0.17 		 $0.14


CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)
	                                      Six Months Ended
                                            	June 30,
                                      	1998        	1997
Operating Activities:
          Net Income	                 $524           	$504
Adjustments to reconcile
 net income to net cash
 provided by operating activities:
Provision for loan losses	              33 	             11
Provision for depreciation and
 amortization                         	 60               34
Amortization of investment
security premiums, net of discounts	    5 	              6
Deferred loan origination fees,
net of cost	                           18            	 (17)
Gain on sale of premises and equipment (5)             	 -
Changes in:
    Interest receivable                84            	 (105)
    Interest payable	                 (26)	             (15)
    Other assets	                     (44)           	 (141)
    Other liabilities               	 (224)           	 154
Net cash provided by operating
 activities                           	425             	431

Investing Activities:
Proceeds from maturities
of available-for-sale securities	    2,908           	 1,100
Proceeds from maturities of
held-to-maturity securities	         1,650             	 623
Purchase of available-for-sale
securities                        	 (2,434)           (2,196)
Purchase of held-to-maturity
securities                          	 (705)         	 (3,266)
Loan originations, net of principal
repayments                          (2,466)         	 (1,060)
Proceeds from sale of premises
and equipment	                           6              	 10
Purchase of land	                      (12)	            (101)
Purchases of premises and equipment	   (95)           	 (144)
 Net cash used by investing
 activities                         	(1,148)          	(5,034)

Financing Activities:
Net increase in demand deposits,
  NOW accounts and savings accounts    	 681             	 800
Net increase in certificates of deposit 2,626          	 1,920
Net increase (decrease) in
 short-term borrowings	                    2             	 (81)
Net increase in securities purchased under agreements
to repurchase	                           415             	 730
Net proceeds from sale of common stock	   37              	 44
Cash Dividends Paid                  	 (136)            	 (110)
                                      	3,625             	3,303

Increase (decrease) in cash and
 cash equivalents                     	2,902 	           (1,300)
Cash and cash equivalents at
 beginning of year                   	 5,716             	 8,994
Cash and cash equivalents at end
 of year                             	$8,618              	$7,694

Supplemental schedules and cash flow information:
  Cash paid for:
   Interest on deposits and other borrowings	 $1,517 	 $1,433


ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations



Earnings Summary

	For the six months ended June 30, 1998, net income for Heritage Bankshares,
 Inc. totaled $524,000, up 4% from the $504,000 reported for the same period in 1997.  Heritage Bank & Trust earned $540,000 and net holding company expenses were $16,000.  Basic earnings per common share were $.66 as compared to $.64 for the same period in 1997.

Net Interest Income

	Net interest income for the first six months of 1998 was $1,742,000, an increase of $134,000 or 8% over the $1,608,000 reported for the same period in 1997.

	The primary determinant of this increase was growth in the loan portfolio. Gross loans at June 30, 1998 were $54,585,000, up $7,421,000 over the June
 30, 1997 total of $47,164,000.  Deposits increased $4,957,000 or 7% to
 $76,104,000 compared to $71,147,000 for the same period in 1997.

Provision For Loan Losses

	The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities.  The provision for loan losses of $33,000 represents a 200% increase from the $11,000 provision for loan losses at June 30, 1997.  The allowance for loan losses at June 30,
 1998 and 1997 as a percentage of net loans outstanding was 1.70% and 1.78%
 respectively.

	Net charge-offs during the first six months of 1998 were ($5,000).  At June
 30, 1998, loans 90 days or more past due and still accruing and loans on non-accrual status were $389,000 or .71% of total loans compared to June 30,
 1997 when such loans were $39,000 or .08% of total loans.  Non-performing assets consisting of non-accruing loans and foreclosed properties totaled
 $756,000 or .87% of total assets at June 30, 1998.  At June 30, 1997, non-performing assets were $430,000 or .58% of total assets.

Other Income

	During the first six months of 1998, other income was $97,000 increasing $28,000 or 40% over the comparable period in 1997. This increase is the result of fees related to deposit account services and a portion of an enterprise zone related tax credit. This credit is a result of the location of the bank's Colley Avenue office which opened in late 1997.

Other Expenses

Other expenses totaled $1,107,000 which is a 14% increase over the $974,000 reported for the same period in 1997. $63,000 of this increase is the result of increased costs relating to salaries and employee benefits. The remaining portion of the increase is the result of normal operating costs. As a percent of average assets, noninterest expenses were 2.40% in 1997 compared to 2.54% at June 30, 1998. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income)was 58% for the first half of 1998. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.

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

	At June 30, 1998, net loans to total deposits was 71% compared to 65% for the same period in 1997. Certificates of deposit over $100,000 were $7,936,000 at June 30,1998 compared to $7,936,000 for the same period in 1998. These large denomination certificates of deposit represented 11% of total assets at June 30, 1998 and 10% of total deposits at June 30, 1997.

Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,815,000 the Company had invested in federal funds on June 30, 1997. In addition, $20,312,000 or 37% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

The capital structure of the Company remains strong. Total risk based capital decreased from 15.43% at June 30, 1997 to 15.00% at June 30,1998. Tier I capital decreased from 13.75% to 13.94% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 8.63% at June 30, 1998 compared to 8.09% at June 30,1997.

Part II.  Other Information

Item I.  Legal Proceedings

The Company is subject is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available, there are no such claims involving the Company.

Item V.  Other Information

The bank has received regulatory approval to open its fifth full service branch at the corner of Chesapeake Boulevard and Ocean View Avenue in Norfolk, Virginia.

Item VI.  Exhibits and Reports on Form 8-K
a)  Exhibits

        None.

b)  Reports on Form 8-K

        None.


                               Signatures
Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                Heritage Bankshares, Inc.
                                       (Registrant)
Date:  August 13, 1998             s/Robert J. Keogh
                                     President & CEO


                                  s/Catherine P.Jackson
                                    Sr. Vice President & Cashier