Form 10QSB
period 1998-09-30
HERITAGE BANKSHARES INC /VA
filed 1998-11-12
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]



                    For the Quarter Ended September 30, 1998


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

                                   YES  X    NO
                                      -----    -----

 Common stock, par value $5.00 per share: 801,150 shares outstanding as 11/10/98

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


CONSOLIDATED BALANCE SHEETS
HERITAGE BANKSHARES, INC.
(dollars in thousands)
                                                          September 30,      December 31,      September 30,
                                                              1998              1997               1997
                                                        -------------------------------------------------------
ASSETS
Cash and due from banks                                       $     3,253       $     4,019        $     2,681
Federal funds sold                                                  6,245             1,697              4,505
Securities available for sale                                      13,727            15,730             14,969
Securities held to maturity                                         5,665             6,866              7,937
Loans, net of unearned income                                      54,478            52,131             50,833
Allowance for loan losses                                            (926)             (889)              (833)
Loans, net of unearned income and allowance                        53,552            51,242             50,000
Premises and equipment                                              1,777             1,329              1,003
Other real estate owned                                               429               429                436
Other assets                                                        1,552             1,690              1,529
                                                              -----------       -----------        -----------
                                                                   86,200            83,002             83,060

LIABILITIES
Non-interest bearing deposits                                      13,450            12,902             15,200
Interest bearing deposits                                          62,794            59,895             58,107
                                                              -----------       -----------        -----------
                                                                   76,244            72,797             73,307

Short-term borrowings                                                  52                52                 51
Securities sold under agreements to repurchase                      1,319             1,945              1,888
Other liabilities                                                     750             1,127                988
                                                              -----------       -----------        -----------
                                                                   78,365            75,921             76,234

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 801,150                                    4,001             3,975              3,973
Additional paid-in capital                                          (353)             (361)              (362)
Retained earnings                                                   4,078             3,410              3,169
Unrealized gains (losses) on investment securities                    109                57                 46
                                                              -----------       -----------        -----------
                                                                    7,835             7,081              6,826

                                                              $    86,200       $    83,002        $    83,060







CONSOLIDATED STATEMENTS OF INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

                                                             Three Months Ended               Nine Months Ended
                                                             September 30, 1998              September 30, 1998
                                                           1998             1997            1998            1997
                                                        -----------------------------    ----------------------------
Interest income:
  Interest and fees on loans                                  1,283            1,133           3,731           3,285
  Interest on investment securities                             310              360             967           1,018
  Interest on federal funds sold                                 89               63             260             280
                                                             ------           ------          ------          ------
    Total interest income                                     1,682            1,556           4,958           4,583

Interest expense:
  Interest on deposits                                          753               720          2,239           2,103
  Interest on short-term borrowings                              19                19             67              55
                                                             ------           ------          ------          ------
     Total interest expense                                     772              739           2,306           2,158

Net interest income                                             910              817           2,652           2,425

  Provision for loan losses and OREO losses                       0               20              33              31
                                                                  -              ---             ---             --
Net interest income after provision                             910              797           2,619           2,394

Total other income                                              109               75             290             215

Other expenses:
  Salaries and employee benefits                                324              290             933             836
  Other expenses                                                277              226             775             654
                                                             ------           ------          ------          ------
     Total other expenses                                       601              516           1,708           1,490
Income before income taxes                                      418              356           1,201           1,119
Income tax expense                                              137              120             396             380
                                                             ------           ------          ------          ------
Net income                                                   $  281           $  236          $  805          $  739

Net income per common equivalent share                       $ 0.35           $ 0.29          $ 1.00          $ 0.90
Cash dividends per common share outstanding                  $    -           $    -          $ 0.17          $ 0.14







CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)
                                                                        Nine Months Ended
                                                                           September 30,
                                                                        1998            1997
                                                                        ----            ----
Operating Activities:
Net Income                                                               $805           $739
Adjustments to reconcile net income to net cash
    provided by operating activities:
Provision for loan losses                                                  33             23
Provision for losses on other real estate owned                                            8
Provision for depreciation and amortization                                91             40
Amortization of investment security premiums,
    net of discounts                                                        8              7
Deferred loan origination fees, net of cost                                 2            (21)
Gain on sale of premises and equipment                                     (5)             -
Changes in:
    Interest receivable                                                  (121)           (48)
    Interest payable                                                      (35)             8
    Other assets                                                          235           (105)
    Other liabilities                                                    (341)           152
                                                                     ---------       -------
               Net cash provided by operating activities                  672            803

Investing Activities:
Proceeds from maturities of available-for-sale securities                              2,635
Proceeds from maturities of held-to-maturity securities                 1,907          1,151
Purchase of available-for-sale securities                              (2,239)        (3,213)
Purchase of held-to-maturity securities                                  (900)        (3,266)
Loan originations, net of principal repayments                         (2,345)        (4,743)
Proceeds from sale of premises and equipment                                6             10
Purchase of land                                                         (359)          (101)
Purchases of premises and equipment                                      (185)          (365)
                                                                     ---------       -------
               Net cash used by investing activities                      393         (7,892)

Financing Activities:
Net increase in demand deposits,
  NOW accounts and savings accounts
                                                                        3,000          2,049
Net increase in certificates of deposit
                                                                          447          2,831
Net increase (decrease) in short-term borrowings
                                                                            -           (80)
Net increase in securities purchased under agreements
to repurchase                                                            (627)           539
Net proceeds from sale of common stock                                     34             52
Cash Dividends Paid                                                      (136)          (110)
                                                                     ---------       -------
                                                                        2,718          5,281

Increase (decrease) in cash and cash equivalents                        3,783         (1,808)
Cash and cash equivalents at beginning of year                          5,716          8,994
Cash and cash equivalents at end of year                             $  9,499        $ 7,186
Supplemental schedules and cash flow information:
  Cash paid for:
    Interest on deposits and other borrowings                        $   2,342       $ 2,145


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE BANKSHARES, INC.

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holding, Inc. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders and the 1997 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

Basic earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 798,933 for the period ended September 30, 1998 and 788,972 for the period ended September 30, 1997.

Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                     For the Nine Months Ended September 30,


Dollars in thousands                                1998            1997
                                                    ----            ----
Net income                                          $805            $739
Other comprehensive Income:                          109              57
          Unrealized gain on securities
          Available-for-sale, net of tax
Comprehensive Income                                $914            $796

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations



Earnings Summary

         For the nine months ended September 30, 1998, net income for Heritage Bankshares, Inc. totaled $805,000, up 7% from the $739,000 reported for the same period in 1997. Heritage Bank & Trust earned $823,000 and net holding company expenses were $18,000. Basic earnings per common share were $1.01 as compared to $.94 for the same period in 1997.

Net Interest Income

         Net interest income for the first nine months of 1998 was $2,619,000, an increase of $225,000 or 9% over the $2,394,000 reported for the same period in 1997.

         The primary determinant of this increase was growth in the loan portfolio. Gross loans at September 30, 1998 were $54,478,000, up $3,645,000 over the September 30, 1997 total of $50,833,000. Deposits increased $2,937,000 or 4% to $76,244,000 compared to $73,307,000 for the same period in 1997.

Provision For Loan Losses

         The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $33,000 represents a 6% increase from the $31,000 provision for loan losses at September 30, 1997. The allowance for loan losses at September 30, 1998 and 1997 as a percentage of net loans outstanding was 1.70% and 1.64% respectively.

         Net charge-offs during the first nine months of 1998 were ($3,000). At September 30, 1998, loans 90 days or more past due and still accruing and loans on non-accrual status were $440,000 or .81% of total loans compared to September 30, 1997 when such loans were $45,000 or .09% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $788,000 or .91% of total assets at September 30, 1998. At September 30, 1997, non-performing assets were $481,000 or .55% of total assets.

Other Income

         During the first nine months of 1998, other income was $290,000 increasing $75,000 or 34% over the comparable period in 1997. This increase is the result of fees related to deposit account services and a portion of an enterprise zone related tax credit. This credit is a result of the location of the bank's Colley Avenue office which opened in late 1997.

Other Expenses

         Other expenses totaled $2,104,000 which is a 13% increase or $234,000 over the $1,870,000 reported for the same period in 1997. $97,000 of this increase is the result of increased costs relating to salaries and employee benefits. The remaining portion of the increase is the result of normal operating costs. As a percent of average assets, noninterest expenses were 2.62% in the first nine months of 1998 compared to 2.44% in the same period of 1997. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 58% for the first nine months of 1998 versus 56% for the same period in 1997. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.

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

         At September 30, 1998, net loans to total deposits was 70% compared to 68% for the same period in 1997. Certificates of deposit over $100,000 were $9,488,000 at September 30,1998 compared to $9,429,000 for the same period in 1997. These large denomination certificates of deposit represented 11% of total assets at September 30, 1998 and 1997.

         Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $6,245,000 the Company had invested in federal funds on September 30, 1998. In addition, $17,210,000 or 32% of the bank's loans have adjustable interest rates. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

         The capital structure of the Company remains strong. Total risk based capital increased from 14.77% at September 30, 1997 to 15.43% at September 30,1998. Tier I capital increased from 13.52% to 14.18% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 8.88% at September 30, 1998 compared to 8.33% at September 30,1997.

Year 2000

         The Company's Year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council (FFIEC). The Federal Reserve Bank of Richmond periodically measures the status of the Company's plans and progress, as outlined in the FFIEC guidelines. Management of the Company is acutely aware of the Year 2000 issue and has an ongoing program designed to ensure that its operational and financial systems, and those of its subsidiaries, will not be adversely affected by Year 2000 software failures.

          The Company formed a Year 2000 compliance committee to assess the extent to which outside vendors may be adversely affected by Year 2000 problems. This committee has prepared and is responsible for monitoring the vendors and equipment that have been determined to be Year 2000 sensitive. As of September 30, 1998, the Company had received written assurances from all vendors providing mission-critical systems and from most of those providing non-mission critical systems indicating that their systems are or will be able to process information beyond December 31, 1999.

         The most significant vendor to Heritage Bank & Trust, which acts as a service bureau for the Bank's account and data processing, has completed its system renovation and testing. The Bank has and will continue to evaluate the testing and verification of Year 2000 related changes made by that vendor.

          As part of its planning process, the Company has begun to develop contingency plans based on possible scenarios, and their likelihood of occurrence, which may impact its operations, liquidity, and financial condition for the year ending December 31, 2000. The contingency plans will address operational issues, including communication links with other entities, utility and transportation services, and the availability of alternative services among vendor relationships. The Company expects to complete its contingency plans in various stages, during 1998 and 1999.

         Based on current estimates, the Company does not expect to incur a material amount of expenses relating to Year 2000 issues. It is recognized that any Year 2000 compliance failures could result in additional expense to the Company.

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

                                           Heritage Bankshares, Inc.
                                                  (Registrant)

Date:  November 12, 1998

                                           BY:/s/ Robert J. Keogh
                                              ---------------------------
                                              Robert J. Keogh
                                              President & CEO



                                           BY:/s/ Catherine P. Jackson
                                              ---------------------------
                                              Catherine P. Jackson
                                              Sr. Vice-President and Cashier