Form 10KSB40
period 1998-12-31
HERITAGE BANKSHARES INC /VA
filed 1999-03-30
CIK 719731

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998 Commission File No. 0-11255


                            Heritage Bankshares, Inc.


         Virginia                                              54-1234322
(State or other jurisdiction of                        (IRS Employer corporation
 incorporation or organization)                          identification number)


          200 East Plume Street
            Norfolk, Virginia                                  23514
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         (757) 523-2600



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

                  Yes   X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999: $10,763,888*

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 22, 1999:

         Common Stock,     $5 Par Value - 803,150
-----------------------

o In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $16.00 per share and voting stock held by non-affiliates of the registrant at March 22, 1999 of 672,743 shares.

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

Item 1.  BUSINESS

GENERAL

         Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly-owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly-owned banking subsidiary. The total consolidated assets of the Company on December 31, 1998 were $87.3 million.

THE BANK

         Heritage Bank & Trust is engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area.

         Heritage Bank & Trust is a state banking corporation. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 1998, the Bank had assets of $87.1million, with loans of $56.6 million and deposits of $77.5 million.

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


SENTINEL TITLE SERVICES, INC. AND SENTINEL TRUST SERVICES, L.L.C.

         Sentinel Trust Services, L.L.C. is a wholly-owned subsidiary of the Company. Sentinel Title Services, Inc. is a wholly-owned subsidiary of Heritage Bank & Trust. These entities own an interest in providers of title and trust services. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. The strategic relationship with these entities provides the Bank with the ability to provide title and trust services to its customers.

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

EMPLOYEES

         The Company and the Bank have 42 employees. Of this total, 35 are full-time and 7 are part-time. Management considers its employee relations to be excellent.

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

         The Federal Reserve and the Bureau of Financial Institutions of Virginia requires the Bank to maintain certain minimum capital ratios. The Bank and the Company are required to maintain minimum risk-based capital to asset ratios, as defined by the regulations, of 4.00% for the Tier 1 capital ratio and 8.00% for the Total (Tier 1 plus Tier 2) capital ratio. Additionally, a leverage capital ratio, defined as Tier 1 capital divided by average assets, must also be maintained by financial institutions. For financial institutions with the best regulatory rating, generally, a minimum leverage ratio of 5.00% must be maintained. The Bank and the Company met the minimum risk-based capital requirements at December 31, 1998. See Note 15 of the Consolidated Financial Statements for additional information on regulatory capital matters.

Mergers and Acquisitions

         The Bank Holding Company Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. The restriction on interstate acquisitions was abolished effective September 29, 1997, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks may branch across state lines effective June 1, 1998, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Under Virginia law, effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements. Although this will have a significant impact on the banking industry, it is not possible to determine, with any degree of certainty, its impact on individual institutions.

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

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Effective January 1, 1997, depository institutions insured by the Bank Insurance Fund ("BIF"), ranked in the top risk classification category of well capitalized, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% annually per $100 of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, as more fully disclosed in the following paragraph, the FDIC has authority to impose special assessments from time to time.

         The Deposit Insurance Funds Act of 1997 ( the "Funds Act") was enacted on September 30, 1997. Among other provisions, the Funds Act: (1) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutorily required reserve ratio of

1.25% of insurable deposits; (2) exempts certain depository institutions with SAIF assessable deposits that meet any of several specified criteria from paying the special assessment, (3) authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the first semiannual period of 1998 were set at 1.30% (per $100) annually for BIF-assessable deposits and 6.48% (per $100) annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF assessable deposits until the insurance fiends are merged or until January 1, 2000, whichever occurs first. These changes in FDIC insurance are not expected to have a material effect on the Bank's financial condition and results of operation for the foreseeable future.

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

         On August 2, 1995, the OCC, the Federal Reserve, and the FDIC (collectively the "banking agencies") issued a final rule entitled, Risk-Based Capital Standards: Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. It is important to note that the banking agencies intend to implement this rule on a case-by-case basis during the examination process. The second step of the banking agencies' process will be to issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exposure. Due to the subjective nature of the first phase of this final rule, the Bank is unable to determine what effect, if any, this rule may have on its regulatory capital requirements.

         On October 1, 1997, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Safety and Soundness Guidelines") to include asset quality and earnings standards. The Safety and Soundness Guidelines were adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Safety and Soundness Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Safety and Soundness

Guidelines a financial institution shall: (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets, (3) take appropriate corrective action to resolve problem assets, as appropriate; and (4) provide periodic asset quality reports to the board of directors to assess the level of asset risk. The earnings standards specified by the Safety and Soundness Guidelines require an institution to compare its earnings trends ( relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers. The Safety and Soundness Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations; (2) assess the source, volatility, and sustainability of earnings, (3) evaluate the effect of nonrecurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Safety and Soundness Guidelines note that the complexity and sophistication of an institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Bank does not believe that these Safety and Soundness Guidelines will materially effect its operations or financial condition in the foreseeable future.

         On December 20, 1997 the FDIC Board of Directors adopted the FFIEC's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and is effective January 1, 1998. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS includes the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Bank does not believe that this statement of policy will materially effect its operations in the foreseeable future.





THE COMPANY

         As a bank holding company, the Company is subject to regulation by the Federal Reserve in accordance with the provisions of the Bank Holding Company Act of 1956, as amended, and the rules and regulations promulgated thereunder. The Federal Reserve may require a bank holding company to serve as a source of financial strength to its subsidiary depository institution and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the federal law require insured depository institutions under common control to reimburse the Federal Deposit Insurance Corporation for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default. The Federal Deposit Insurance Corporation's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt
(other than affiliates) of the commonly controlled insured depository institutions.

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

         Under the applicable statutes of limitation, the Company's federal income tax returns for 1994 through 1998 are open to examination by the Internal Revenue Service (the "Service"). The Company is unaware, however, of any current or pending Service examinations of the Company's returns for any of those open years.

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

Corporate Minimum Tax

         The Company and its subsidiaries could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the consolidated group's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax exempt private activity bonds issued on or after August 8, 1986; (ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses.) In addition, an environmental tax of 0.12% of the excess, if any, of AMTI (with certain modifications) over $2 million is imposed on corporations, whether or not an AMT is paid. The consolidated group was not subject to the AMT in 1998.

Corporate Dividends Received Deduction

         The Company is permitted to exclude from its taxable income 100% of any dividends received from the Bank, and may exclude from its income dividends received from its subsidiaries pursuant to the regulation applicable to consolidated income tax returns. The Company and the Bank may deduct from their income 80% of any dividends received from an unaffiliated corporation if they own at least 20% of the stock of the corporation. If they own less than 20% of the stock of a corporation paying a dividend, 70% of any dividends received may be excluded from income.

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

Item 2. PROPERTIES

         The Bank owns four of its banking locations, 841 North Military Highway, 200 East Plume Street, 4815 Colley Avenue and 735 East Ocean View Avenue (opening spring 1999) in Norfolk, Virginia. Management believes these locations are in excellent condition. A fifth banking location and the bank's operations center are located at 1450 South Military Highway in Chesapeake, Virginia. See "IBV Real Estate Holdings, Inc." under Item 1 and "Certain Relationships and Related Transactions" under Item 12.

Item 3. LEGAL PROCEEDINGS

         The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. Based on information presently available to management and advice received from legal counsel, there are no meritorious claims involving the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of 1998.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


         The Company's common stock is listed on the OTC Bulletin Board under the symbol HBKS. At March 22, 1999, there are 1,216 record holders of the 803,150 outstanding shares of common stock. As of March 22, 1999, the most recent sales price of common stock known to the Company is $16.00 per share.

         The following table sets forth the closing high and low sales price for the common stock by calendar quarters for the past two years as reported to the Company by Scott & Stringfellow Inc.

Calendar Quarter

                             HIGH            LOW
        1998
Fourth Quarter              $16.00          $13.50
Third Quarter                18.37           14.00
Second Quarter               18.75           17.75
First Quarter                19.00           17.50

        1997
Fourth Quarter              $18.00          $17.13
Third Quarter                13.75           13.75
Second Quarter               13.25           13.25
First Quarter                11.63           11.25


         The Company's Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.17 and $.14 per share in 1998 and 1997, respectively. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements for additional information on restrictions.

Item 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following sets forth certain selected financial data with respect to the Company. The data presented below for the years ended December 31, 1998 and 1997, respectively, should be read in conjunction with the Consolidated Financial Statements and notes thereto, which have been audited by Goodman & Company, L.L.P. independent accountants. (The Consolidated Financial Statements and notes thereto for the years ended December 31, 1998 and 1997 are filed herewith). This data should also be read in conjunction with the discussion and analysis that follows.

Summary of Consolidated Financial Data
(Dollars in thousands, except per share data)


                                                   1998               1997

FOR THE YEAR
Interest income                                   $6,567             $6,185
Interest expense                                   3,051              2,909
Net interest income                                3,516              3,277
Provision for loan losses                             66                 88
Noninterest income                                   355                287
Noninterest expense                                2,322              2,056
Income taxes                                         421                440
Net income                                         1,063                980

AT YEAR END
Assets                                           $87,291            $83,002
Loans, net                                        55,671             51,242
Federal funds sold                                 3,457              1,697
Securities                                        19,437             22,595
Deposits                                          77,283             72,797
Stockholders' equity                               8,079              7,081

AVERAGE BALANCES
Assets                                           $86,510            $81,376
Loans, net                                        52,679             47,322
Federal funds sold                                 6,108              6,122
Securities                                        20,877             22,490
Deposits                                          75,903             71,322
Stockholders' equity                               7,618              6,607

PER SHARE DATA
Basic earnings per common share                    $1.33              $1.24
Diluted earnings per common share                  $1.25              $1.17
Cash dividends declared
                                                    0.17               0.14
Book value at year end                             10.08               8.91
Shares outstanding at year end                   801,250            795,050
Weighted average shares                          799,496            790,450
Diluted average common shares outstanding        851,391            836,920

RATIOS
Return on average assets                           1.23%              1.20%
Return on average equity                          13.95%             14.83%
Dividend payout ratio                             12.78%             11.29%
Average equity to average assets                   8.81%              8.12%
Allowance to year end loans                        1.58%              1.71%
Net loans charged-off to average loans             0.11%              0.09%

FINANCIAL OVERVIEW:

         In 1998, net income for Heritage Bankshares, Inc. (the "Company") totaled $1.06 million compared to $980 thousand earned in 1997. Heritage Bank & Trust's (the "Bank") net income was $1.06 million and net holding company income was $3 thousand. In 1997, Heritage Bank & Trust's net income was $972 thousand and net holding company income was $8 thousand. Basic earnings per common share in 1998 was $1.33 compared to $1.24 in 1997. Diluted earnings per common share was $1.25 and 1.17 at December 31, 1998 and 1997, respectively. Increases in both net income and earnings per share during 1998 primarily reflect growth in loans as well as continued expense control and efficient capital management.

          Net interest income on a taxable equivalent basis totaled $3.59 million in 1998 and $3.31 million in 1997. The net interest margin for 1998 was 4.46% compared with 4.32% in 1997. This modest increase was primarily due to the increase in gross loans of $5.37 million and the relatively flat rate environment of 1998.

         The 1998 provision for loan losses was $66 thousand compared to the 1997 provision of $88 thousand. The allowance for loan losses of $895 thousand at year-end 1998 and $889 thousand in 1997 reflect an allowance to year-end loans ratio of 1.58% and 1.71%, respectively.

         Non-interest income increased $67 thousand to $355 thousand. Service charges on deposit accounts increased $29 thousand primarily due to an increase in the number of accounts. Fees related to merchant credit card processing increased $5 thousand and fees related to credit and debit cards increased $18 thousand. Both of these increases were due to increased volume. Also, approximately $7 thousand in fees were generated from the Colley Avenue office during its first full year of operations.

         Non-interest expense totaled $2.32 million for 1998, compared with $2.06 million in 1997. Expense levels reflect the addition of the Colley Avenue branch. A refund of $45 thousand for Franchise Taxes previously paid by the bank was recorded in 1998. The refund represents a portion of an enterprise-zone credit for the Colley Avenue branch location. The ratio of non-interest expense to average assets was 2.68% in 1998 and 2.74% in 1997. These ratios reflect the Company's successful cost containment efforts.

               Total loans at December 31, 1998 were $56.6 million compared with $52.0 million at December 31, 1997. The increase is attributable to strong loan growth in commercial loans and real estate loans each of which increased over $2 million in 1998.

         Total deposits  increased $4.49 million primarily due to the opening of
the  Colley   Avenue   branch  and  to  the   expansion  of  existing   customer
relationships.

LIQUIDITY:

               Liquidity is the ability of the Company to efficiently fund depositors' withdrawals and extensions of credit to borrowers. The Company and Heritage Bank & Trust must consider immediate liquidity needs as well as the long-term matching of maturing loans and investments with obligations to depositors.

               The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 1998, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $7.06 million. The Bank also has borrowing capacity of $5.9 million, as a member of the Federal Home Loan Bank System. As of December 31, 1998, no amounts have been drawn on this line of credit.

         The Company's cash and cash equivalents increased $1.35 million from $5.72 million at December 31, 1997. This increase was primarily due to the increase in deposits of $4.49 million combined with the decrease in the investment portfolio of $3.16 million. These increases were partially offset by the increase in gross loans of $5.37 million and a decrease in securities sold under agreements to repurchase of $964 thousand.

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


Table 2: Selected Liquidity Statistics
For the year ended December 31,

                                               1998                      1997
                                                    (Dollars in thousands)

Available short-term assets (1)               $9,954                    $7,272
Certificates of deposit $100,000 and over     10,406                     8,128
                                              ------                     -----
Net available short-term assets               ($452)                    ($856)

Ratio of available short-term assets to
certificates $100,000 and over                   96%                       89%

Ratio of loans to deposits                       73%                       72%

Ratio of certificates $100,000 and over to
   total assets                                  12%                       10%

(1) As of December 31, 1998, available short-term assets include federal funds sold of $3,457,000 and held -to-maturity and available-for-sale securities maturing within one year of $750,000 and $5,747,000, respectively. At December 31, 1997, available short-term assets included federal funds sold of $1,697,000 and held-to-maturity and available-for-sale securities maturing within one year of $1,019,000 and $4,556,000


CAPITAL:

         Stockholders' equity at December 31, 1998 was $8.08 million compared to $7.08 million at the end of the prior year. Book value per share increased from $8.91 at December 31, 1997 to $10.08 at December 31, 1998.

               Table 3 provides information on the Company's risk-based, leverage and capital ratios at December 31, 1998 and 1997. The Company is considered well-capitalized and in compliance with all relevant regulatory capital requirements. See Note 15 of the Consolidated Financial Statements for additional information with respect to compliance with regulatory capital requirements.

Table 3: Capital Ratios
For the year ended December 31,

                                               1998                     1997
                                                 (Dollars in thousands)
Risk-based capital:
Tier I Capital
   Stockholders' equity                       $7,991                   $7,024
Tier II Capital
    Allowance for loan losses (limited)          743                      639
                                                 ---                      ---
Total                                         $8,734                   $7,663

Risk adjusted assets                         $59,277                  $50,848

Risk-based capital ratios:
   Tier I                                      13.48%                   13.81%
   Total                                       14.73%                   15.07%

Leverage ratio                                  9.24%                    8.63%
Primary capital ratio                          10.18%                    9.50%

RATE SENSITIVITY:

               At December 31, 1998, the Company had, on a cumulative basis, $10.71 million more in liabilities subject to re-pricing within one year than assets. Table 4 provides an interest sensitivity analysis as of December 31, 1998.

 Table 4:  Interest Sensitivity Analysis
 December 31, 1998


                                      Within       Over 3   Over 1 Yr  Over 3 Yr  Over 5 Yr   Total
                                    1 through 3   through     through    through    through  through     Over
                                      months     12 months     3 yrs      5 yrs     10 yrs    10 yrs   10 yrs(4)     Total
                                    ----------------------------------------------------------------------------------------
Earning assets: (1)
  Federal funds                      $3,457       $    -     $   -      $    -      $   -     $3,457     $   -      $3,457
  Investment securities (2)           2,728        5,604     8,573       1,421        193     18,519       784      19,303
  Loans                              19,572        3,346     6,182       7,477      6,697     43,274    13,292      56,566
                                    ----------------------------------------------------------------------------------------
Total Earning Assets                $25,757       $8,950   $14,755      $8,898     $6,890    $65,250   $14,076     $79,326
                                    ----------------------------------------------------------------------------------------

Interest and non-interest bearing
liabilities: (1)

  Commercial DDA (3)                $ 6,070       $    -    $3,642      $2,428      $   -    $12,140     $   -     $12,140
   Personal DDA (3)                       -            -     1,429         476        476      2,381         -       2,381
  TT&L Note                              63            -         -           -          -         63         -          63
  Savings(3)                              -            -     2,593         864        864      4,321         -       4,321
  Money Market(3)                         -        2,866     2,866          -           -      5,732         -       5,732
  NOW(3)                                  -            -     5,950       1,983      1,983      9,916         -       9,916
  Certificates                       10,382       25,056     3,966       3,363         25     42,792         -      42,792
  Repurchase Agreements                 981            -         -           -          -        981         -         981
                                    ----------------------------------------------------------------------------------------
Total Interest and non interest
  bearing liabilities               $17,496      $27,922   $20,446      $9,114     $3,348    $78,326     $   -     $78,326
                                    ----------------------------------------------------------------------------------------


Interest sensitivity                  8,261      (18,972)   (5,691)       (216)     3,542    (13,076)   14,076       1,000
gap

Cumulative gap                        8,261      (10,711)  (16,402)    (16,618)   (13,076)

Ratio interest sensitive assets
to interest-sensitive liabilities      1.47         0.32      0.72        0.98       2.06       0.83

Ratio of cumulative gap to
 total earning assets                 10.41%      -13.50%   -20.68%     -20.95%    -16.48%

(1) Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.
(2)  Presented on an amortized cost basis.
(3) Based on the proposed range of permissible maturities for non-maturity deposits issued by the banking agencies in the Joint Policy Statement (August 2, 1995): Supervisory Policy Statement Concerning a Supervisory Framework for Measuring and Assessing Banks' Interest Rate Risk Exposure)
(4)  Includes non-interest bearing liabilities.

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

            Table 5 presents the components of net interest income. Table 6 allocates changes in volume and rate on net interest earnings.

Table 5:  Components of Net Interest Income
For the years ended December 31,                                          1998                                  1997
 (Dollars in thousands)
                                                         Average                Average          Average              Average
                                                         Balance(1)   Interest     yield/rate    Balance(1) Interest yield/rate
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))                     $  53,597    $  5,030       9.33%       $ 48,166    $ 4,531  9.41%
Investment securities-taxable (4)                           19,868       1,212       6.10%         21,818      1,330  6.10%
Investment securities- non-taxable (1) (4)                   1,009          70       6.93%            672         31  4.61%
Federal Funds                                                6,108         332       5.44%          6,122        334  5.46%
                                                         ---------    --------       ----        --------    -------  ----
Total Interest earning assets                            $  80,582    $  6,643       8.21%       $ 76,778    $ 6,226  8.11%
                                                         ---------    --------       ----        --------    -------  ----
Noninterest earning assets:
Cash and due from banks                                      2,919                                  2,644
Allowance for loan losses
                                                             (919)                                  (843)
Other real estate owned                                        429                                    442
Premises and equipment                                       1,541                                    831
Other assets                                                 1,958                                  1,524
                                                         ---------                               --------
Total Assets                                             $  86,510                               $ 81,376
                                                         =========                               ========

Liabilities and stockholders' equity
 Interest bearing liabilities:
Money Market and NOW accounts                            $  12,988     $   341      2.63%        $ 12,849     $  341  2.65%
Savings Deposits                                             4,609         147      3.19%           5,050        176  3.49%
Savings Certificates                                        36,572       2,002      5.47%          34,599      1,937  5.60%
Large denomination certificates                              8,436         474      5.62%           6,482        379  5.85%
Securities sold under agreements to repurchase               2,081          84      4.04%           1,810         73  4.03%
Short-term borrowings                                           70           3      4.29%              75          3  4.00%
                                                         ---------    --------       ----        --------    -------  ----
Total interest bearing liabilities                       $  64,756    $  3,051       4.71%       $ 60,865    $ 2,909  4.78%
                                                         ---------    --------       ----        --------    -------  ----

Noninterest bearing liabilities:
Demand deposits                                             13,297                                 12,341
Other                                                                                               1,563
                                                         ---------                               --------
                                                              839
 Total Liabilities                                          78,892                                 74,769
Stockholders' equity                                         7,618                                  6,607
                                                         ---------                               --------

  Total liabilities and stockholders'
      equity                                             $  86,510                               $ 81,376
                                                         =========                               ========

Net interest earnings                                                 $  3,592                               $ 3,317
                                                                      ========                               =======

Net interest yield  margin on average interest earning
 assets (taxable equivalent basis)                                                   4.46%                            4.32%
                                                                                     ====                             ====

Less tax equivalent adjustment                                        $    (76)                              $   (41)
                                                                      --------                               -------
Net interest income                                                   $  3,516                               $ 3,276
                                                                      ========                               =======

 Net interest spread (taxable
    equivalent basis)                                                                3.53%                            3.33%
                                                                                     ====                            ====

(1) Daily average balances are calculated using the aggregate daily average balances on a monthly basis.
(2) Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(3) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(4) The yield/rate of the investment securities is computed using the amortized cost basis.

Table 6: Effect of Changes in Volume and Rate on Net  Interest  Earnings For the
years ended December 31, (1) (Dollars in thousands)
                                               1998 / 1997                                     1997 / 1996
                                                                    (Dollars in thousands)
                                            Increase (Decrease)                             Increase (Decrease)
                                           Due to Change In (1):                            Due to Change In (1):

                                      Volume       Rate        Total                    Volume      Rate        Total
Interest income (2):
  Loans                                $513        ($14)        $499                     $412        ($26)       $386
  Taxable securities                   (119)          1         (118)                     454          23         477
  Non-taxable securities                 19          20           39                       23          (2)         21
  Federal funds sold                     (1)         (1)          (2)                    (136)         14        (122)
                                       ----         ----        ----                     ----        ----        ----
    Total interest income              $412         ($6)        $418                     $753          $9        $762
                                       ----         ----        ----                     ----        ----        ----

Interest expense:
  Money Market and NOW
    accounts                              3          (3)          (0)                     (38)        (28)        (66)
  Savings                               (15)        (14)         (29)                      11           7          18
  Certificates                          110         (45)          65                      365         (27)        338
  Certificates of $100,000
    or more                             109         (14)          95                        2          49          51
  Securities sold under
   agreements to repurchase              11           -           11                       72           -          72
  Short-term borrowings                   -           -            -                        -           -           -
                                       ----         ----        ----                     ----        ----        ----
    Total interest expense              218         (76)         142                      412           1         413
                                       ----         ----        ----                     ----        ----        ----

Net change in interest
  earnings                         $   194      $    82      $   276                   $  341      $    8     $   349
                                   =======      =======      =======                   ======      ======     =======

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar of the changes in each.
(2) Interest income includes taxable equivalent adjustments of $76,000 in 1998 and $41,000 in 1997, which are used to adjust interest on tax exempt assets to a fully taxable basis.

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

         In 1998, the provision for loan losses was $66 thousand compared to the $88 thousand provision for loan losses in 1997. Net loans charged-off in 1998 were $60 thousand compared to $42 thousand in 1997.


               Table 7 summarizes activity in the Allowance for Loan Losses and provides statistics on non-performing assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.

Table 7:  Summary of the Allowance For Loan Losses
                Non-performing Assets and Past Due Loans and Selected Loan Loss Statistics

For The Years Ended
December 31,                                                        1998               1997
(Dollars in Thousands)
Allowance for Loan Losses:
Balance, December 31                                             $   889            $   843
Charge-offs:
   Commercial                                                          0                  0
   Real estate                                                        41                  2
   Consumer                                                           40                 47
                                                                   -----              -----
      Total loans charged-off                                         81                 49
                                                                   -----              -----
Recoveries:
   Commercial                                                          0                  0
   Real estate                                                        15                  5
   Consumer                                                            6                  2
                                                                   -----              -----
      Total recoveries                                                21                  7
Net charge-offs                                                       60                 42
                                                                   =====              =====
Provision for loan losses                                             66                 88
                                                                   -----              -----
Balance, December 31, 1998                                          $895               $889
                                                                   -----              -----

Ratio of net charge-offs to average loans outstanding               0.11%              0.09%
                                                                   -----              -----

Ratio of allowance for loan losses to loans at period-end           1.58%              1.71%
                                                                   -----              -----


Non-performing Assets and Loans Past Due 90 Days
   Non-accrual loans                                             $   424            $    27
   Other real estate owned                                           429                429
                                                                   -----              -----

      Total non-performing assets                                $   853            $   456
                                                                 =======            =======


   Ratio of non-performing assets to total assets                   0.98%              0.55%

   Non-accrual loans:
      Interest income that would have been recorded
      under original terms                                           $57                 $4
                                                                 =======            =======

     Interest income recorded during the period                       $0                 $0
                                                                 =======            =======

   Loans 90 days past due and still accruing                        $162                $15
                                                                 =======            =======

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

Table 8:  Allocation of the Allowance for Loan Losses
As of December 31, 1998 and 1997

                                                     1998                                 1997

                                                           Percent                              Percent
                                               Amount     of Total                  Amount     of Total
                                            -------------------------            -------------------------
Commercial                                     $ 188             21%                 $ 160            18%
Real estate - mortgage                           618             69%                   640            72%
Real estate - construction                        18              2%                    27             3%
Consumer                                          71              8%                    62             7%
                                               -----            ---                  -----           ---

                                               $ 895            100%                 $   889         100%
                                               =====            ===              =   ========        ===

POTENTIAL PROBLEM LOANS

          At December 31, 1998 and 1997, loans on either non-accrual status or loans past due 90 days or more and still accruing amounted to $586 thousand and $42 thousand, respectively. In addition to these loans, at December 31, 1998, the Company had approximately $738 thousand of loans that have been internally classified, and $313 thousand which require more than normal attention and are potential problem loans. The Company has considered these loans in establishing the level of the allowance for loan losses. At December 31, 1997, loans that had been internally classified or which required more than normal attention and were potential problem loans were $828 thousand $823 thousand, respectively.

CREDIT RISK AND REGULATORY MATTERS:

               Credit risk, the risk of loss from default, is inherent in lending. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Management and the board of directors of the Company believe the allowance is a reasonable estimate of potential loss exposure in the loan portfolio at year end, however, many factors affecting the ability of borrowers to repay their loans, including economic factors beyond the control of the Company or the borrowers, will impact this estimate on an ongoing basis.

               Reports of examinations furnished by state and federal banking authorities are also considered by management. Regulatory agencies periodically review the allowance for loan losses as part of their examination process and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. A federal examination of the Company and the Bank was conducted in the second quarter of 1998 for the balance sheet dated March 31, 1998. No additions to the allowance for loan losses were recommended as a result of the examination. Regulators did not perform a regular examination of the Company or the Bank in 1997.

NONPERFORMING ASSETS:

               Non-performing assets consist of loans on non-accrual status and other real estate owned. Loans are placed on non-accrual status when they become over 90 days past due unless such loans are fully collateralized and, in management's judgment, are collectible. Other real estate owned consists of real estate acquired in settlement of loans. These properties are carried at the lower of cost or estimated fair value. Losses from the acquisition of other real estate owned in full or partial satisfaction of a loan are charged to the allowance for loan losses. Subsequent declines in value or losses upon disposition are charged to non-interest expense.

               Table 9 provides an analysis of the size, number and collateral composition of non-performing assets at December 31, 1998.

Table 9:  Non-performing Assets

                                                        Number                                  Total
                                                      of items            Balance              Dollars
                                                      --------            -------              -------
Non-performing assets by dollar amount:
$100,000 - $200,000                                          6             $  712                  83%
$50,000 - $100,000                                           1                 76                   9%
$50,000 and under                                           43                 65                   8%
                                                      --------             ------                 ---
                                                            50             $  853                 100%
                                                      --------             ------                 ---

Non-performing assets by collateral composition:
 1 - 4 Family residential                                    1             $  127
Multi-family residential                                     3                302
Automobile, equipment and other                              4                396
Uncollateralized                                            42                 28
                                                      --------             ------
                                                            50             $  853
                                                      --------             ------

LOAN PORTFOLIO:

         The loan portfolio is the largest category of the Company's earning assets. Table 10 shows the type and maturity of loans outstanding as of December 31, 1998.

Table 10:  Loan Maturities
 (Dollars in
thousands)
                                                        After 1
                                       Within          but within         After
                                       1 year           5 years          5 years
                                       ------           -------          -------
Commercial                            $ 6,313           $ 2,838          $ 2,450
Real estate-mortgage                    6,698            12,679           19,678
Real estate-construction                1,422              -                -
Consumer                                  323             4,062              103
                                       ------           -------          -------
                                      $14,756           $19,579          $22,231

Loans maturing after 1 year with:
Fixed interest rates                                    $14,899          $19,831
Variable interest                                         4,680            2,400
rates
                                                        -------          -------
                                                        $19,579          $22,231

Table 11 includes loans collateralized by real estate at December 31, 1998. Some of these loans are included in commercial loans for purposes of Table 10.

Table 11:  Loans Collateralized By Real Estate

                                                                                 Percentage
                                                                                  of total
                                                              Amount            loan portfolio
                                                                 (Dollars in thousands)
                                                          -------------------------------------
Construction and land development                            $ 1,455                  3%
Collateralized by 1 - 4 family residential properties         17,302                 33%
Collateralized by multi-family residential properties          2,065                  4%
Collateralized by non-farm non-residential properties         19,655                 38%
                                                             -------
                                                             $40,477                 78%

INVESTMENT PORTFOLIO:

               The company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The investment portfolio is used to provide liquidity in the event of the withdrawal of large deposits or to satisfy unusual loan demands, and consists primarily of U.S. Treasury and government agency securities.

               Table  12  shows  the  maturities  of  investment  securities  at
December  31,1998,   and  the  weighted  average  yields  to  maturity  of  such securities:

Table 12:  Investment Securities (1)
                December 31, 1998
                Dollars in thousands
                    1 year or less        1 - 2 years (2)     2 - 3 years      3 - 4 years(3     4 - 5 years   Over 5 years (4)
                    ------------------------------------------------------------------------------------------------------------
U.S.Treasury,
government
agencies, state     Amount     Yield       Amount    Yield   Amount   Yield    Amount   Yield   Amount   Yield  Amount  Yield
and political
subdivisions        $6,496     6.06%       $5,186    5.79%   $2,522   5.77%    $1,550   6.31%   $1,252   6.03%  $1,448  5.62%
Other               $    -        -        $   65    6.00%   $    -      -     $    -      -    $    -      -   $  784  8.25%
                    ------------------------------------------------------------------------------------------------------------
                    $6,496     6.06%       $5,251    5.89%   $2,522   5.77%    $ 1,550  6.31%   $1,252   6.03%  $2,232  6.93%

(1)  Presented on an amortized cost basis
(2)  Includes a $225,938 tax-exempt security with a yield of 4.30%
(3)  Includes a $252,026 tax-exempt security with a yield of 4.50%
(4) Includes $537,040 in tax-exempt securities with a weighted average yield of 4.78%


DEPOSITS:

               The Company's deposit base includes large denomination certificates of deposit of $100,000 or more which represent approximately 14% of total deposits at December 31, 1998. The Bank pays market rates for these funds. Management of the Bank attempts to match large denomination certificates of deposit with rate-sensitive assets. At December 31, 1998, available short-term assets totaled $9.9 million.


Table 13: Remaining Maturities of Large Denomination Certificates of December 31, 1998
(Dollars in thousands)


Three months or less                                 Amount
                                                --------------
Over three through six months                       $   3,226
Over six through twelve months                          4,002
Over twelve months                                      2,035
    Total                                               1,143
                                                    ---------
                                                    $  10,406
                                                    ---------

NON-INTEREST  INCOME:

             A comparison of non-interest income may be found in Table 14.

Table 14:  Non-interest Income
(Dollars in thousands)
For the years ended December 31,

                                  1998                 1997        1998 over
                                                                   1997
                          ---------------------------------------------------
Service charges                 $ 224,781         $195,865       $ 28,916
Other income                      130,148           91,874         38,274
                                ---------         --------       --------
                                $ 354,929         $287,739       $ 67,190

NONINTEREST EXPENSE:

              A comparison of noninterest expense may be found in Table 15.

Table 15:  Non-interest Expense
(Dollars in thousands)
For the years ended December 31,
                                                              1998 over
                                        1998       1997     (under) 1997
                                    -------------------------------------
Salaries and employee benefits        $ 1,316    $ 1,169        $ 147
Other                                                                       48
                                    318          270
Occupancy                                                                   20
                                    185          165
Automated services                                                          21
                                    133          112
Furniture and equipment                                                     35
                                    130          95
Taxes & licenses                                                           (32)
                                    44           76
Stationery and supplies                                                     16
                                    72           56
Director's fees                                                               7
                                    54           47
Accounting and audit
                                    38           38            -
Marketing                                                                     4
                                    -----------  ------------- ----------------
                                    32           28
                                    --           --
                                    $    2,322   $             $         266
                                    ----------   -------       -------------
                                                 2,056

INCOME TAXES:

         For the year ended December 31, 1998, the Company recognized an expense of $421 thousand. This represents a $19 thousand decrease from the $440 thousand expense for 1997. See Note 11 of the Consolidated Financial Statements for additional information with respect to income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This
Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.

It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management will assess the impact, if any on the consolidated Company's financial statements.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This SOP is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Generally, internal costs with respect to software configuration and interface, coding, installation to hardware, testing (including parallel processing), and data conversion costs allowing access of old data by new systems should be capitalized. All other data conversion costs, training, application maintenance, and ongoing support activities should be expensed. The Company will adopt this SOP in 1999 and does not expect it to have a material effect on the Company's consolidated financial condition or consolidated results of operations.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, in April 1998. The SOP requires such costs to be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating activities, and it changes existing practice for some industries. The SOP broadly defines start-up activities as those one-time activities that relate to the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process in an existing facility, doing business with a new class of customer or beneficiary, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Consistent with banking industry practice it is the consolidated Company's policy to expenses such costs. Therefore, this SOP is not expected to materially affect the consolidated Company's financial position or results of operations.

YEAR 2000 PROJECT:

              The Company continues to monitor and revise its Year 2000 project plan to ensure there will be no material adverse effects on customers or disruption of operations as a result of a failure of the Company or third parties to properly process data, on or after January 1, 2000.

         The Company's project team developed a plan that consists of five phases: Awareness, Assessment, Renovation, Validation and Implementation. The plan was patterned after the Federal Financial Institution Examination Council interagency statement of May 5, 1997. The Awareness, Assessment and Renovation phases are substantially complete; the Validation and Implementation phases are currently in process and on schedule. The core application processing system (demand and time deposit accounting, loan accounting, general ledger accounting and the customer information processing systems) of the Company and the hardware upon which it is processed were tested during the third quarter of 1998 and, based upon the results, the Company believes these systems will function properly on and after January 1, 2000.

         The company has drafted a Year 2000 business recovery contingency and testing plan in accordance with FFIEC directives. This plan defines the infrastructure that will be put in place for managing a failure after January 1, 2000. At this time, the Company anticipates that even the worst case Year 2000 scenario (loss of support from the Company's service bureau) would not have a long lasting, significant adverse effect on the Company's financial condition and results of operations for the year ending December 31, 2000 and beyond.

         The company will concentrate its efforts on customer communications and business resumption contingency plan testing during 1999. The Company expects that expenditures related to Y2K compliance will not exceed $10 thousand. The Federal Reserve Bank of Richmond reviewed the Company's compliance efforts regarding Year 2000 issues in February of 1999.


Item 7:  FINANCIAL STATEMENTS

         The financial statements of the Company are included (with an index listing of all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.


Item 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES
                None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On January 5, 1990, the Board of Directors voted to amend the by-laws to increase the size of the Board of Directors from 12 to 14 members. As of December 31, 1998, there were 10 directors.

         The following  schedule sets forth-certain  information  concerning the directors and executive officers of the Company.
                                   Term to                                                         Director
Director's Name              Age   Expire                 Principal Occupation                      Since
---------------              ---   ------                 --------------------                      -----
Lisa F. Chandler              44    2000    Executive Vice-President of Nancy Chandler Associates,   1998
                                            Inc.

James A. Cummings             56    2001    Vice-President of Southern Atlantic Label Company, Inc.  1992

F. Dudley Fulton              50    1999    President and Chief Executive Officer of Henderson and   1991
                                            Phillips, Inc.

Henry U. Harris, III          47    2000    President of Virginia Investment Counselors, Inc.        1992
                                            Vice-Chairman of the Board since 1995.

Stephen A. Johnsen            53    2000    President of Flagship Group, LTD.  Secretary of the      1988
                                            Board since 1995.

Robert J. Keogh               50    2001    President and Chief Executive Officer of the Company     1988
                                            since 1992; President and Chief Executive Officer of
                                            Heritage Bank & Trust since 1988.

Peter M. Meredith, Jr.        47    2001    Chairman and Chief Executive Officer of Meredith         1992
                                            Construction Company, Inc.  Chairman of the Board
                                            since 1995.

Gerald L. Parks               65    1999    Chairman of the Board of Capes Shipping Agencies, Inc.   1987

Ross C. Reeves                50    1999    Member of the law firm of Willcox & Savage, P.C.         1994

Harvey W. Roberts, III        54    2001    Partner in the accounting firm of McPhillips, Roberts    1993
                                            and Deans.

Item 10.  EXECUTIVE COMPENSATION

1.  CASH COMPENSATION:

         Set forth below is information concerning the compensation paid to the Company's executive officer.




Summary Compensation Table
Annual Compensation (1)
                                                                                      Director's
Name and Principal Position                  Year         Salary          Bonus          Fees
----------------------------------------------------------------------------------------------------------------
Robert J. Keogh
 President & Chief Executive Officer         1998        $ 97,190        $ 29,800       $ 4,800
                                             1997        $ 94,725        $ 34,800       $ 4,800
                                             1996        $ 93,450        $ 23,700       $ 4,800

(1)  No compensation earned in either year was deferred.

2.  COMPENSATION PURSUANT TO PLANS:


EMPLOYEE STOCK OPTION PLAN

         As  of  December  31,  1998,   stock  options  for  96,650  shares  are
outstanding and, of these shares, 78,575 are exercisable. Options are granted and are exercisable at option prices ranging from $4.60 to $9.50 per share. See disclosures regarding stock option plans in Note 10 to the Consolidated Financial Statements.

DEFERRED COMPENSATION AND RETIREMENT ARRANGEMENTS

         In 1985, Heritage Bank & Trust entered into deferred compensation and retirement arrangements with seven directors and one officer. Each participant is fully vested. The Company's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active service or employment.

         Upon reaching age 70, each participant will receive a retirement benefit ranging from $391 to $3,355 per month for each of the next 120 months. If the participant dies prior to reaching age 70, his beneficiary will begin receiving the monthly retirement benefits. The bank has purchased life insurance contracts in order to fund the expected liabilities under the deferred compensation arrangements. As of December 31, 1998, Heritage Bank & Trust had accrued $190,489 to reflect the anticipated liability.

         In 1990, Robert J. Keogh, President of Heritage Bank & Trust, became a participant in the Heritage Bank & Trust Executive Security Plan. In the event Mr. Keogh dies prior to age 65, his beneficiary will receive monthly payments of $4,167 for each of the next 180 months. Upon his retirement at age 65, Mr. Keogh will receive $4,167 per month for each of the next 180 months or until his death, and thereafter other beneficiaries will receive such retirement benefits. Heritage Bank & Trust funds this obligation through a life insurance contract. Heritage Bank & Trust had accrued $72,811 as of December 31, 1998 to reflect the anticipated liability.

         Effective January 1, 1984, the Board of Directors adopted an Employee's Stock Bonus Plan and Trust (the "ESOP"). The ESOP covered substantially all employees, whereby funds contributed were used to purchase outstanding common stock of the Company. Contributions were allocated to the participants based on the employee/participant's annual compensation. The Company made no contribution to the plan for years ending December 31, 1998 and 1997. In October of 1995, the trustees of the ESOP voted to terminate the plan and the participants in the plan were notified of their options concerning distribution of their shares in the plan in accordance with the terms of the ESOP and applicable law.
At December 31, 1998, all shares in the plan had been distributed.

         Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401K"). The Company may contribute cash to the 401K annually, as determined each year by the Board of Directors. Contributions to the 401K are allocated to its participants based on the employee/participant's contributions to the plan. Eligible participants in the 401K include all employees who have completed six months of service (500 hours) beginning with the effective date of the 401K. Benefits will be payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the 401K in two years and the vested percentage is increased annually, reaching 100% after six years. Participants are automatically 100% vested in the 401K upon reaching age 65, death or disability. The Company has the right to amend or terminate the 401K. The Company expensed $55,000 and $36,000 for plan contributions for the years ended December 31, 1998 and 1997, respectively.

         Effective January 1, 1998, the Board of Directors adopted an Employee's Stock Ownership Plan (the "ESOP"). The ESOP covers substantially all employees, whereby funds contributed are used to purchase outstanding common stock of the Company. Contributions are allocated to the participants based on the employee/participant's annual compensation. Employee participants in the ESOP includes all employees who have completed six months of service beginning with the effective date of the ESOP. Benefits are payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the ESOP in three years and the vested percentage increases annually, reaching 100% after seven years. Participants are automatically 100% vested in the ESOP upon reaching age 65, death or disability. Participants vote all shares allocated to their respective accounts and the trustees of the ESOP vote any unallocated shares. The Board of Directors of the Company has the right to amend or terminate the ESOP at any time. The Company expensed $18,000 and $12,000 for plan contributions for the years ended December 31, 1998 and 1997, respectively.

COMPENSATION OF DIRECTORS:

         Directors of the Company and Directors of Heritage Bank & Trust receive $400 for each Board of Directors' meeting attended and $100 for each committee meeting attended.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following schedule sets forth information regarding the beneficial ownership of the Company's common stock as of March 10, 1999, of (i) each of the Company's directors; (ii) each person known by the Company to be the holder of 5% or more of the Company's outstanding common stock; and (iii) all of the Company's directors and executive officers as a group.

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS
NAME OF INDIVIDUAL                                               PERCENT OF
                                                SHARES              CLASS


James A.Cummings                                 5,128 (1)           0.64%
2073 Thomas Bishop Lane
Virginia Beach, VA  23454 USA

Lisa F. Chandler                                   642               0.08%
6127 Studeley Avenue
Norfolk, VA  USA  23508

F. Dudley Fulton                                 2,700               0.37%
5306 Lakeside Avenue
Virginia Beach, VA  23451 USA

Henry U. Harris, III                            28,205  (2)          3.51%
1503 North Shore Road
Norfolk, VA  23505 USA

Stephen A. Johnsen                               3,618  (3)          0.45%
401 College Place
Norfolk, VA  23510 USA

Robert J. Keogh                                  8,695 (4)           1.08%
6146 Sylvan Street
Norfolk, VA  23508 USA

Peter M. Meredith, Jr.                          42,703 (5)           5.32%
5320 Edgewater Drive
Norfolk, VA  23508 USA

Gerald L. Parks                                  5,195 (6)           0.65%
27307 Evergreen Lane
Harborton, VA  23389  USA

Ross C. Reeves                                   4,142 (7)           0.52%
1068 Algonquin Road
Norfolk, VA  23505 USA

Harvey W. Roberts, III                          29,079 (8)           3.62%
7612 North Shore Road
Norfolk, VA  23505 USA

Directors and Executive Officers as a
     group (10 persons)                        130,407              16.24%

(1) Includes 1,500 shares owned jointly with his wife. Also includes 3,628 shares held in an investment account for Mr. Cummings
(2) Includes 3,555 shares owned by his wife. Also includes 4,249 shares held as custodian for others and 4,500 shares held in trust.
(3)  Includes 1,650 shares owned jointly with his wife.
(4) Includes 1,335 shares owned jointly with his wife. Also includes 1,998 shares owned by Scott & Stringfellow as an IRA for Mr. Keogh. Does not include 34,400 shares that may be acquired by Mr. Keogh pursuant to the Stock Option Plan for key employees of the Company. See "Compensation Pursuant to Plans." If such shares were included, Mr. Keogh would own 5.37% of the outstanding shares.
(5) Includes 10,960 shares held as Meredith Realty Company, L.L.C., 13,208 shares held as Pomar Holding, L.L.C. and 3,000 shares held as Meredith Realty Associates. Also includes 8,203 shares owned by Davenport & Company for Mr. Meredith.
(6)  Includes 4,614 shares owned jointly with his wife.
(7)  Includes 3,142 shares held as custodian for others.
(8) Includes 17,280 shares owned by his wife and 3,000 shares owned jointly with his wife. Also includes 2,112 shares owned by Scott & Stringfellow consisting of 257 shares as an IRA for Roberts & Speece, CPA, P.L.C. and 1,825 owned for Mr. Roberts.

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

         Heritage Bank & Trust occupies 7,581 square feet of space in a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership, which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of Heritage Bank & Trust own an aggregate of approximately 34% of the partnership interests. IBV Partners, L.P. and Heritage Bank & Trust entered into a lease in December 1986 which was modified in December 1997. See disclosures regarding the lease commitment in
Note 12 of the Consolidated Financial Statements.

         The Company and Heritage Bank & Trust purchase various types of business insurance through the Flagship Group LTD, of which Stephen A. Johnsen is President. Mr. Johnsen is a director and Secretary of the Company. Insurance premiums paid to the Flagship Group LTD as agent for commercial insurance providers was $27,393 during 1998. The Bank has also sold securities to the
Flagship Group LTD under agreements to repurchase, which constitute approximately 43% of the securities sold under agreements to repurchase at December 31, 1998. See Note 9 of the Consolidated Financial Statements for additional information.

         Heritage Bank & Trust has retained the law firm of Willcox & Savage, P.C. in connection with certain legal representations and expects to continue to do so in the future. Ross C. Reeves, a director of the Company is an attorney in the law firm. Fees paid to Willcox & Savage, P.C. by Heritage Bank & Trust was $12,917 in 1998.

PART IV

Item 13:  EXHIBITS AND REPORTS ON FORM 8-K

(A) (3) Exhibits:

          3.1 Articles of Incorporation. (Incorporated herein by reference to Corporation's Form 10-K for 1983 filed March 29, 1984.)

          3.2       Bylaws, as amended.

          10.1 Stock Option Plan for Employees. (Incorporated herein by reference to the Corporation's Form 10-K for 1987 filed March 25, 1988.)

          10.2      Employee's  Stock  Option  Plan.   (Incorporated  herein  by
                    reference to the Corporation's Form 10-K for 1987 filed march 25, 1988.)

          10.3 Employee Stock Ownership Plan. (Incorporated herein by reference to the Corporation's Form 10-K for 1984 filed April 12, 1985.)

          10.4 Lease dated December 29, 1996, between IBV Partners, L.P. as landlord, and Heritage Bank & Trust, as Tenant, for the lease of 7,581 square feet of space in a building located at 1450 South Military Highway, Chesapeake, Virginia. (Incorporated herein by reference to the Corporation's Form 10-K for 1986 filed March 1987.

          10.5 Amended and restated January 1, 1989, Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Corporation's Form 10-K for 1990 filed March 30, 1991.)

          10.6 Employee's Stock Ownership Plan. (Incorporated herein by reference to the Corporation's Form 10-KSB for 1997 filed March 30, 1998.)


(B)        Reports on Form 8-K

No reports were filed on Form 8-K during the year ended December 31, 1998.

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

                                    Heritage Bankshares, Inc.
                                         (Registrant)

Date:  March 24,1999                by /s/ Robert J. Keogh
                                      -----------------------------------------
                                         Robert J. Keogh, President and Chief
                                         Executive Officer

                                    by /s/ Peter M. Meredith, Jr.
                                      -----------------------------------------
                                         Peter M. Meredith, Jr., Chairman of the
                                         Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.

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

/s/ F. Dudley Fulton
-------------------------------------
F. Dudley Fulton
Director

/s/ Gerald L. Parks
-------------------------------------
Gerald L. Parks
Director

/s/ Ross C. Reeves
-------------------------------------
Ross C. Reeves
Director

/s/ Harvey W. Roberts, III
-------------------------------------
Harvey W. Roberts, III
Director

                            HERITAGE BANKSHARES, INC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM                                                                       PAGE

Report of Independent Accountants.......................................    F-1

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets....................................    F-2

         Consolidated Statements of Income..............................    F-3

         Consolidated Statements of Stockholders' Equity ...............    F-4

         Consolidated Statements of Cash Flows .........................    F-5

         Notes to Consolidated Financial Statements ....................    F-6

                                                     Consolidated
                                                     Financial Statements
                                                     Years Ended December 31,
                                                     1998 and 1997












                                               HERITAGE BANKSHARES, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Heritage Bankshares, Inc.
Norfolk, Virginia


           We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goodman & Company, L.L.P.


One Commercial Place
Norfolk, Virginia
January 28, 1999

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS


December 31,                                                                  1998                  1997
------------------------------------------------------------------------------------------------------------------

                               ASSETS

Cash and due from banks                                                 $        3,603,916     $        4,019,169
Federal funds sold                                                               3,457,492              1,697,207
Securities available for sale                                                   14,318,091             15,729,585
Securities held to maturity                                                      5,118,715              6,865,595
Loans, net                                                                      55,670,814             51,131,833
Loans held for sale                                                                938,456                110,000
Accrued interest receivable                                                        578,616                692,488
Other real estate owned                                                            428,500                428,500
Premises and equipment, net                                                      2,010,228              1,328,297
Other assets                                                                     1,166,670                998,846
                                                                      --------------------------------------------

                                                                        $       87,291,498     $       83,001,520
                                                                      ============================================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest bearing deposits                                       $       14,521,488     $       12,902,336
     Interest-bearing deposits                                                  62,761,449             59,894,701
                                                                      --------------------------------------------
                                                                                77,282,937             72,797,037
Securities sold under agreements to repurchase                                     981,271              1,945,212
Short-term borrowings                                                               63,234                 52,248
Accrued interest payable                                                           317,995                342,306
Other liabilities                                                                  567,109                783,971
                                                                      --------------------------------------------
                                                                                79,212,546             75,920,774
                                                                      --------------------------------------------

Stockholders' equity:
     Common stock,  $5 par  value -  authorized  3,000,000  shares;  issued  and outstanding:
         1998 - 801,250 shares; 1997 - 795,050 shares                            4,006,250              3,975,250
     Additional paid-in capital                                                   (351,757)              (360,790)
     Retained earnings                                                           4,336,068              3,409,668
     Accumulated other comprehensive income                                         88,391                 56,618
                                                                      --------------------------------------------
                                                                                 8,078,952              7,080,746
                                                                      --------------------------------------------

                                                                        $       87,291,498     $       83,001,520
                                                                      ============================================


                                 The notes to consolidated  financial statements
                                     are an integral part of this statement.




HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31,                                                                1998                1997
-------------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                                   $       4,976,458    $       4,490,735
                                                                                 ----------------------------------------
     Interest on investment securities:
         Available for sale                                                                 890,310              912,280
         Held to maturity                                                                   367,637              448,749
                                                                                 ----------------------------------------
                                                                                          1,257,947            1,361,029
                                                                                 ----------------------------------------

     Interest on federal funds sold                                                         332,250              333,650
                                                                                 ----------------------------------------
             Total interest income                                                        6,566,655            6,185,414
                                                                                 ----------------------------------------

Interest expense:
     Interest on deposits                                                                 2,964,137            2,832,417
     Interest on short-term borrowings                                                       86,770               76,247
                                                                                 ----------------------------------------
            Total interest expense                                                        3,050,907            2,908,664
                                                                                 ----------------------------------------

               Net interest income                                                        3,515,748            3,276,750

Provision for loan losses                                                                    65,500               88,333
                                                                                 ----------------------------------------

            Net interest income after provision for loan losses                           3,450,248            3,188,417
                                                                                 ----------------------------------------

Noninterest income:
     Services charges                                                                       224,781              195,865
     Other                                                                                  130,148               91,874
                                                                                 ----------------------------------------
                                                                                            354,929              287,739
                                                                                 ----------------------------------------

Noninterest expense:
     Salaries and employee benefits                                                       1,315,750            1,169,148
     Other                                                                                  442,481              382,528
     Occupancy expenses                                                                     185,443              164,786
     Automated services                                                                     132,961              112,003
     Furniture and equipment expense                                                        130,121               94,746
     Taxes & licenses                                                                        43,460               76,018
     Stationery and supplies                                                                 71,813               57,211
                                                                                 ----------------------------------------
                                                                                          2,322,029            2,056,440
                                                                                 ----------------------------------------

Income before income taxes                                                                1,483,148            1,419,716

Income tax expense                                                                          420,637              439,746
                                                                                 ----------------------------------------

Net income                                                                        $       1,062,511    $         979,970
                                                                                 ========================================

Earnings per common share - basic                                                 $            1.33    $            1.24
                                                                                 ========================================

Earnings per common share - assuming dilution                                     $            1.25    $            1.17
                                                                                 ========================================



                                   The notes to consolidated financial statements
                                      are an integral part of this statement.




HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years Ended December 31, 1998 and 1997
---------------------------------------------------------------------------------------------------------------------------


                                                                                       Additional
                                                       Common Stock                    Paid-in              Retained
                                           --------------------------------------
                                                Shares             Amount              Capital              Earnings
                                           -----------------  -------------------  -------------------  -------------------

Balance, December 31, 1996                          784,150    $       3,920,750    $        (380,330)    $      2,539,941


Net income for 1997                                       -                    -                    -              979,970

Net changes in unrealized appreciation
     on securities available-for-sale,
     net of applicable income taxes
            of $14,384
Total comprehensive income

Stock options exercised in 1997                      10,900               54,500               19,540                    -

Less: Dividends paid in 1997                              -                    -                    -             (110,243)
                                           --------------------------------------------------------------------------------

Balance, December 31, 1997                          795,050            3,975,250             (360,790)           3,409,668



Net income for 1998                                       -                    -                    -            1,062,511

Net changes in unrealized appreciation
     on securities available-for-sale,
     net of applicable income taxes
     of $16,368                                           -                    -                    -                    -
Total comprehensive income

Stock options exercised in 1998                       6,200               31,000                9,033                    -

Less:  Dividends paid in 1998                             -                    -                    -             (136,111)
                                           --------------------------------------------------------------------------------

Balance, December 31, 1998                          801,250    $       4,006,250    $        (351,757)    $      4,336,068
                                           ================================================================================

                                                          Accumulated
                                                             Other
                                                         Comprehensive
                                                             Income              Total
                                                       -------------------  -------------------

Balance, December 31, 1996                                         31,414    $       6,313,761
                                                                            -------------------

Net income for 1997                                                                  7,262,317

Net changes in unrealized appreciation
   on securities available-for-sale,
   net of applicable income taxes
   of $14,384                                                      25,204            7,262,317
                                                                            -------------------
Total comprehensive income                                                          14,524,634
                                                                            -------------------

Stock options exercised in 1997                                         -            7,311,153

Less: Dividends paid in 1997                                            -            7,200,910
                                                          -------------------------------------

Balance, December 31, 1997                                         56,618           35,350,458
                                                                            -------------------


Net income for 1998                                                     -           15,230,931

Net changes in unrealized appreciation
   on securities available-for-sale,
   net of applicable income taxes
   of $16,368                                                      31,773           15,230,931
                                                                            -------------------
Total comprehensive income                                                          30,461,862
                                                                            -------------------


Stock options exercised in 1998                                         -               40,033

Less:  Dividends paid in 1998                                           -           15,103,080
                                                          -------------------------------------

Balance, December 31, 1998                                         88,391    $      80,955,433
                                                          =====================================


                 The notes to consolidated financial statements
                     are an integral part of this statement.




HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                               1998                                                            1997
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income                                                                              $       1,062,511    $         979,970
     Adjustments to reconcile to net cash
         provided by operating activities:
         Provision for loan losses                                                                      65,500               88,333
         Provision for losses on real estate owned                                                           -               15,231
         Provision for depreciation and amortization                                                   116,307               71,226
         Amortization of investment security premiums,
            net of discounts                                                                            15,105                8,065
         Deferred loan origination fees, net of costs                                                   (7,538)             (15,604)
         Changes in:
            Interest receivable                                                                        113,872             (157,316)
            Interest payable                                                                           (24,311)              51,723
            Loans held for sale                                                                       (828,456)            (110,000)
            Other assets                                                                              (123,884)            (178,898)
            Other liabilities                                                                         (216,862)             246,757
                                                                                           -----------------------------------------
                Net cash provided by operating activities                                              172,244              999,487
                                                                                           -----------------------------------------

Investing activities:
     Proceeds from maturities of available-for-sale securities                                       6,154,865            2,669,820
     Proceeds from maturities, prepayments and calls of
         held- to-maturity securities                                                                2,454,675            2,625,314
     Purchases of available-for-sale securities                                                     (4,758,877)          (3,993,939)
     Purchases of held-to-maturity securities                                                         (707,394)          (3,668,293)
     Loan originations, net of principal repayments                                                 (4,596,943)          (5,945,172)
     Proceeds from condemnation of land                                                                      -                9,503
     Purchases of land, premises and equipment                                                        (810,405)            (826,055)
                                                                                           -----------------------------------------
                Net cash used by investing activities                                               (2,264,079)          (9,128,822)
                                                                                           -----------------------------------------

Financing activities:
     Net increase (decrease) in demand deposits,
         NOW accounts and savings accounts                                                           5,131,125              (92,597)
     Net increase (decrease) in certificates of deposit                                               (645,225)           4,463,043
     Net increase (decrease) in securities sold under
         agreements to repurchase                                                                     (963,941)             596,121
     Net increase (decrease) in short-term borrowings                                                   10,986              (78,304)
     Net proceeds from exercise of stock options                                                        40,033               74,040
     Cash dividends paid                                                                              (136,111)            (110,243)
                                                                                           -----------------------------------------
                Net cash provided by financing activities                                            3,436,867            4,852,060
                                                                                           -----------------------------------------

Increase (decrease) in cash and cash equivalents                                                     1,345,032           (3,277,275)

Cash and cash equivalents at beginning of year                                                       5,716,376            8,993,651
                                                                                           -----------------------------------------

Cash and cash equivalents at end of year                                                     $       7,061,408    $       5,716,376
                                                                                           =========================================

Supplemental schedules and cash flow information:

     Cash paid for:
         Interest on deposits and other borrowings                                         $         3,075,544  $         2,856,941
                                                                                           =========================================

         Income taxes                                                                      $   775,579          $           279,922
                                                                                           =========================================

                                   The notes to consolidated financial statements
                                      are an integral part of this statement.

                                                        F- 5

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


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

           Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. are wholly-owned subsidiaries, which own an interest in providers of title and trust services. As these subsidiaries own a less than ten percent (10%) interest in other companies, the financial activities pertaining to these interests are recorded on the cost method of accounting for investments. The Company's strategic relationship with these entities provides the Bank with the ability to provide title and trust services to its customers.


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

        Securities

        Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term, if any, are classified as "trading securities" and reflected at fair value, with unrealized gains and losses included in earnings. Investments not classified as either of the above are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using the interest method over the period to maturity on held-to-maturity and available-for-sale securities. Other-than- temporary declines in the fair value of individual held-to-maturity and available-for-sale securities, if any, result in write-downs of the individual securities to fair value. Gains and losses are determined using the specific-identification method.

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

        Loans Held For Sale

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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


                         (Notes continued on next page)

        Other Real Estate Owned

        Other real estate owned is comprised of real estate acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Bank receives physical possession of the debtor's real estate. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell.

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

        Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.



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

        Deferred Compensation Plans

        The Bank maintains deferred compensation and retirement arrangements with certain directors and officers. The Company's policy is to accrue the present value of estimated amounts to be paid under the contracts over the expected period of active employment. The Bank purchased life insurance contracts to fund the expected liabilities under the contracts.

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

        Comprehensive Income

        The Company adopted newly-issued FASB Statement No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of FASB Statement No. 130 had no effect on the Corporation's net income or shareholders' equity.

        The components of other comprehensive income and related tax effects are as follows:

                                                                                    1998              1997
                                                                               --------------    --------------

        Unrealized holding gains on available-for-sale securities              $       50,346    $       41,947
        Reclassification adjustment for gains realized in income                       (2,205)           (2,359)
                                                                               -----------------------------------
        Net unrealized gains                                                           48,141            39,588

        Tax effect                                                                    (16,368)          (14,384)
                                                                               -----------------------------------

        Net-of-tax amount                                                      $       31,773    $       25,204
                                                                               ===================================

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
                                                                                    December 31,
                                                                          -----------------------------------
Condensed Balance Sheets

Assets                                                                       1998                    1997
                                                                          -----------------------------------

Cash on deposit with Heritage Bank and Trust                             $   257,382              $    39,920
Investment in Heritage Bank and Trust                                      7,675,357                6,720,165
Investment in non-bank subsidiaries                                          217,549                  217,549
Premises and equipment                                                         3,559                   11,755
Other assets                                                                  79,783                  509,497
                                                                          -----------------------------------

        Total assets                                                     $ 8,233,630              $ 7,498,886
                                                                         ====================================


Liabilities and Stockholders' Equity

Other liabilities                                                        $   154,678              $   418,140
Common stock                                                               4,006,250                3,975,250
Additional paid-in capital                                                  (351,757)                (360,790)
Retained earnings                                                          4,336,068                3,409,668
Accumulated other comprehensive income                                        88,391                   56,618
                                                                          -----------------------------------

        Total liabilities and stockholders' equity                       $ 8,233,630              $ 7,498,886
                                                                         ====================================


                                                                               Years Ended December 31,
Condensed Statements of Income                                                1998                    1997
                                                                          -----------------------------------

Income:
   Dividends from subsidiary bank                                        $   136,111              $   195,243
   Other                                                                      12,000                   12,759
                                                                          -----------------------------------
                                                                             148,111                  208,002
Expenses:
   Other                                                                      30,082                   27,443
                                                                          -----------------------------------

Income before income taxes and equity in undistributed net
     income of subsidiaries                                                  118,029                  180,559
Applicable income tax benefit                                                 21,063                   22,693
                                                                          -----------------------------------

Income before equity in undistributed net income of subsidiaries             139,092                  203,252

Equity in undistributed net income of subsidiaries                           923,419                  776,718
                                                                          -----------------------------------

        Net income                                                       $ 1,062,511              $   979,970
                                                                         ====================================


                         (Notes continued on next page)

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.
           (PARENT COMPANY ONLY) (Continued)

                                                                               Years Ended December 31,
Condensed Statements of Cash Flows                                           1998                    1997
                                                                          -----------------------------------

Operating activities:
Net income                                                               $ 1,062,511              $   979,970
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation                                                                8,196                    8,196
   Undistributed net income of subsidiaries                                 (923,419)                (776,718)
   Changes in:
      Other assets                                                           429,714                 (264,464)
      Other liabilities                                                     (263,462)                (205,524)
                                                                          -----------------------------------
Net cash provided by operating activities                                    313,540                  152,508
                                                                          -----------------------------------


Investing activities:
   Investment in Sentinel Trust Services, L.L.C                                 --                    (85,000)
                                                                          -----------------------------------


Financing activities:
Net proceeds from exercise of stock options                                   40,033                   74,040
Cash dividends paid                                                         (136,111)                (110,243)
                                                                          -----------------------------------

Net cash used by financing activities                                        (96,078)                 (36,203)
                                                                          -----------------------------------


Net increase (decrease) in cash and cash equivalents                         217,462                   31,305

Cash and cash equivalents at beginning of year                                39,920                    8,615
                                                                          -----------------------------------

Cash and cash equivalents at end of year                                 $   257,382              $    39,920
                                                                          -----------------------------------

        Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to Federal Regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 1998, dividends from the Bank to the Company are limited to approximately $2,130,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust's stockholder's equity. At December 31, 1998, such maximum amount available is approximately $768,000.


NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

        The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $746,000 for the year ended December 31, 1998, with the average reserve requirement for the same period being approximately $726,000. On December 31, 1998, the reserve balance was approximately $753,000.


                         (Notes continued on next page)

NOTE 5 - SECURITIES

        Securities at December 31, 1998 and 1997 are as follows:

                                                              Gross                   Gross
                                    Amortized              Unrealized               Unrealized          Estimated
                                       Cost                   Gains                   Losses            Fair Value
                                    ---------              ----------               ----------          ---------
December 31, 1998:
   Securities available for sale
     U.S. Treasury                 $ 5,999,454             $    83,666              $       -           $ 6,083,120
     U.S. government agencies        7,038,469                  51,222                7,083,240               6,451
     Mortgage-backed securities      1,180,599                   8,528                  959,947
     States and political
        subdivisions                   193,643                 191,784                      -                 1,859
                                   -----------             -----------              -----------         -----------

                                   $14,184,165             $14,318,091              $   143,416         $     9,490
                                   ===========             ===========              ===========         ===========


   Securities held to maturity:
     U.S. Treasury                 $ 1,742,557             $    28,856              $       -           $ 1,771,413
     U.S. government agencies        1,706,042                  18,671                      -             1,724,713
     States and political
        subdivisions                   821,361                  27,118                      -               848,479
     Other                             848,755                     -                        -               848,755
                                   -----------             -----------              -----------         -----------

                                   $ 5,118,715             $    74,645              $       -           $ 5,193,360
                                   ===========             ===========              ===========         ===========

December 31, 1997:
   Securities available for sale
     U.S. Treasury                 $ 9,997,043             $    50,198              $       121         $10,047,120
     U.S. government agencies        4,817,324                  25,776                    2,359           4,840,741
     Mortgage-backed securities        829,433                 841,724                   13,082                 791
                                   -----------             -----------              -----------         -----------

                                   $15,643,800             $    89,056              $15,729,585         $     3,271
                                   ===========             ===========              ===========         ===========

   Securities held to maturity:
     U.S. Treasury                 $ 2,233,944             $    17,934              $       -           $ 2,251,878
     U.S. government agencies        2,702,120                  14,178                      554           2,715,744
     Mortgage-backed securities        455,649                     -                      1,327             454,322
                                                                                                        ===========
     States and political
        subdivisions                   827,582                  15,457                      -               843,039
     Other                             646,300                     -                        -               646,300
                                   -----------             -----------              -----------         -----------

                                   $ 6,865,595             $    47,569              $     1,881         $ 6,911,283
                                   ===========             ===========              ===========         ===========

         Other securities include restricted investments of $846,300 and $646,300 at December 31, 1998 and 1997, respectively. These securities do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost and periodically evaluated for impairment.


                         (Notes continued on next page)

          Investment securities having carrying values of $3,910,064 and $4,363,566 at December 31, 1998 and 1997, respectively, are pledged to secure deposits of the U.S. Government and the Commonwealth of Virginia. The estimated fair values of these securities were $3,969,068 and $4,395,129 at December 31, 1998 and 1997, respectively.

          The amortized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 1998 are as follows:

                                              Securities Held to Maturity     Securities Available for Sale
                                              ---------------------------     -----------------------------
                                              Amortized       Estimated         Amortized       Estimated
                                                Cost          Fair Value          Cost          Fair Value
                                             ------------    ------------     ------------     ------------
     Due in one year or less                 $    749,669    $    754,223     $  5,746,761     $  5,782,573
     Due from one year to five years            3,241,794       3,295,629        7,333,183        7,428,860
     Due from five years to ten years                 -               -            324,910          330,073
     Due after ten years                        1,127,252       1,143,509          779,311          776,585
                                             ------------    ------------     ------------     ------------
                                             $  5,118,715    $  5,193,360      $ 14,184,165    $ 14,318,091
                                             ============    ============      ============    ============



NOTE 6 - LOANS

Loans consist of the following:

                                                                                     December 31,
                                                                         ------------------------------------
                                                                             1998                     1997
                                                                         -----------              -----------
Gross loans:
  Commercial                                                             $11,600,892              $ 9,359,223
  Real estate - mortgage                                                  39,055,029               37,317,500
  Real estate - construction                                               1,421,877                1,626,634
  Installment and consumer loans                                           4,487,861                3,717,860
                                                                         -----------              -----------
     Total gross loans                                                    56,565,659               52,021,217

  Less - allowance for loan losses                                          (894,845)                (889,384)
                                                                         -----------              -----------

     Loans, net                                                          $55,670,814              $51,131,833
                                                                         ===========              ===========

        A summary of the activity in the allowance for loan losses account is as follows:


                                                                                 Years Ended December 31,
                                                                         ------------------------------------
                                                                             1998                     1997
                                                                         -----------              -----------

Balance, beginning of year                                               $   889,384              $   842,715
Provision charged to operations                                               65,500                   88,333
Loans charged-off                                                            (81,338)                 (48,690)
Recoveries                                                                    21,299                    7,026
                                                                                                  -----------

   Balance, end of year                                                  $   894,845              $   889,384
                                                                         ===========              ===========

                                          (Notes continued on next page)

NOTE 6 - LOANS (Continued)

         The following is a summary of information pertaining to impaired loans:
                                                                                              December 31,
                                                                                     -------------------------------
                                                                                          1998              1997
                                                                                     -------------      ------------
           Impaired loans without a valuation allowance                              $         -        $        -
           Impaired loans with a valuation allowance                                       424,210            26,866
                                                                                     -------------      ------------

           Total impaired loans                                                      $     424,210      $     26,866
                                                                                     =============      ============

           Valuation allowance related to impaired loans                             $     212,100      $     550
                                                                                     =============      ============

                                                                                         Years Ended December 31,
                                                                                     -------------------------------
                                                                                          1998              1997
                                                                                     -------------      ------------

           Average investment in impaired loans                                      $     490,000      $     20,000
                                                                                     =============      ============

           Interest income recognized on impaired loans                              $         -        $        -
                                                                                     =============      ============

           Interest income recognized on a cash basis on impaired
              loans                                                                  $         -        $        -
                                                                                     =============      ============

         No additional funds are committed to be advanced in connection with impaired loans.

         Loans on which the accrual of interest has been discontinued amount to $424,210 and $26,866 at December 31, 1998 and 1997, respectively. If interest on these loans had been accrued, such income would have approximated $56,922 and $3,545 for 1998 and 1997, respectively. No interest income was recognized or received on these loans in 1998 and 1997.


NOTE 7 - PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:

                                                                                                December 31,
                                                                                    ------------------------------------
                                                                                           1998                1997
                                                                                    ----------------    ----------------
               Land and improvements                                                $        612,567    $        252,829
               Buildings                                                                   1,505,217           1,166,522
               Leasehold improvements                                                          7,951               7,951
               Equipment, furniture and fixtures                                           1,043,663           1,182,723
                                                                                    ----------------    ----------------
                                                                                           3,169,398           2,610,025
               Less - accumulated depreciation                                            (1,159,170)         (1,281,728)
                                                                                    ----------------    ----------------

                                                                                    $      2,010,228    $      1,328,297
                                                                                    ================    ================

         Depreciation charged to operating expense for the years ended December 31, 1998 and 1997 was $116,307 and $71,226, respectively.

                         (Notes continued on next page)

NOTE 8 - DEPOSITS

         Interest bearing deposits consist of the following:

                                                                                                December 31,
                                                                                    ------------------------------------
                                                                                           1998                1997
                                                                                    ----------------    ----------------
           Money Market and NOW account deposits                                    $     15,648,268    $     11,870,772
           Savings deposits                                                                4,321,485           4,587,008
           Certificates of deposit $100,000 and over                                      10,405,870           8,128,297
           Other time deposits                                                            32,385,826          35,308,624
                                                                                    ----------------    ----------------

                                                                                    $     62,761,449    $     59,894,701
                                                                                    ================    ================

         At December 31, 1998, the scheduled maturities of time deposits are as follows:

           1999                               $   35,489,924
           2000                                    3,913,845
           2001                                    3,362,927
           2002                                          -
           2003                                          -
           Thereafter                                 25,000
                                              --------------

                                              $   42,791,696


NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
BORROWINGS

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Investment securities with carrying values of $3,002,067 and $3,019,065 at December 31, 1998 and 1997, respectively, are pledged to secure these agreements. Information concerning securities sold under agreements to repurchase is summarized, as follows:

                                                                                                December 31,
                                                                                    ------------------------------------
                                                                                           1998                1997
                                                                                    ----------------    ----------------
           Average balance during the year                                          $     2,081,131     $     1,809,640
                                                                                    ===============     ===============
           Average interest rate during the year                                               4.05%               4.05%
                                                                                    ===============     ===============
           Maximum month end balance during the year                                $     3,149,029     $     2,555,645
                                                                                    ===============     ===============

        Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

        The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5.9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential, real estate loans. As of December 31, 1998, the Bank had not borrowed any amounts on this line of credit.



                         (Notes continued on next page)

NOTE 10 - STOCK COMPENSATION PLANS

        At December 31, 1998, the Bank has fixed stock compensation plans for its officers. The Bank applies Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB
Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

        All options have ten year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted. The following is a summary of the Bank's stock option activity, and related information for the years ended
December 31,:

                                                        1998                               1997
                                              --------------------------          --------------------------
                                                               Weighted-                           Weighted-
                                                               Average                             Average
                                                               Exercise                            Exercise
                                              Options           Price             Options           Price
                                              -------           -----             -------           -----
Outstanding - Beginning of year                99,850           $7.45             110,750           $7.39
Granted                                           -               -                   -               -
Exercised                                      (6,200)           6.32             (10,900)           6.79
Forfeited                                         -               -                   -               -

Outstanding - End of year                      93,650           $7.52              99,850           $7.45

Exercisable - End of year                      78,575           $6.87              67,913           $6.87



NOTE 11 - INCOME TAXES

        The principal components of income tax expense are as follows:

                                                                                         Years Ended December 31,
                                                                                    --------------------------------
                                                                                          1998               1997
                                                                                    -------------       ------------
        Federal income tax expense - current                                          $  444,824         $  479,492

        Deferred federal income tax expense (benefit)                                    (24,187)           (39,758)
                                                                                      ----------         ----------

        Income tax expense                                                            $  420,637         $  439,746
                                                                                      ==========         ==========

                         (Notes continued on next page)

NOTE 11 - INCOME TAXES (Continued)

        Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:

                                                                                         Years Ended December 31,
                                                                                    --------------------------------
                                                                                          1998               1997
                                                                                    -------------       ------------

        Federal income tax expense - at statutory rate                                $  458,061       $    459,276
        Tax effect of:
           Tax exempt interest                                                           (44,763)           (21,003)
           Exercised stock options                                                        25,030             20,228
           Other                                                                         (17,691)           (18,755)
                                                                                      ----------       ------------

        Income tax expense                                                            $  420,637       $    439,746
                                                                                      ==========       ============

         The Company has the following  deferred tax assets and  liabilities  at
December 31, 1998 and 1997:
                                                                                          1998               1997
                                                                                    -------------       ------------
            Deferred tax assets:
               Deferred compensation                                                  $   89,522       $     94,028
               Bad debts and other provisions                                            288,603            276,116
               Other                                                                      19,208             11,895
               Interest income                                                            23,467              3,991
                                                                                    -------------       ------------

            Total deferred tax asset                                                     420,800            386,030
                                                                                    -------------       ------------

            Deferred tax liabilities:
            Deferred loan fees                                                           (36,247)           (41,666)
            Discount accretion on securities                                             (14,423)           (17,300)
            Net unrealized appreciation on available-for-
               sale securities                                                           (47,394)           (29,167)
            Fixed assets                                                                 (39,800)           (21,101)
                                                                                    -------------       ------------
                                                                                        (137,864)          (109,234)
                                                                                    -------------       ------------

            Net deferred tax asset                                                     $  282,936           $276,796
                                                                                      ==========       ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

        The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $64,439 are required each year for five years under the long-term non-cancellable lease agreement as of December 31, 1996, which expires in December, 2001. Total lease expense was $64,439 for the years 1998 and 1997, respectively.



                         (Notes continued on next page)

NOTE 13 - OTHER RELATED PARTY TRANSACTIONS

        The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $5,640,000 and $7,270,000 at December 31, 1998 and 1997, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $646,000 and $1,840,000 at December 31, 1998 and 1997, respectively. A summary of related party loan activity for Heritage Bank and Trust is as follows during 1998:


Balance, December 31, 1997              $   4,272,012
Originations - 1998                         3,333,165
Repayments - 1998                          (2,699,969)
                                        -------------

Balance, December 31, 1998              $   4,905,208
                                        =============

        In the opinion of Management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

        In the ordinary course of business, the Company has engaged in transactions with certain of its directors' companies for legal services and insurance.

        Commitments  to extend  credit and letters of credit to related  parties
amounted  to  $1,365,800   and   $1,181,800  at  December  31,  1998  and  1997,
respectively.


NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

        The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 1998 and 1997. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 14% to 18%.

                                                                    1998                                 1997
                                             ----------------------------------------------------------------
                                               Variable Rate       Fixed Rate      Variable Rate     Fixed Rate
                                                Commitments       Commitments       Commitments      Commitments

     Loan Commitments                             $  10,492,268     $  2,149,258      $  8,651,143     $  904,068

     Standby letters of credit and
        guarantees written                        $  400,465        $  47,000         $  100,000       $  223,166

     All of the guarantees outstanding at December 31, 1998 expire during 1999.

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


                         (Notes continued on next page)

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 1998, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                    For Capital           Prompt Corrective
                                              Actual              Adequacy Purposes       Action Provisions
                                         ----------------         -----------------       -----------------
                                         Amount     Ratio         Amount     Ratio         Amount     Ratio
                                         ------     -----         ------     -----         ------     -----
As of December 31, 1998:
   Total Capital
   (to Risk-Weighted Assets)          $ 8,734,000   14.73%     $ 4,711,000   8.00%      $ 5,889,000   10.00%
   Tier I Capital
   (to Risk-Weighted Assets)          $ 7,991,000   13.48%     $ 2,355,000   4.00%      $ 3,533,000    6.00%
   Tier I Capital
   (to Average Assets)                $ 7,991,000    9.24%     $ 3,460,000   4.00%      $ 4,326,000    5.00%

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                    For Capital           Prompt Corrective
                                              Actual              Adequacy Purposes       Action Provisions
                                         ----------------         -----------------       -----------------
                                         Amount     Ratio         Amount     Ratio         Amount     Ratio
                                         ------     -----         ------     -----         ------     -----
As of December 31, 1997:
   Total Capital
   (to Risk-Weighted Assets)          $ 7,663,000   15.07%     $ 4,068,000   8.00%      $ 5,085,000   10.00%
   Tier I Capital
   (to Risk-Weighted Assets)          $ 7,024,000   13.81%     $ 2,034,000   4.00%      $ 3,051,000    6.00%
   Tier I Capital
   (to Average Assets)                $ 7,024,000    8.63%     $ 3,255,000   4.00%      $ 4,069,000    5.00%

        There is no significant difference between the Bank's actual ratios disclosed above, and the related actual ratios of the Company.


                         (Notes continued on next page)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents the carrying amounts and fair value of the Bank's financial instruments at December 31, 1998 and 1997. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

                                                          1998                      1997
                                                -----------------------   ----------------------
                                                 Carrying       Fair        Carrying     Fair
                                                  Amount        Value        Amount      Value
                                                ---------     ---------   ---------    ---------
                                                 (Dollars in thousands)    (Dollars in thousands)
Financial Assets:
        Cash and cash equivalents               $   7,061     $   7,061   $   5,716    $   5,716
        Loans (net)                                56,609        58,806      51,242       52,688
        Investment securities                      19,434        19,509      22,595       22,641
        Accrued interest receivable                   579           579         692          692

Financial Liabilities:
        Deposit liabilities                        77,540        78,095      72,797       73,049
        Accrued interest payable                      318           318         342          342
        Short-term borrowings                          63            63          52           52
        Securities sold under
          agreements to repurchase                    981           981       1,945        1,945

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

                         (Notes continued on next page)

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


NOTE 17 - EARNINGS PER SHARE RECONCILIATION

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                               1998               1997
                                                                         -----------------  ----------------
Net income (numerator, basic and diluted)                                $      1,062,511   $        979,970

Weighted average shares outstanding (denominator)                                 799,496            790,450
                                                                         ----------------   ----------------

        Earnings per common share-basic                                  $           1.33      $        1.24
                                                                         ================   ================

Effect of dilutive securities:

Weighted average shares outstanding                                      $        799,496   $        790,450
Effect of stock options                                                            51,895             46,470
                                                                         ----------------   ----------------
Diluted average shares outstanding (denominator)                                  851,391            836,920
                                                                         ----------------   ----------------

        Earnings per comon share-assuming dilution                       $           1.25   $           1.17
                                                                         ================   ================



                                                     * * * * *