Form 10KSB40/A
period 1998-12-31
HERITAGE BANKSHARES INC /VA
filed 1999-04-01
CIK 719731

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     10-KSB/A

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

                               EXPLAINATORY NOTE


An error in an electronic data file effected the data presented on Page F-14,
Note 5 titled "Securities" in the notes to the Consolidated Financial Statements

NOTE 5 - SECURITIES

        Securities at December 31, 1998 and 1997 are as follows:

                                                              Gross                   Gross
                                    Amortized              Unrealized               Unrealized          Estimated
                                       Cost                   Gains                   Losses            Fair Value
                                    ---------              ----------               ----------          ---------
December 31, 1998:
   Securities available for sale
     U.S. Treasury                 $ 5,999,454             $    83,666              $       -           $ 6,083,120
     U.S. government agencies        7,038,469                  51,222                    6,451           7,083,240

     Mortgage-backed securities        952,599                   8,528                    1,180             959,947

     States and political
        subdivisions                   193,643                     -                      1,859             191,784
                                   -----------             -----------              -----------         -----------

                                   $14,184,165             $   143,416              $     9,490         $14,318,091
                                   ===========             ===========              ===========         ===========


   Securities held to maturity:
     U.S. Treasury                 $ 1,742,557             $    28,856              $       -           $ 1,771,413
     U.S. government agencies        1,706,042                  18,671                      -             1,724,713
     States and political
        subdivisions                   821,361                  27,118                      -               848,479
     Other                             848,755                     -                        -               848,755
                                   -----------             -----------              -----------         -----------

                                   $ 5,118,715             $    74,645              $       -           $ 5,193,360
                                   ===========             ===========              ===========         ===========

December 31, 1997:
   Securities available for sale
     U.S. Treasury                 $ 9,997,043             $    50,198              $       121         $10,047,120
     U.S. government agencies        4,817,324                  25,776                    2,359           4,840,741
     Mortgage-backed securities        829,433                  13,082                      791             841,724
                                   -----------             -----------              -----------         -----------

                                   $15,643,800             $    89,056              $     3,271         $15,729,585
                                   ===========             ===========              ===========         ===========

   Securities held to maturity:
     U.S. Treasury                 $ 2,233,944             $    17,934              $       -           $ 2,251,878
     U.S. government agencies        2,702,120                  14,178                      554           2,715,744
     Mortgage-backed securities        455,649                     -                      1,327             454,322
     States and political
        subdivisions                   827,582                  15,457                      -               843,039
     Other                             646,300                     -                        -               646,300
                                   -----------             -----------              -----------         -----------

                                   $ 6,865,595             $    47,569              $     1,881         $ 6,911,283
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

                                    Heritage Bankshares, Inc.
                                         (Registrant)

Date:  March 31, 1999               by /s/ Robert J. Keogh
                                      -----------------------------------------
                                         Robert J. Keogh, President and Chief
                                         Executive Officer

                                    by /s/ Peter M. Meredith, Jr.*
                                      -----------------------------------------
                                         Peter M. Meredith, Jr., Chairman of the
                                         Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

SIGNATURES

/s/ Peter M. Meredith, Jr.*
-------------------------------------
Peter M. Meredith, Jr.
Chairman of the Board of Directors

/s/ Robert J. Keogh
-------------------------------------
Robert J. Keogh
President and Chief Executive Officer & Director

/s/ Henry U. Harris, III*
-------------------------------------
Henry U. Harris, III
Vice-Chairman of the Board of Directors

/s/ Stephen A. Johnsen*
-------------------------------------
Stephen A. Johnsen
Secretary of the Board of Directors

/s/ Lisa F. Chandler*
--------------------------------------
Lisa F. Chandler
Director

/s/ James A. Cummings*
-------------------------------------
James A. Cummings
Director

/s/ F. Dudley Fulton*
-------------------------------------
F. Dudley Fulton
Director

/s/ Gerald L. Parks*
-------------------------------------
Gerald L. Parks
Director

/s/ Ross C. Reeves*
-------------------------------------
Ross C. Reeves
Director

/s/ Harvey W. Roberts, III*
-------------------------------------
Harvey W. Roberts, III
Director


*by: /s/ Robert J. Keogh
    ----------------------------------
    Robert J. Keogh, attorney-in-fact