Form 10QSB
period 1999-03-31
HERITAGE BANKSHARES INC /VA
filed 1999-05-11
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 [No Fee Required]

                      For the Quarter Ended March 31, 1999


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


                                   YES__x__ NO_____



      Common stock, par value $5.00 per share: 803,550 shares outstanding as of 5/11/99

 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:


                              Consolidated Balance Sheets

                              Consolidated Statements of Income

                              Consolidated Statements of Cash Flows

CONSOLIDATED BALANCE SHEETS
HERITAGE BANKSHARES, INC.
(dollars in thousands)
                                                               March 31,       December 31,         March 31,
                                                                 1999              1998               1998
                                                        -------------------------------------------------------
ASSETS
Cash and due from banks                                       $     4,066       $     3,604        $     3,792
Federal funds sold
                                                                    4,782             3,457              8,010
Securities available for sale
                                                                   13,149            14,318             15,152
Securities held to maturity
                                                                    4,938             5,119              6,088
Loans, net of unearned income
                                                                   57,792            56,566             50,669
Loans held for sale
                                                                      193               938              1,181
 Allowance for loan losses
                                                                    (904)             (895)              (906)
Loans, net of unearned income and allowance
                                                                   57,081            56,609             49,763
Accrued interest receivable
                                                                      657               579                559
Premises and equipment
                                                                    2,173             2,010              1,341
Other real estate owned
                                                                      429               429                429
Other assets
                                                                    1,183             1,166              1,030
                                                              -----------       -----------        -----------
                                                                   88,458            87,291             87,345
LIABILITIES
Non-interest bearing deposits
                                                                   14,721            14,522             13,085
Interest bearing deposits
                                                                   63,039            62,762             62,911
                                                              -----------       -----------        -----------
                                                                   77,760            77,284             75,996

Short-term borrowings
                                                                       51                63                 50
Securities sold under agreements to repurchase
                                                                    1,546               981              3,149
Accrued interest payable
                                                                      280               318                316
Other liabilities
                                                                      535               567                483
                                                              -----------       -----------        -----------
                                                                   80,172            79,213             79,994

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 803,550 shares
                                                                    4,018             4,006              3,985
Additional paid-in capital
                                                                    (351)             (352)              (359)
Retained earnings
                                                                    4,582             4,336              3,663
Unrealized gains (losses) on investment securities
                                                                       37                88                 62
                                                              -----------       -----------        -----------
                                                                    8,286             8,078              7,351

                                                              $    88,458       $    87,291        $    87,345

CONSOLIDATED STATEMENTS OF INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)
                                                             Three Months Ended
                                                                 March 31,
                                                           1999             1998
                                                        -----------------------------
Interest income:
  Interest and fees on loans                                  1,212            1,219
  Interest on investment securities                             286              344
  Interest on federal funds sold                                 42               59
                                                             ------           ------
    Total interest income                                     1,540            1,622

Interest expense:
  Interest on deposits                                          674              736
  Interest on short-term borrowings                              22               24
                                                             ------           ------
     Total interest expense                                     696              760

Net interest income                                             844              862

  Provision for loan losses and OREO losses                      23               18
                                                             ------           ------
Net interest income after provision                             821              844

Total other income                                              155               84

Other expenses:
  Salaries and employee benefits                                345              315
  Other expenses                                                263              233
                                                             ------           ------
     Total other expenses                                       608              548
Income before income taxes                                      368              380
Income tax expense                                              123              127
                                                             ------           ------
Net income                                                   $  245           $  253

Basic earnings per common share                              $ 0.31           $ 0.32
Cash dividends per common share outstanding                  $    -           $    -

CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)
                                                                      Three Months Ended
                                                                           March 31,
                                                                       1999          1998
                                                                       ----          ----
Operating Activities:
Net Income                                                           $   246      $    253
                                                                     -------      --------
Adjustments to reconcile net income to net cash
    provided by operating activities:
Provision for loan losses                                                 23            18
Provision for depreciation and amortization                               27            29
Amortization of investment security premiums,
    net of discounts                                                       6             2
Deferred loan origination fees, net of cost                               (7)           (8)
Changes in:
    Interest receivable                                                  (78)          133
    Interest payable                                                     (38)          (26)
    Other assets                                                         754           (33)
    Other liabilities                                                    (32)         (302)
                                                                     -------      --------
               Net cash provided by operating activities                 901            66

Investing Activities:
Proceeds from maturities of available-for-sale securities
Proceeds from maturities of held-to-maturity securities
Purchase of available-for-sale securities                             (1,000)       (1,178)
Purchase of held-to-maturity securities                                 (576)         (200)
Loan originations, net of principal repayments                        (1,233)          288
Proceeds from sale of premises and equipment                               0             0
Purchases of premises and equipment                                     (191)          (41)
                                                                     -------      --------
               Net cash used by investing activities                    (158)        1,608

Financing Activities:
Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                                      512         1,228
Net increase in certificates of deposit                                  (34)        1,971
Net increase (decrease) in short-term borrowings                         (12)           (2)
Net increase in repurchase agreements                                    565         1,203
Net proceeds from sale of common stock                                    13            12
Cash Dividends Paid                                                        0             0
                                                                     -------      --------
                                                                       1,044         4,412

Increase (decrease) in cash and cash equivalents                       1,787         6,086
Cash and cash equivalents at beginning of year                         7,061         5,716
Cash and cash equivalents at end of year                             $ 8,848      $ 11,802

Supplemental schedules and cash flow information:
  Cash paid for:
   Interest on deposits and other borrowings                         $   733      $    728
                                                             ------------------------------
   Income Taxes                                                      $     0      $      0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders and the 1998 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

     Basic earnings per common and common equivalent share is obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 803,050 for the period ended March 31, 1999 and 795,833 for the period ended March 31, 1998.

Note 3:  Comprehensive Income

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                                           For the Three Months Ended March 31,
Dollars in Thousands                             1999                1998
                                                 ----                ----
Net Income                                      $ 246               $ 253
Other Comprehensive Income:
  Unrealized gain (loss) on securities
   available-for-sale , net of tax                 24                  41
                                                -----               -----
                                                $ 270               $ 294

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary

     For the three months ended March 31, 1999, net income for Heritage Bankshares, Inc. totaled $246,000, compared to $253,000 reported for the same period in 1998. Heritage Bank & Trust earned $251,000 and net holding company expenses were $5,000. Basic earnings per common share were $0.31 as compared to $0.32 for the same period in 1998.

Net Interest Income

     Net interest income for the first three months of 1999 was $844,000, slightly above the $834,000 reported for the first three months of 1998. The primary determinant of this increase was growth in the loan portfolio. Gross loans at March 31, 1999 were $57,792,000, up $7,123,000 over the March 31, 1998 total of $50,669,000.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $22,500 represents a 25% increase from the $18,000 provision for loan losses at March 31, 1998. The allowance for loan losses at March 31, 1999 and 1998 as a percentage of net loans outstanding was 1.56% and 1.79% respectively.

     Net charge-offs during the first three months of 1999 were $13,000 compared to $2,000 during the same period in 1998. At March 31, 1999 loans 90 days or more past due and still accruing and loans on non-accrual status were $596,000 or 1.03% of total loans compared to March 31, 1998 when such loans were $56,000 or .11% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $559,000 or .63% of total assets at March 31, 1999. At March 31, 1998, non-performing assets were $484,000 or .52% of total assets.

Other Income

     During the first three months of 1999 other income was $155,000, increasing $43,000 or 38% over the comparable period in 1998. An increase in mortgage loan origination activities and account volume coupled with increased usage of fee generating services such as ATMs and check cards account for the increase.

Other Expenses

     Other expenses totaled $608,000, a 10% increase over the $548,000 reported for the same period in 1998. The increase in these expenses is primarily attributable to the opening of a new banking office in early April 1999. As a percent of average assets, non-interest expenses were 2.79% in the first quarter of 1999 and 2.51% in the same period of 1998. The "efficiency ratio"
(non-interest expenses divided by total non-interest income plus net interest income) was 61% for the first quarter of 1998. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.


Interest Sensitivity and Liquidity

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,782,000 the Company had invested in federal funds on March 31, 1999. Also, as of March 31, 1999 the Company had $6,749,000 in investment securities that mature or re-price within one year. Additionally, $23,633,000 or 30% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At March 31, 1999,net loans to total deposits was 73% compared to 65% for the same period in 1998. Certificates of deposit over $100,000 were $9,037,000 at March 31, 1999 compared to $9,140,000 for the same period in 1998. These large denomination certificates of deposit represented 12% of total deposits at March 31, 1999 and at March 31, 1998.

 Capital Resources

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1999, the Company's Tier I capital represented 13.80% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.05% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At March 31, 1999, total capital to total assets was 9.37%.

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

                                        Heritage Bankshares, Inc.
                                              (Registrant)

Date:  May 12, 1999

                                        BY: /s/ Robert J. Keogh
                                           ---------------------------------
                                                Robert J. Keogh
                                                President & CEO
                                        BY: /s/ Catherine P. Jackson
                                           ---------------------------------
                                                Catherine P. Jackson
                                                Sr. Vice-President & Cashier