Form 10QSB
period 1999-06-30
HERITAGE BANKSHARES INC /VA
filed 1999-08-13
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]



                       For the Quarter Ended June 30,1999


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

                                   YES X NO __

 Common stock, par value $5.00 per share: 804,050 shares outstanding as 08/3/99

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

CONSOLIDATED BALANCE SHEETS
HERITAGE BANKSHARES, INC.
(dollars in thousands)
                                                             June 30,       December 31,        June 30,
                                                              1999              1998             1998
                                                        -----------------------------------------------------
ASSETS
Cash and due from banks                                       $     4,281       $    3,604       $     3,803
Federal funds sold                                                  4,718            3,457             4,815
Securities available for sale                                      14,009           14,318            15,247
Securities held to maturity                                         4,601            5,119             5,921
Loans, net of unearned income                                      59,911           56,566            54,145
Allowance for loan losses                                            (899)            (895)             (928)
Loans, net of unearned income and allowance                        59,012           55,671            53,217
Loans held for sale                                                   520              938               440
Accrued interest receivable                                           620              579               608
Premises and equipment                                              2,339            2,010             1,364
Other real estate owned                                               429              429               429
Other assets                                                        1,289            1,166             1,054
                                                              -----------       ----------       -----------
                                                              $    91,818       $   87,291       $    86,898
                                                              ===========       ==========       ===========

LIABILITIES
Non-interest bearing deposits                                      15,458           14,522            12,558
Interest bearing deposits                                          65,291           62,762            63,545
                                                              -----------       ----------       -----------
                                                                   80,749           77,284            76,103

Short-term borrowings                                                  51               63                54
Securities sold under agreements to repurchase                      1,908              981             2,360
Accrued interest payable                                              279              318               311
Other liabilities                                                     500              567               568
                                                              -----------       ----------       -----------
                                                                   83,487           79,213            79,396


STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 804,050 shares                             4,020            4,006             4,003
Additional paid-in capital                                           (349)            (352)             (352)
Retained earnings                                                   4,681            4,336             3,797
Unrealized gains (losses) on securities                               (21)              88                54
                                                              -----------       ----------       -----------
                                                                    8,331            8,078             7,502

                                                              $    91,818       $   87,291       $    86,898
                                                              ===========       ==========       ===========


CONSOLIDATED STATEMENTS OF INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                               1999           1998             1999            1998
                                                             -----------------------         ------------------------
Interest income:
  Interest and fees on loans                                  1,278           1,229            2,490           2,448
  Interest on investment securities                             266             313              552             657
  Interest on federal funds sold                                 82             112              124             171
                                                              -----           -----            -----           -----
    Total interest income                                     1,626           1,654            3,166           3,276

Interest expense:
  Interest on deposits                                          706             750            1,378           1,486
  Interest on short-term borrowings                              18              24               40              48
                                                              -----           -----            -----           -----
     Total interest expense                                     724             774            1,418           1,534

Net interest income                                             902             880            1,748           1,742

  Provision for loan losses and OREO losses                      22              15               45              33
                                                              -----           -----            -----           -----
Net interest income after provision                             880             865            1,703           1,709

Total other income                                              149              97              304             181

Other expenses:
  Salaries and employee benefits                                353             294              698             609
  Other expenses                                                311             265              575             498
                                                              -----           -----            -----           -----
     Total other expenses                                       664             559            1,273           1,107
Income before income taxes                                      365             403              734             783
Income tax expense                                              105             132              228             259
                                                              -----           -----            -----           -----
Net income                                                    $ 260           $ 271            $ 506           $ 524

Basic earnings per common share                              $ 0.32          $ 0.34           $ 0.63          $ 0.65
Cash dividends per common share outstanding                  $    -          $    -           $ 0.17          $ 0.20



CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)
                                                                        Six Months Ended
                                                                            June 30,
                                                                        1999         1998
                                                                        ----         ----
Operating Activities:
Net Income                                                              $506          $524
Adjustments to reconcile net income to net cash
    provided by operating activities:
Provision for loan losses                                                 45            33
Provision for depreciation and amortization                               64            60
Amortization of investment security premiums,
    net of discounts                                                      10             5
Deferred loan origination fees, net of cost                              (17)           18
Gain on sale of premises and equipment                                                  (5)
Changes in:
    Interest receivable                                                  (41)           84
    Interest payable                                                     (39)          (26)
   Loans held for sale                                                   418
    Other assets                                                         (66)          (44)
    Other liabilities                                                    (67)         (224)
                                                                        ----         -----
               Net cash provided by operating activities                 813           425

Investing Activities:
Proceeds from maturities of available-for-sale securities              3,624         2,908
Proceeds from maturities of held-to-maturity securities                1,602         1,650
Purchase of available-for-sale securities                             (3,492)       (2,434)
Purchase of held-to-maturity securities                               (1,083)         (705)
Loan originations, net of principal repayments                        (3,369)       (2,466)
Purchases of land, premises and equipment                               (393)         (107)
                                                                       -----         -----
               Net cash used by investing activities                  (3,111)       (1,154)

Financing Activities:
Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                                    1,012           681
Net increase in certificates of deposit                                2,453         2,626
Net increase (decrease) in short-term borrowings                         (12)            2
Net increase in repurchase agreements                                    927           415
Net proceeds from sale of common stock                                    17            37
Cash Dividends Paid                                                     (161)         (136)
                                                                       -----         -----
                                                                       4,236         3,625

Increase (decrease) in cash and cash equivalents                       1,938         2,896
Cash and cash equivalents at beginning of year                         7,061         5,716
Cash and cash equivalents at end of year                              $8,999        $8,612


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE BANKSHARES, INC.

Note 1.  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly owned subsidiaries Heritage Bank & Trust (the "Bank"), and IBV Real Estate Holding, Inc. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders and the 1998 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

     Basic earnings per common and common equivalent share are obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 803,383 for the period ended June 30, 1999 and 797,908 for the period ended June 30, 1998.

Note 3: Comprehensive Income

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                                          For the Three Months Ended June 30,
                                          -----------------------------------
Dollars in Thousands
Net Income                                $506                          $524
Other Comprehensive Income:                (11)                           35
Unrealized gain (loss) on securities
available-for-sale, net of tax
Total                                     $495                          $559

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations



Earnings Summary

         For the six months ended June 30,1999, net income for Heritage Bankshares, Inc. totaled $506,000, slightly below the $524,000 reported for the same period in 1998. Heritage Bank & Trust earned $527,000 and net holding company expenses were $21,000. Basic earnings per common share were $.63 as compared to $.66 for the same period in 1998.

Net Interest Income

         Net interest income for the first six months of 1999 was $1,747,000, an increase of $66,000 or 4% over the $1,681,000 reported for the same period in 1998. The primary determinant of this increase was growth in the loan portfolio. Gross loans at June 30,1999 were $59,911,000, up $5,766,000 over the June 30,1998 total of $54,145,000. Deposits increased $4,645,000 or 6% to $80,749,000 compared to $76,103,000 for the same period in 1998.

Provision For Loan Losses

         The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $45,000 represents a 36% increase from the $33,000 provision for loan losses at June 30,1998. The allowance for loan losses at June 30,1999 and 1998 as a percentage of net loans outstanding was 1.52 and 1.70% respectively.

         Net charge-offs during the first six months of 1998 were $41000. At June 30,1999, loans 90 days or more past due and still accruing and loans on non-accrual status were $735,000 or 1.23% of total loans compared to June 30,1998 when such loans were $389,000 or .72% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled
$540,000  or  .59%  of  total  assets  at  June   30,1999.   At  June   30,1998,
non-performing assets were $756,000 or .87% of total assets.

Other Income

         During the first six months of 1998, other income was $304,000 increasing $62,000 or 26% over the comparable period in 1998. This increase is the result of fees related to deposit account services.

Other Expenses

         Other expenses totaled $1,273,000, which is a 15% increase over the $1,366,000 reported for the same period in 1998. $89,000 of this increase is the result of increased costs relating to salaries and employee benefits. Increases in data processing fees along with occupancy and equipment costs reflect the addition of a full-service branch location. These costs increased $51,000 from the same period in 1998. The remaining portion of the increase is the result of normal operating costs. As a percent of average assets, non-interest expenses were 2.85% in the first six months of 1999 compared to 2.54% in the same period of 1998. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 62% for the first half of 1999. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.

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

         At June 30,1999, net loans to total deposits was 73% compared to 70% for the same period in 1998. Certificates of deposit over $100,000 were $8,488,000 at June 30,1999 compared to $9,703,000 for the same period in 1998. These large denomination certificates of deposit represented 9% of total assets at June 30,1999 and 11% of total deposits at June 30,1998.

         Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,718,000 the Company had invested in federal funds on June 30,1998. In addition, $20,470,000 or 34% of the bank's loans will mature or re-price within one year. $6,752,000 of the investments held by the Company mature within twelve months. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources

         The capital structure of the Company remains strong. Total risk based capital decreased from 15.00% at June 30,1998 to 14.05% at June 30,1999. Tier I capital decreased from 13.75% to 12.80% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 8.89% at June 30,1999 compared to 8.60% at June 30,1998.

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

                                           Heritage Bankshares, Inc.
                                                 (Registrant)

Date:  August  11, 1999

                                           BY: /s/ Robert J. Keogh
                                              ---------------------------------
                                              Robert J. Keogh
                                              President & CEO


                                           BY: /s/ Catherine P. Jackson
                                              ---------------------------------
                                              Catherine P. Jackson
                                              Sr. Vice-President and Cashier