Form 10QSB
period 1999-09-30
HERITAGE BANKSHARES INC /VA
filed 1999-11-12
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]



                     For the Quarter Ended September 30,1999


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

                                   YES X NO __

 Common stock, par value $5.00 per share: 807,700 shares outstanding as 11/10/99

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

CONSOLIDATED BALANCE SHEETS
HERITAGE BANKSHARES, INC.
(dollars in thousands)
                                                             September 30,     December 31,      September 30,
                                                                  1999              1998              1998
                                                         ------------------------------------------------------
ASSETS
Cash and due from banks                                        $     4,356        $   3,604        $     3,253
Federal funds sold                                                   4,146            3,457              6,245
Securities available for sale                                       15,099           14,318             13,727
Securities held to maturity                                          4,329            5,119              5,665
Loans, net of unearned income                                       61,402           56,566             54,478
 Allowance for loan losses                                            (930)            (895)              (926)
Loans, net of unearned income and allowance                         60,472           55,671             53,552
Loans held for sale                                                    665              938                125
Accrued interest receivable                                            662              579                285
Premises and equipment                                               2,362            2,010              1,777
Other real estate owned                                                429              429                429
Other assets                                                         1,272            1,166              1,142
                                                              ------------       ----------        -----------
                                                              $     93,792       $   87,291        $    86,200
                                                              ============       ==========        ===========
LIABILITIES
Non-interest bearing deposits                                       16,493           14,522             13,450
Interest bearing deposits                                           65,349           62,762             62,794
                                                              ------------       ----------        -----------
                                                                    81,842           77,284             76,244

Short-term borrowings                                                   50               63                 52
Securities sold under agreements to repurchase                       2,546              981              1,319
Accrued interest payable                                               284              318                307
Other liabilities                                                      452              567                443
                                                              ------------       ----------        -----------
                                                                    85,174           79,213             78,365

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 807,700 shares                              4,038            4,006              4,001
Additional paid-in capital                                            (343)            (352)              (353)
Retained earnings                                                    4,962            4,336              4,078
Unrealized gains (losses) on investment securities                     (39)              88                109
                                                              ------------       ----------        -----------
                                                                     8,618            8,078              7,835

                                                               $    93,792       $   87,291        $    86,200
                                                              ============       ==========        ===========

CONSOLIDATED STATEMENTS OF INCOME
HERITAGE BANKSHARES, INC
(dollars in thousands except per share amounts)
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                            1999            1998             1999            1998
                                                       -----------------------------     ----------------------------
Interest income:
  Interest and fees on loans                                1,340           1,283            3,830           3,731
  Interest on investment securities                           264             310              816             967
  Interest on federal funds sold                               89              89              213             260

    Total interest income                                   1,693           1,682            4,859           4,958

Interest expense:
  Interest on deposits                                        736             753            2,114           2,239
  Interest on short-term borrowings                            21              19               61              67
                                                            -----           -----            -----           -----
     Total interest expense                                   757             772            2,175           2,306

Net interest income                                           936             910            2,684           2,652

  Provision for loan losses and OREO losses                    23               0               68              33
                                                            -----           -----            -----           -----
Net interest income after provision                           913             910            2,616           2,619

Total other income                                            161             109              465             290

Other expenses:
  Salaries and employee benefits                              362             324            1,060             933
  Other expenses                                              307             277              883             775
                                                            -----           -----            -----           -----
     Total other expenses                                     669             601            1,943           1,708
Income before income taxes                                    405             418            1,138           1,201
Income tax expense                                            123             137              351             396
                                                            -----           -----            -----           -----
Net income                                                 $  282          $  281           $  787          $  805

Basic earnings per common share                            $ 0.35          $ 0.35           $ 0.98          $ 1.01
Cash dividends per common share outstanding                $    -          $    -           $ 0.20          $ 0.17

CONSOLIDATED STATEMENTS OF CASH FLOWS
HERITAGE BANKSHARES, INC.
(Dollars in thousands)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                       1999          1998
                                                                       ----          ----
Operating Activities:
Net Income                                                              $787          $805
Adjustments to reconcile net income to net cash
    provided by operating activities:
Provision for loan losses                                                 68            33
Provision for depreciation and amortization                               99            91
Amortization of investment security premiums,
    net of discounts                                                      20             8
Deferred loan origination fees, net of cost                              (16)            2
Gain on sale of premises and equipment                                     0            (5)
Changes in:
    Interest receivable                                                  (84)         (121)
    Interest payable                                                     (34)          (35)
   Loans held for sale                                                   273             0
    Other assets                                                         (39)          235
    Other liabilities                                                   (115)         (341)
                                                                      ------        ------
               Net cash provided by operating activities                 959           672

Investing Activities:
Proceeds from maturities of available-for-sale securities              5,466         4,508
Proceeds from maturities of held-to-maturity securities                1,869         1,907
Purchase of available-for-sale securities                             (6,456)       (2,239)
Purchase of held-to-maturity securities                               (1,083)         (900)
Loan originations, net of principal repayments                        (4,854)       (2,345)
Proceeds from sale of premises and equipment                               0             6
Purchases of land, premises and equipment                               (450)         (544)
                                                                      ------        ------
               Net cash used by investing activities                 (5,508)           393

Financing Activities:
Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                                    1,754         3,000
Net increase in certificates of deposit                                2,804           447
Net increase (decrease) in short-term borrowings                         (13)            0
Net increase in repurchase agreements                                   1,565         (627)
Net proceeds from sale of common stock                                    41            34
Cash Dividends Paid                                                     (161)         (136)
                                                                      ------        ------
                                                                       5,990         2,718

Increase (decrease) in cash and cash equivalents                       1,441         3,783
Cash and cash equivalents at beginning of year                         7,061         5,716
Cash and cash equivalents at end of year                              $8,502        $9,499

Supplemental schedules and cash flow information:
 Cash paid for:
   Interest on deposits and other borrowings                       $   2,210      $  2,342

                                       5

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

Note 2.  Earnings Per Common and Common Equivalent Share

  Basic earnings per common and common equivalent share are obtained by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share was 804,822 for the period ended September 30, 1999 and 798,933 for the period ended September 30, 1998.

Note 3: Comprehensive Income

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                                        For the Three Months Ended September 30,
Dollars in Thousands
---------------------------------------- --------------------------------------
Net Income                                    $787                $805
---------------------------------------- --------------------------------------
Other Comprehensive Income:                    (39)                109
Unrealized gain (loss) on securities
available-for-sale, net of tax
---------------------------------------- --------------------------------------
Total                                        $748                 $914
---------------------------------------- --------------------------------------

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations



Earnings Summary
----------------

         For the nine months ended September 30,1999, net income for Heritage Bankshares, Inc. totaled $787,000, $18,0000 below the $805,000 reported for the same period in 1998. Heritage Bank & Trust earned $811,000 and net holding company expenses were $24,000. Basic earnings per common share were $.98 as compared to $1.01 for the same period in 1998.

Net Interest Income
-------------------

         Net interest income for the nine months ending September 30,1999 was $2,684,000, an increase of $128,000 or 5% over the $2,556,000 reported for the same period in 1998. The primary determinant of this increase was growth in the loan portfolio. Gross loans at September 30,1999 were $61,402,000, up $6,924,000 over the September 30,1998 total of $54,478,000. Deposits increased $5,598,000 or 7% to $81,842,000 compared to $76,244,000 for the same period in 1998.

Provision For Loan Losses
-------------------------

         The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $68,000 represents a 105% increase from the $33,000 provision for loan losses at September 30,1998. The allowance for loan losses at September 30,1999 and 1998 as a percentage of net loans outstanding was 1.54 and 1.73% respectively.

         Net charge-offs during the first nine months of 1999 were $33,000. At September 30,1999, loans 90 days or more past due and still accruing and loans on non-accrual status were $498,000 or .81% of total loans compared to September 30,1998 when such loans were $440,000 or .81% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $581,000 or .62% of total assets at September 30,1999. At September 30,1998, non-performing assets were $788,000 or .91% of total assets.

Other Income
------------

         During the first nine months of 1999, other income was $465,000 increasing $79,000 or 20% over the comparable period in 1998. This increase is the result of fees related to deposit account services.

Other Expenses
--------------

         Other expenses totaled $1,944,000, which is a 14% increase over the $1,709,000 reported for the same period in 1998. $127,000 of this increase is the result of increased costs relating to salaries and employee benefits which relates to staffing of a new branch location. Increases in data processing fees along with occupancy and equipment costs also reflect the addition of the branch location. These costs increased $96,000 from the same period in 1998. The remaining portion of the increase is the result of normal operating costs. As a percent of average assets, non-interest expenses were 2.84% in the first nine months of 1999 compared to 2.62% in the same period of 1998. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 62%. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.

Interest Sensitivity and Liquidity
----------------------------------

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

         At September 30,1999, net loans to total deposits was 74% compared to 70% for the same period in 1998. Certificates of deposit over $100,000 were $9,138,000 at September 30, 1999 compared to $9,488,000 for the same period in 1998. These large denomination certificates of deposit represented 10% of total assets at September 30,1999 and 11% of total deposits at September 30,1998.

         Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,146,000 the Company had invested in federal funds on September 30, 1999. In addition, $16,471,000 or 27% of the bank's loans will mature or re-price within one year. $4,926,000 of the investments held by the Company will mature within twelve months. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

Capital Resources
-----------------

         The capital structure of the Company remains strong. Total risk based capital decreased from 15.43% at September 30,1998 to 14.66% at September
30,1999. Tier I capital decreased from 14.18% to 13.40% compared to the same time period. The leverage ratio, defined as Tier I capital divided by average assets, was 9.50% at September 30,1999 compared to 8.88% at September 30, 1998.

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

                                                  Heritage Bankshares, Inc.
                                                       (Registrant)

Date:  November 10, 1999

                                              BY: /s/ Robert J. Keogh
                                                 -------------------------------
                                                 Robert J. Keogh
                                                 President & CEO


                                              BY: /s/ Catherine P. Jackson
                                                 -------------------------------
                                                 Catherine P. Jackson
                                                 Sr. Vice-President and Cashier