Form 10KSB40
period 1999-12-31
HERITAGE BANKSHARES INC /VA
filed 2000-03-29
CIK 719731

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                    10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999 Commission File No. 0-11255


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

                  Yes   X                            No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000: $7,201,818*

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2000: Common Stock, $5 Par Value - 765,700
--------------------------------------------------------------------------------
 .    In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $11.50 per share and voting stock held by non-affiliates of the registrant March 17, 2000 of 626,245 shares.

--------------------------------------------------------------------------------
This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward looking-statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.
--------------------------------------------------------------------------------

Part I

Item 1.  BUSINESS

General

         Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly-owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly-owned banking subsidiary. The total consolidated assets of the Company on December 31, 1999 were $94.9 million.

The Bank

         Heritage Bank & Trust is engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area.

         Heritage Bank & Trust is a state banking corporation. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 1999, the Bank had assets of $94.7 million, with loans of $62.3 million and deposits of $83.9 million.

IBV Real Estate Holding, Inc.

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


Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C.

         Sentinel Trust Services, L.L.C. is a wholly-owned subsidiary of the Company. Sentinel Title Services, Inc. is a wholly-owned subsidiary of Heritage Bank & Trust. These entities own an interest in providers of title and trust services. The strategic relationship with these entities provides the Bank with the ability to provide these services to its customers. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments

Competition

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

         Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Virginia law permit interstate banking. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Virginia may occur.

Employees

         The Company and the Bank have 42 employees. Of this total, 35 are full-time and 7 are part-time. Management considers its employee relations to be excellent.

Regulation And Supervision

         The Company is registered as a bank holding company, under the Bank Holding Company Act of 1956. As such, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon the Company regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank of which it is not already the majority owner; or, with certain exceptions of any company engaged in nonbanking activities.

         The Bank is subject to supervision, regulation and examination by the State Corporation Commission of the State of Virginia. Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, establishment of branches, mergers and consolidation, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC insured depository institutions.

Recent Legislation

         The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial" subsidiaries in certain of the activities permitted for financial holding companies.

Monetary Policy

         The Company and the Bank are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of governmental policies on the earnings of the Company and the Bank cannot be predicted.

Item 2.  Properties

         The Bank owns four of its banking locations, 841 North Military Highway, 200 East Plume Street, 4815 Colley Avenue and 735 East Ocean View Avenue in Norfolk, Virginia. Management believes these locations are in excellent condition. A fifth banking location and the bank's operations center are located at 1450 South Military Highway in Chesapeake, Virginia. See "IBV Real Estate Holdings, Inc." under Item 1 and "Certain Relationships and Related Transactions" under Item 12.

Item 3.  Legal Proceedings

         The Company is subject to claims and lawsuits arising primarily in the ordinary course of business. Based on information presently available to management and advice received from legal counsel, there are no meritorious claims involving the Company.

Item 4.  Submission Of Matters To A Vote Of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of 1999.

PART II

Item 5.  Market For The Registrant's Common Stock And Related Stockholder
         Matters


         The Company's common stock is listed on the OTC Bulletin Board under the symbol HBKS. At March 17, 2000, there are 1,175 record holders of the 765,700 outstanding shares of common stock. As of March 17, 2000, the most recent sales price of common stock known to the Company is $11.50 per share.

         The following table sets forth the trading range for the common stock by calendar quarters for the past two years as reported to the Company by Scott & Stringfellow, Inc.


Calendar Quarter

                             HIGH            LOW
        1999
Fourth Quarter              $14.50           12.50
Third Quarter                15.75           13.25
Second Quarter               16.75           14.88
First Quarter                17.00           15.00

        1998
Fourth Quarter              $16.00          $13.50
Third Quarter                18.37           14.00
Second Quarter               18.75           17.75
First Quarter                19.00           17.50


         The Company's Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.20 and $.17 per share in 1999 and 1998, respectively. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements.

Item 6. Selected Financial Data And Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Table 1: Summary of Consolidated Financial Data
            For the year-ended December 31,
Summary of Consolidated Financial Data
(Dollars in thousands, except per share data)

                                                 1999               1998

FOR THE YEAR
Interest income                                $6,601             $6,567
Interest expense                                2,967              3,051
Net interest income                             3,633              3,516
Provision for loan losses                         101                 66
Noninterest income                                622                355
Noninterest expense                             2,651              2,322
Income taxes                                      444                421
Net income                                      1,059              1,063

AT YEAR END
Assets                                        $94,896            $87,291
Loans, net                                     61,437             55,671
Federal funds sold                              4,049              3,457
Securities                                     21,225             19,437
Deposits                                       83,634             77,283
Stockholders' equity                            8,273              8,079

AVERAGE BALANCES
Assets                                        $92,020            $86,510
Loans, net                                     59,208             52,679
Federal funds sold                              5,614              6,108
Securities                                     19,069             20,877
Deposits                                       80,719             75,903
Stockholders' equity                            8,396              7,618

PER SHARE DATA
Basic earnings per common share                 $1.33              $1.33
Diluted earnings per common share               $1.26              $1.25
Cash dividends declared                          0.20               0.17
Book value at year end                          10.81              10.08
Shares outstanding at year end                765,700            801,250
Weighted average shares                       798,452            799,496
Diluted average common shares outstanding     840,041            851,391

RATIOS
Return on average assets                        1.15%              1.23%
Return on average equity                       12.61%             13.95%
Dividend payout ratio                          14.49%             12.78%
Average equity to average assets                9.12%              8.81%
Allowance to year end loans                     1.46%              1.58%
Net loans charged-off to average loans           .14%              0.11%

FINANCIAL REVIEW:

         The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Heritage Bankshares, Inc. and its subsidiaries for the years ended December 31, 1999 and 1998. This discussion and tabular presentation should be read in conjunction with the Consolidated Financial Statements and notes thereto (filed herewith) which have been audited by Goodman & Company, L.L.P. independent accountants.

         Heritage Bankshares, Inc. (the "Company"), through its wholly owned subsidiary, Heritage Bank & Trust (the "Bank"), offers consumer and commercial banking services. The bank operates in Norfolk and Chesapeake Virginia through a network of 5 offices. The Bank offers other financial services through its wholly owned subsidiaries including trust services and mortgage title insurance services.

         The Company recorded net income in 1999 of $1.06 million or $1.33 per share/basic, $4 thousand dollars below the earnings of 1998. This earnings level was achieved although considerable resources were directed towards the opening of the Bank's fifth full-service branch location. That branch office opened at 735 East Ocean View Avenue in Norfolk, Virginia in mid-April of 1999.

         The Company's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. Tax-equivalent net interest income increased $230 thousand or 6.75%, from 1998 as average earning assets grew $4.2 million over the prior year. The net interest margin for 1999 was 4.38% compared with 4.32% in 1998. The decrease in yield was mainly due to a lower interest rate environment during 1999 compared to 1998. Average prime rate in 1999 was 8.0% compared to 8.35% in 1998.

         The provision for loan losses is charged to operations in an amount sufficient to maintain the allowance for loan losses at a level management considers adequate to provide for future loan losses inherent in the loan portfolio. Loans are charged against this allowance when management perceives the collection of the loan is unlikely. The level of the allowance is based upon management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service area. The 1999 provision for loan losses was $101 thousand compared to the 1998 provision of $66 thousand. The allowance for loan losses of $912 at year-end 1999 and $895 thousand in 1998 reflect an allowance to year-end loans ratio of 1.46% and 1.58%, respectively.

         Non-interest income is largely derived from fee-based services and mortgage banking activities. Total non-interest income increased $155 thousand to $622 thousand. Service charges on deposit accounts increased $34 thousand primarily due to an increase in the number of accounts and to a lesser extent a slight increase in service charges. Fees related to merchant credit card processing increased $15 thousand and fees related to credit, debit and ATM card services increased $24 thousand. These increases were due to growth in the number of transactions. The addition of 2 automated teller machines also contributed to the increased revenue from electronic transactions.

         Non-interest expense totaled $2.65 million for 1999, compared with $2.32 million in 1998. The ratio of non-interest expense to average assets was 2.88% in 1999 slightly above the 2.68% in 1998. These ratios reflect the Company's successful management of overhead and other related expenses.

         Total loans at December 31, 1999 were $62.3 million compared with $56.6 million at December 31, 1998. The increase is attributable to significant growth in the commercial real estate portfolio, which grew by $5.69 million from 1998 to 1999.

LIQUIDITY:

         An important component of the Bank's asset/liability structure is the level of liquidity available to fund depositors' withdrawals and extensions of credit to borrowers. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, borrowings and interest received.

         The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 1999, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $7.49 million. The Bank also has borrowing capacity of $9.5 million, as a member of the Federal Home Loan Bank System. As of December 31, 1999, no amounts have been drawn on this line of credit.

         The Company's cash and cash equivalents increased $424 thousand from $7.06 million at December 31, 1998.

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

Table 2: Selected Liquidity Statistics
For the year ended December 31,

                                             1999           1998
                                            (Dollars in thousands)

Available short-term assets (1)              $ 12,727       $13,558
Certificates of deposits $100,000 and over     12,645        10,406
                                             --------       -------
Net available short-term assets              $     82       $ 3,152
                                             ========       =======
Ratio of available short-term assets to
certificates $100,000 and over                    101%          130%

Ratio of loans to deposits                         75%           73%

Ratio of certificates $100,000 and over to
 total assets                                      13%           12%

(1) As of December 31, 1999, available short-term assets include cash of $3,437,000, federal funds sold of $4,049,000 held-to-maturity and available-for-sale securities maturing within one year of $1,238,000 and $4,003,000, respectively. At December 31, 1998, available short-term assets included cash of $3,604,000, federal funds sold of $3,457,000, and held-to-maturity and available-for-sale securities maturing within one year of $750,000 and $5,747,000, respectively.

Capital

         Stockholders' equity at December 31, 1999 was $8.27 million compared to $8.08 million at the end of 1998. Book value per share increased from $10.08 at December 31, 1998 to $10.81 at December 31, 1999.

          Table 3 provides information on the Company's risk-based, leverage and capital ratios at December

31, 1999 and 1998. The Company is considered well-capitalized and in compliance with all relevant regulatory capital requirements. See Note 15 of the Consolidated Financial Statements for additional information with respect to compliance with regulatory capital requirements.

Table 3: Capital Ratios
For the year ended December 31,

                                                   1999             1998
                                                 (Dollars in thousands)

Risk-based capital:
Tier I Capital
   Stockholders' equity                         $ 8,394          $ 7,991
Tier II Capital
   Allowance for loan losses (limited)              797              743
                                                -------          -------

Total                                           $ 9,191          $ 8,734
                                                =======          =======

Risk adjusted assets                            $63,611          $59,277

Risk-based capital ratios:
   Tier I                                        13.20%           13.48%
   Total                                         14.45%           14.73%

Leverage ratio                                    9.12%            9.24%
Primary capital ratio                             9.59%           10.18%


RATE SENSITIVITY:

         At December 31, 1999, the Company had, on a cumulative basis, $18.5 million more in liabilities subject to re-pricing within one year than assets. Table 4 provides an interest sensitivity analysis as of December 31, 1999.

Table 4: Interest Sensitivity Analysis
         December 31, 1999

                                    Within        Over 3    Over 1 Yr   Over 3 Yr
                                 1 through 3      through     through     through      Over
                                    months      12 months      3 yrs       5 yrs      5 yrs      Total
                                ------------------------------------------------------------------------
Earning assets: (1)
  Federal funds                       $4,049      $     0     $     0      $    0    $     0    $ 4,049
  Investment securities (2)            2,815        4,368      10,200       3,204        824    $21,411
  Loans                               19,120        2,713       6,595       6,543     27,377     62,348
Total Earning Assets                 $25,984      $ 7,081     $16,795      $9,747    $28,201    $87,808

Interest and non-interest
 bearing liabilities
  Commercial DDA (3)                  $6,780           $0     $ 4,068      $2,713         $0    $13,560
   Personal DDA (3)                        0            0       1,675         558        558      2,792
  TT&L Note                               53            0           0           0          0         53
  Savings (3)                              0            0       2,919         973        973      4,866
  Money Market (3)                         0        2,708       2,708           0          0      5,415
  NOW (3)                                  0            0       5,916       1,972      1,972      9,860
  Certificates                        14,490       25,447       3,443       3,737         25     47,142
  Repurchase Agreements                2,070            0           0           0          0      2,070

Total Interest and non interest
  bearing liabilities                $23,392      $28,155     $20,729      $9,953    $ 3,529    $85,759


Interest sensitivity gap               2,592      (21,074)     (3,934)       (206)    24,672      2,050

Cumulative gap                         2,592      (18,482)    (22,416)    (22,623)     2,050

Ratio interest sensitive assets
to interest-sensitive
liabilities                             1.11         0.25        0.81        0.98       7.99       1.02

Ratio of cumulative gap to
 total earning assets                   2.95%      -21.05%     -25.53%     -25.76%      2.33%



(1) Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

(2) Presented on an amortized cost basis.

(3) Based on the proposed range of permissible maturities for non-maturity deposits isued by the banking agencies in the Joint Policy Statement (August 2, 1995): Supervisory Policy Statement Concerning a Supervisory Framework for Measuring and Assessing Banks' Interest Rate Risk Exposure)



Net Interest Income:

         Net interest income is the difference between interest earned on loans, investment securities and short-term investments and interest paid on deposits and other borrowings. Material factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest-bearing liabilities and the level of noninterest-bearing liabilities.

         Table 5 presents the components of net interest income. Table 6 allocates changes in volume and rate on net interest earnings.



Table 5:  Components of Net Interest Income
For the years ended December 31,                                   1999                                 1998
 (Dollars in thousands)

                                                           Average                  Average     Average                 Average
                                                           Balance(1)   Interest    yield/rate   Balance(1)  Interest  yield/rate
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))                          $60,112     $5,239      8.72%        $53,597     $4,918      9.18%
Investment securities-taxable (4)                              18,064      1,079      5.97%         19,868      1,212      6.10%
Investment securities- non-taxable (1) (4)                      1,005         71      7.06%          1,009         70      6.94%
Federal Funds                                                   5,614        289      5.15%          6,108        332      5.44%
                                                          ----------------------------------- ---------------------------------
Total Interest earning assets                                 $84,795     $6,678      7.88%        $80,582     $6,532      8.11%
Noninterest earning assets:
Cash and due from banks                                         3,617                                2,919
Allowance for loan losses                                        (903)                                (919)
Other real estate owned                                           429                                  429
Premises and equipment                                          2,259                                1,541
Other assets                                                    1,823                                1,958
                                                                -----                                -----
Total Assets                                                  $92,020                              $86,510

Liabilities and stockholders' equity
 Interest bearing liabilities:
Money Market and NOW accounts                                 $15,776     $  411      2.61%        $12,988     $  341      2.63%
Savings Deposits                                                4,643        146      3.14%          4,609        147      3.19%
Savings Certificates                                           36,060      1,851      5.13%         36,572      2,002      5.47%
Large denomination certificates                                 8,832        474      5.37%          8,436        474      5.62%
Securities sold under agreements to repurchase                  2,026         82      4.05%          2,081         84      4.04%
Short-term borrowings                                              55          3      5.45%             70          3      4.29%
                                                          ----------------------------------- ---------------------------------
Total interest bearing liabilities                            $67,392     $2,967      4.40%        $64,756     $3,051      4.71%

Noninterest bearing liabilities:
Demand deposits                                                15,408                               13,297
Other                                                             824                                  839
 Total Liabilities                                             83,624                               78,892
Stockholders' equity                                            8,396                                7,618
                                                          -----------                         ------------
  Total liabilities and stockholders'
      equity                                                  $92,020                              $86,510
                                                          ===========                         ============

Net interest earnings                                                     $3,711                               $3,481
                                                                      ==========                          ===========


Net interest yield margin on average interest earning
 assets (taxable equivalent basis)                                                    4.38%                                4.32%
                                                                                      ====                                 ====

Less tax equivalent adjustment                                              ($77)                                ($76)
                                                                      ----------                          -----------
Net interest income                                                       $3,634                               $3,405
                                                                      ==========                          ===========

 Net interest spread (taxable
    equivalent basis)                                                                 3.47%                                3.39%
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



Table 6: Effect of Changes in Volume and Rate on Net Interest
Earnings
For the years ended December 31, (1)
(Dollars in thousands)

                                              1999 / 1998                      1998 / 1997
                                                                  (Dollars in thousands)
                                                 Increase (Decrease) Increase (Decrease)
                                         Due to Change in (1):           Due to Change in (1):

                                     Volume      Rate       Total     Volume      Rate       Total
                                   ------------------------------------------------------------------
Interest income (2):
  Loans                              $   547     $ (226)    $  21     $   513     $   (14)    $   499

  Taxable securities                    (108)       (25)     (133)       (119)          1        (118)
  Non-taxable securities                   -         (2)       (2)         19          20          39
  Federal funds sold                      (25)      (18)      (43)         (1)         (1)         (2)
                                   ------------------------------------------------------------------
    Total interest income            $    414   $  (271)    $  143    $    412    $     6     $   418

Interest expense:
  Money Market and NOW
    accounts                               73        (3)        70           3         (3)          -
  Savings                                   1        (2)        (1)        (15)       (14)        (29)
  Certificates                            (28)     (135)      (163)        110        (45)         65
  Certificates of $100,000
    or more                                 -         -          -         109        (14)         95
  Securities sold under
   agreements to repurchase                (2)        -         (2)         11          -          11
  Short-term borrowings                     -         1          1           -          -           -
                                   ------------------------------------------------------------------
    Total interest expense                 44      (139)       (95)        218        (76)        142

Net change in interest
  earnings                          $     370   $  (132)    $   48    $    194    $    82      $  276

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar of the changes in each.

(2) Interest income includes taxable equivalent adjustments of $77,000 in 1999 and $76,000 in 1998, which are used to adjust interest on tax exempt assets to a fully taxable basis.


ASSET QUALITY

Provision and Allowance For Loan Losses:

         In 1999, the provision for loan losses was $101 thousand compared to the $66 thousand provision for loan losses in 1998. Net loans charged-off in 1999 were $84 thousand compared to $60 thousand in 1998.

          Table 7 summarizes activity in the Allowance for Loan Losses and provides statistics on non-performing assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.


Table 7:  Summary of the Allowance For Loan Losses
          Non-performing Assets and Past Due Loans and Selected Loan Loss Statistics


For The Years Ended
December 31,                                                         1999                 1998
(Dollars in Thousands)
Allowance for Loan Losses:
Balance, December 31                                                 $895                 $889
Charge-offs:
   Commercial                                                         109                    0
   Real estate                                                         25                   41
   Consumer                                                            40                   40
                                                                       --                   --
      Total loans charged-off                                         174                   81
Recoveries:
   Commercial                                                          66                    0
   Real estate                                                         18                   15
   Consumer                                                             6                    6
                                                                        -                    -
      Total recoveries                                                 90                   21
Net charge-offs                                                        84                   60
Provision for loan losses                                             101                   66
Balance, December 31, 1999                                           $912                 $895

Ratio of net charge-offs to average loans outstanding                0.14%                0.11%

Ratio of allowance for loan losses to loans at period-end            1.46%                1.58%

Non-performing Assets and Loans Past Due 90 Days
   Non-accrual loans                                                 $ 82                 $424
   Other real estate owned                                            429                  429

      Total non-performing assets                                    $511                 $853


   Ratio of non-performing assets to total assets                    0.54%                0.98%

   Non-accrual loans:
      Interest income that would have been recorded
      under original terms                                           $ 10                 $ 57

     Interest income recorded during the period                      $  0                 $  0

   Loans 90 days past due and still accruing                         $ 11                 $162

         A breakdown of the allowance is provided in Table 8; however, the Company has not historically maintained such a breakdown, and management does not believe the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated below based on the relative percent of loans in each category to total loans.

Table 10: Loan Maturities
(Dollars in thousands)

                                                             After 1
                                            Within          but within           After
                                            1 year           5 years            5 years
                                            ------           -------            -------
Commercial                               $     5,750       $     4,280       $     2,172
Real estate-mortgage                           4,855            12,085            26,330
Real estate-construction                       1,658                 -                 -
Consumer                                         289             4,626               304
                                         ===========       ===========      ============
                                         $    12,552       $    20,991      $     28,806
                                         ===========       ===========      ============

Loans maturing after 1 year with:
Fixed interest rates                                       $    14,195      $     27,033
Variable interest rates                                          6,796             1,773
                                                           ===========      ============
                                                           $    20,991      $     28,806
                                                           ===========      ============



POTENTIAL PROBLEM LOANS

     At December 31, 1999 and 1998, loans on either non-accrual status or loans past due 90 days or more and still accruing amounted to $93 thousand and $586 thousand, respectively. In addition to these loans, at December 31, 1999, the Company had approximately $271 thousand of loans that have been internally classified, and $876 thousand that required more than normal attention and are potential problem loans. The Company has considered these loans in establishing the level of the allowance for loan losses. At December 31, 1998, loans that had been internally classified or which required more than normal attention and were potential problem loans were $738 thousand $313 thousand, respectively.

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

     Management also considers reports of examinations furnished by state and federal banking authorities. Regulatory agencies periodically review the allowance for loan losses as part of their examination process and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. A federal examination of the Company and the Bank was conducted in the fourth quarter of 1999 for the balance sheet dated September 30, 1999. No additions to the allowance for loan losses were recommended as a result of the examination.

NONPERFORMING ASSETS:

     Non-performing assets consist of loans on non-accrual status and other real estate owned. Loans are placed on non-accrual status when they become over 90 days past due unless such loans are fully collateralized and, in management's judgment, are collectible. Other real estate owned consists of real estate acquired in settlement of loans. These properties are carried at the lower of cost or estimated fair value. Losses from the acquisition of other real estate owned in full or partial satisfaction of a loan are charged to the allowance for loan losses. Subsequent declines in value or losses upon disposition are charged to non-interest expense

     Table 9 provides an analysis of the size, number and collateral composition of non-performing assets at December 31, 1999.

                                                        Number                                Total
Non-performing assets by dollar amount:                of items           Balance            Dollars
                                                    ---------------------------------------------------
$100,000 - $200,000                                        4                $429               84%
$50,000  - $100,000                                        1                  50               10%
$50,000 and under                                         43                  32                6%
                                                          --                ----              ---
                                                          48                $511              100%
                                                          --                ----              ---
Non-performing assets by collateral composition:
1 - 4 Family residential                                   2                $177
Multi-family residential                                   3                 302
Automobile, equipment and other                            0                   -
Uncollateralized                                          43                  32
                                                          --                ----
                                                          48                $511
                                                          --                ----


Loan Portfolio:

     The loan portfolio is the largest category of the Company's earning assets. Table 10 shows the type and maturity of loans outstanding as of December 31, 1999.

                                                               After 1
                                               Within        but within          After
                                               1 year         5 years           5 years
                                               ------         -------           -------
Commercial                                    $   5,750      $   4,280          $  2,172
Real estate-mortgage                              4,855         12,085            26,330
Real estate-construction                          1,658              -                 -
Consumer                                            289          4,626               304
                                              ---------      ---------          --------
                                              $  12,552      $  20,991          $ 28,806
                                              ---------      ---------          --------
Loans maturing after 1 year with:
Fixed interest rates                                         $  14,195          $ 27,033
Variable interest rates                                          6,796             1,773
                                                             ---------          --------
                                                             $  20,991          $ 28,806
                                                             ---------          --------

Table 11 includes loans collateralized by real estate at December 31, 1999. Some of these loans are included in commercial loans for purposes of Table 10.

Table 11: Loans Collateralized By Real Estate

                                                                                   Percentage
                                                                                    of total
                                                                  Amount         loan portfolio
                                                                       (Dollars in thousands)
                                                              -----------------------------------
Construction and land development                              $   1,689                3%
Collateralized by 1 - 4 family residential properties             16,780               27%
Collateralized by multi-family residential properties              1,808                3%
Collateralized by non-farm non-residential properties             24,966               40%
                                                               ---------              ----
                                                               $  45,243               73%

Investment Portfolio

     The Company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S. Government securities, municipal securities, mortgage-backed securities and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Management's principal objectives for the investment portfolio during 1999 were to maintain an appropriate level of quality and to ensure sufficient liquidity in various interest rate environments while maximizing yield.

     Table 12 shows the maturities of investment securities at December 31, 1999, and the weighted average yields to maturity of such securities:

Table 12:  Investment Securities (1)
           December 31, 1999
              (Dollars in thousands)

                   1 Year or less (2)  1 - 2 Years      2 - 3 Years (3)      3 - 4 Years        4 - 5 Years       Over 5 Years (4)
U.S. Treasury,
government
agencies, state
and political      Amount   Yield    Amount   Yield    Amount    Yield    Amount    Yield     Amount    Yield    Amount    Yield
subdivisions       $5,176   5.66%   $5,011    6.06%   $4,529    5.90%     $2,957     6.31%    $1,496    6.28%    $1,360     5.47%
Other                  65   6.00%      250    5.21%        -       -           -        -          -       -        563     5.65%
                   ------   -----   ------    -----   ------    -----     ------   ------     ------    ----     ------    -----
                   $5,241   5.83%   $5,261    5.64%   $4,529    5.90%     $2,957     6.31%    $1,496    6.28%    $1,923     5.56%

(1)  Presented on an amortized cost basis
(2)  Includes a $222,445 tax-exempt security with a yield of 4.28%
(3)  Includes a $248,980 tax-exempt security with a yield of 4.50%
(4) Includes $535,931 in tax-exempt securities with a weighted average yield of 4.80%

Deposits:

     The Company's deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 19% of total deposits at December 31, 1999. The Bank pays market rates for these funds. Management of the Bank attempts to match large denomination certificates of deposit with rate-sensitive assets. At December 31,1999, available short-term assets totaled $12.7 million.

Table 13: Remaining Maturities of Large Denomination Certificates of Deposit December 31, 1999
(Dollars in thousands)

                                     Amount
                                   --------
Three months or less               $  7,037
Over three through six months         2,595
Over six through twelve months        2,037
Over twelve months                      976
                                   --------
    Total                          $ 12,645
                                   --------

Non-interest Income:

     A comparison of non-interest income may be found in Table 14.

Table 14: Non-interest Income
(Dollars in thousands)
For the years ended December 31,

                               1999                 1998        1999 over
                                                                1998
                              -------------------------------------------
Service charges                 $ 258,757         $224,781       $ 33,976
Other income                      363,462          242,086        121,376
                              -----------         --------      ---------
                                $ 622,219         $466,867       $155,352

Non-interest Expense:

     A comparison of non-interest expense may be found in Table 15.

Table 15: Non-interest Expense
(Dollars in thousands)
For the years ended December 31,

                                        1999        1998       1999 over (under) 1998
                                    --------------------------------------------------------
Salaries and employee benefits      $ 1,445       $ 1,316        $    129
Other                                   393           350              43
Occupancy                               212           185              27
Automated services                      194           133              61
Furniture and equipment                 149           130              19
Taxes & licenses                        102            44              58
Stationery and supplies                  64            72              (8)
Directors' fees                          50            54              (4)
Accounting and audit                     42            38               4
                                    -------      --------        --------
                                    $ 2,651       $ 2,322        $    329

Income Taxes:

     For the year ended December 31, 1999, the Company recognized an expense of $444 thousand. This represents a $23 thousand increase from the $421 thousand expense for 1998. See Note 11 of the Consolidated Financial Statements for additional information with respect to income taxes.

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

Item 8: Changes In And Disagreements With Accountants on Accounting and Financial Disclosures

               None.

PART III

Item 9.  Directors And Executive Officers Of The Registrant

          The Company's by-laws currently provide for 14 directors. As of December 31, 1999, there were 10 directors of the Company. The following schedule sets forth certain information concerning the directors and executive officers of the Company.

                                   Term to                                                         Director
Director's Name              Age   Expire                 Principal Occupation                      Since
---------------              ---   ------                 --------------------                      -----
Lisa F. Chandler              45    2000    Executive Vice-President of Nancy Chandler Associates,   1998
                                            Inc.

James A. Cummings             57    2001    President of Southern Atlantic Label Company, Inc.  1992

F. Dudley Fulton              51    2002    President and Chief Executive Officer of Henderson and   1991
                                            Phillips, Inc.

Henry U. Harris, III          48    2000    President of Virginia Investment Counselors, Inc.        1992
                                            Vice-Chairman of the Board since 1995.

Stephen A. Johnsen            54    2000    President of Flagship Group, LTD.  Secretary of the      1988
                                            Board since 1995.

Robert J. Keogh               51    2001    President and Chief Executive Officer of the Company     1988
                                            since 1992; President and Chief Executive Officer of
                                            Heritage Bank & Trust since 1988.

Peter M. Meredith, Jr.        48    2001    Chairman and Chief Executive Officer of Meredith         1992
                                            Construction Company, Inc.  Chairman of the Board
                                            since 1995.

Gerald L. Parks               66    2002    Chairman of the Board of Capes Shipping Agencies, Inc.   1987

Ross C. Reeves                51    2002    Member of the law firm of Willcox & Savage, P.C.         1994

Harvey W. Roberts, III        55    2001    Partner in the accounting firm of McPhillips, Roberts    1993
                                            and Deans.

Item 10.  EXECUTIVE COMPENSATION

1.   CASH COMPENSATION:

          Set forth below is information concerning the compensation paid to the Company's executive officer.

Summary Compensation Table
Annual Compensation (1)

                                                                                      Director's
Name and Principal Position                  Year         Salary          Bonus          Fees
--------------------------------------------------------------------------------------------------
Robert J. Keogh

     President & Chief Executive Officer     1999        $ 97,190        $ 29,800       $ 4,800
                                             1998        $ 97,190        $ 34,800       $ 4,800
                                             1997        $ 94,725        $ 23,700       $ 4,800

(1)  No compensation earned in either year was deferred.

2.   COMPENSATION PURSUANT TO PLANS:


EMPLOYEE STOCK OPTION PLAN

          As of December 31, 1999, stock options for 117,950 shares are outstanding and, of these shares, 72,125 are exercisable. Options are granted and are exercisable at option prices ranging from $4.60 to $14.50 per share. See disclosures regarding stock option plans in Note 10 to the Consolidated Financial Statements.

DEFERRED COMPENSATION AND RETIREMENT ARRANGEMENTS

          In 1985, Heritage Bank & Trust entered into deferred compensation and retirement arrangements with seven directors and one officer. Each participant is fully vested. The Company's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active service or employment.

          Upon reaching age 70, each participant will receive a retirement benefit ranging from $391 to $3,355 per month for each of the next 120 months. If the participant dies prior to reaching age 70, his beneficiary will begin receiving the monthly retirement benefits. The Company has purchased life insurance contracts in order to fund the expected liabilities under the deferred compensation arrangements. As of December 31, 1999, Heritage Bank & Trust had accrued $176,468 of the anticipated liability.

          In 1990, Robert J. Keogh, President of Heritage Bank & Trust, became a participant in the Heritage Bank & Trust Executive Security Plan. In the event Mr. Keogh dies prior to age 65, his beneficiary will receive monthly payments of $4,167 for each of the next 180 months. Upon his retirement at age 65, Mr. Keogh will receive $4,167 per month for each of the next 180 months or until his death, and thereafter other beneficiaries will receive such retirement benefits. Heritage Bank & Trust funds this obligation through a life insurance contract. Heritage Bank & Trust had accrued $84,750 as of December 31, 1999 of this anticipated liability.

               Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401k"). The Company may contribute cash to the 401k annually, as determined each year by the Board of Directors. Contributions to the 401k are allocated to its participants based on the employee/participant's contributions to the plan. Eligible participants in the 401k include all employees who have completed six months of service (500 hours) beginning with the effective date of the 401k. Benefits will be payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the 401k in two years and the vested percentage is increased annually, reaching 100% after six years. Participants are automatically 100% vested in the 401k upon reaching age 65, death or disability. The Company has the right to amend or terminate the 401k. The Company expensed $46,000 and $60,000 for plan contributions for the years ended December 31, 1999 and 1998, respectively.

          Effective January 1, 1998, the Board of Directors adopted an Employee's Stock Ownership Plan (the "ESOP"). The ESOP covers substantially all employees, whereby funds contributed are used to purchase outstanding common stock of the Company. Contributions are allocated to the participants based on the employee/participant's annual compensation. Employee participants in the ESOP include all employees who have completed six months of service beginning with the effective date of the ESOP. Benefits are payable upon separation from service or upon retirement, disability or death. Employees are 20% vested with respect to the benefits under the ESOP in three years and the vested percentage increases annually, reaching 100% after seven years. Participants are automatically 100% vested in the ESOP upon reaching age 65, death or disability. Participants vote all shares allocated to their respective accounts and the trustees of the ESOP vote any unallocated shares. The Board of Directors of the Company has the right to amend or terminate the ESOP at any time. The Company expensed $28,000 and $13,000 of plan contributions for the years ended December 31, 1999 and 1998, respectively.

COMPENSATION OF DIRECTORS:

          Directors of the Company and Directors of Heritage Bank & Trust receive $400 for each Board of Directors' meeting attended and $100 for each committee meeting attended.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following schedule sets forth information regarding the beneficial ownership of the Company's common stock as of March 10, 2000, of (i) each of the Company's directors; (ii) each person known by the Company to be the holder of 5% or more of the Company's outstanding common stock; and (iii) all of the Company's directors and executive officers as a group.

                                                                      PERCENT OF
NAME OF INDIVIDUAL                             SHARES                     CLASS

Lisa F. Chandler                                 642                     0.08%
6127 Studeley Avenue
Norfolk, VA  23508 USA

James A. Cummings                              6,128(1)                  0.80%
2073 Thomas Bishop Lane
Virginia Beach, VA  23454 USA

F. Dudley Fulton                               5,300                     0.69%
5306 Lakeside Avenue
Virginia Beach, VA  23451 USA

Henry U. Harris, III                          29,705(2)                  3.88%
1503 North Shore Road
Norfolk, VA  23505 USA

Stephen A. Johnsen                             3,618(3)                  0.47%
29368 Pungoteague Road Box 48
Harborton, VA 23422 USA

Robert J. Keogh                                8,695(4)                  1.14%
6146 Sylvan Street
Norfolk, VA  23508 USA

Peter M. Meredith, Jr.                        45,126(5)                  5.89%
5320 Edgewater Drive
Norfolk, VA  23508 USA

Gerald L. Parks                                5,195(6)                  0.68%
27307 Evergreen Lane
Harborton, VA  23389 USA

Ross C. Reeves                                 4,142(7)                  0.54%
1068 Algonquin Road
Norfolk, VA  23505 USA

Harvey W. Roberts, III                        29,792(8)                  3.89%
7612 North Shore Road
Norfolk, VA  23505 USA

Directors and Executive Officers as a
     group (10 persons)                      138,343                    18.07%

(1) Includes 1,500 shares owned jointly with his wife. Also includes 2,765 shares owned by Scott & Stringfellow for Mr. Cummings.
(2) Includes 3,555 shares owned by his wife. Also includes 4,249 shares held as custodian for others and 4,500 shares held in trust.
(3)  Includes 1,650 shares owned jointly with his wife.
(4) Includes 1,335 shares owned jointly with his wife. Also includes 1,998 shares owned by Scott & Stringfellow as an IRA for Mr. Keogh. Does not include 32,900 shares that may be acquired by Mr. Keogh pursuant to the Stock Option Plan for key employees of the Company. See "Compensation Pursuant to Plans." If such shares were included, Mr. Keogh would own 5.43% of the outstanding shares.
(5) Includes 10,960 shares held as Meredith Realty Company, L.L.C., 13,208 shares held as Pomar Holding, L.L.C. and 3,000 shares held as Meredith Realty Associates. Also includes 8,203 shares owned by Davenport & Company for Mr. Meredith.
(6)  Includes 4,614 shares owned jointly with his wife.
(7)  Includes 3,142 shares held as custodian for others.
(8) Includes 17,280 shares owned by his wife and 3,000 shares owned jointly with his wife. Also includes 1,000 shares owned by Scott & Stringfellow as an IRA for Roberts & Speece, CPA, P.L.C. for Mr. Roberts.

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

     Heritage Bank & Trust occupies 7,581 square feet of space in a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership, which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of Heritage Bank & Trust own an aggregate of approximately 34% of the partnership interests. IBV Partners, L.P. and Heritage Bank & Trust entered into a lease in December 1986, which was modified in December 1998. See disclosures regarding the lease commitment in
Note 12 of the Consolidated Financial Statements.

     The Company and Heritage Bank & Trust purchase various types of business insurance through the Flagship Group LTD, of which Stephen A. Johnsen is President. Mr. Johnsen is a director and Secretary of the Company. Insurance premiums paid to the Flagship Group LTD as agent for commercial insurance providers was $41,928 during 1999. The Bank has also sold securities to the Flagship Group LTD under agreements to repurchase, which constitute approximately 42% of the securities sold under agreements to repurchase at December 31, 1999. See Note 9 of the Consolidated Financial Statements for additional information.

     Heritage Bank & Trust has retained the law firm of Willcox & Savage, P.C. in connection with certain legal representations and expects to continue to do so in the future. Ross C. Reeves, a director of the Company is an attorney in the law firm. Fees paid to Willcox & Savage, P.C. by Heritage Bank & Trust were $23,025 in 1999.

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

          10.6 Employee's Stock Ownership Plan. (Incorporated herein by reference to the Corporation's Form 10-KSB for 1998 filed March 30, 1998.)

(B)  Reports on Form 8-K

                    One Form 8-K was filed during the year ended December 31, 1999. The information filed is listed below:

                         .   Filing Date -  December 1, 1999

                         . Item(s) Reported -Company acquired 42,000 shares of its common stock from a single holder on November 26, 1999.

                         .   Financial Statements Filed - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Heritage Bankshares, Inc.
                            ------------------------
                                   (Registrant)

Date: March 22, 2000               by /s/ Robert J. Keogh
                                      -----------------------------------------
                                          Robert J. Keogh, President and Chief
                                          Executive Officer


                                    by /s/ Peter M. Meredith
                                       ----------------------------------------
                                           Peter M. Meredith, Jr., Chairman of
                                           the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000.

SIGNATURES*

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

/s/ F. Dudley Fulton
-------------------------------------
F. Dudley Fulton
Director

/s/ Gerald L. Parks
-------------------------------------
Gerald L. Parks
Director

/s/ Ross C. Reeves
-------------------------------------
Ross C. Reeves
Director

/s/ Harvey W. Roberts, III
-------------------------------------
Harvey W. Roberts, III
Director

                              *POWER OF ATTORNEY
                               -----------------

Each person whose signature appears above under "SIGNATURES" hereby authorizes Robert J. Keogh and Peter M. Meredith, Jr. or either of them, to execute in the name of each such person, and to file any amendment to this report, and hereby appoints Robert J. Keogh and Peter M. Meredith, Jr. or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

                            HERITAGE BANKSHARES, INC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                                                                PAGE
Report of Independent Accountants...........................................................        F-1

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets........................................................        F-2

         Consolidated Statements of Income..................................................        F-3

         Consolidated Statements of Stockholders' Equity ...................................        F-4

         Consolidated Statements of Cash Flows .............................................        F-5

         Notes to Consolidated Financial Statements ........................................        F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Heritage Bankshares, Inc.
Norfolk, Virginia


      We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries at December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Goodman & Company, LLP

Norfolk, Virginia
January 14, 2000

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

========================================================================================

December 31,                                                  1999             1998
----------------------------------------------------------------------------------------
                                  ASSETS

Cash and due from banks                                 $    3,436,565   $     3,603,916
Federal funds sold                                           4,049,069         3,457,492
Securities available for sale                               16,908,604        14,318,091
Securities held to maturity                                  4,316,878         5,118,715
Loans, net                                                  61,437,024        55,670,814
Loans held for sale                                                  -           938,456
Accrued interest receivable                                    646,619           578,616
Other real estate owned                                        428,500           428,500
Premises and equipment, net                                  2,353,524         2,010,228
Other assets                                                 1,318,933         1,166,670
                                                        --------------------------------

                                                        $   94,895,716   $    87,291,498
                                                        ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest bearing deposits                       $   16,350,570   $    14,521,488
     Interest-bearing deposits                              67,283,837        62,761,449
                                                        --------------------------------
                                                            83,634,407        77,282,937
Securities sold under agreements to repurchase               2,069,810           981,271
Short-term borrowings                                           53,045            63,234
Accrued interest payable                                       302,276           317,995
Other liabilities                                              562,788           567,109
                                                        --------------------------------
                                                            86,622,326        79,212,546
                                                        --------------------------------
Stockholders' equity:
     Common stock, $5 par value - authorized
       3,000,000 shares; issued and outstanding:
       1999 - 765,700 shares; 1998 - 801,250 shares          3,828,500         4,006,250
     Additional paid-in capital                               (343,377)         (351,757)
     Retained earnings                                       4,908,908         4,336,068
     Accumulated other comprehensive income (loss)            (120,641)           88,391
                                                        --------------------------------
                                                             8,273,390         8,078,952
                                                        --------------------------------

                                                        $   94,895,716   $    87,291,498
                                                        ================================

                The notes to consolidated financial statements
                    are an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

==================================================================================================================

Years Ended December 31,                                                              1999              1998
------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                 $      5,185,754   $     4,864,520
                                                                                ----------------------------------
     Interest on investment securities:
        Available for sale                                                               848,820           890,310
        Held to maturity                                                                 277,027           367,637
                                                                                ----------------------------------
                                                                                       1,125,847         1,257,947
                                                                                ----------------------------------

     Interest on federal funds sold                                                      289,102           332,250
                                                                                ----------------------------------
            Total interest income                                                      6,600,703         6,454,717
                                                                                ----------------------------------

Interest expense:
     Interest on deposits                                                              2,882,323         2,964,137
     Interest on short-term borrowings                                                    84,956            86,770
                                                                                ----------------------------------
            Total interest expense                                                     2,967,279         3,050,907
                                                                                ----------------------------------

            Net interest income                                                        3,633,424         3,403,810

Provision for loan losses                                                                101,250            65,500
                                                                                ----------------------------------

            Net interest income after provision for loan losses                        3,532,174         3,338,310
                                                                                ----------------------------------

Noninterest income:
     Services charges                                                                    258,757           224,781
     Other                                                                               363,462           242,086
                                                                                ----------------------------------
                                                                                         622,219           466,867
                                                                                ----------------------------------

Noninterest expense:
     Salaries and employee benefits                                                    1,444,685         1,315,750
     Other                                                                               477,647           442,481
     Occupancy expenses                                                                  212,444           185,443
     Automated services                                                                  198,400           132,961
     Furniture and equipment expense                                                     148,518           130,121
     Taxes and licenses                                                                  102,430            43,460
     Stationery and supplies                                                              66,795            71,813
                                                                                ----------------------------------
                                                                                       2,650,919         2,322,029
                                                                                ----------------------------------

Income before income taxes                                                             1,503,474         1,483,148

Income tax expense                                                                       444,324           420,637
                                                                                ----------------------------------

Net income                                                                      $      1,059,150   $     1,062,511
                                                                                ----------------------------------

Earnings per common share - basic                                               $           1.33   $          1.33
                                                                                ----------------------------------

Earnings per common share - assuming dilution                                   $           1.26   $          1.25
                                                                                ----------------------------------

                The notes to consolidated financial statements
                    are an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
===============================================================================

Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       Other
                                                 Common Stock         Additional                   Comprehensive
                                           -----------------------     Paid-in        Retained        Income
                                            Shares       Amount        Capital        Earnings        (Loss)         Total
                                           ---------   -----------    -----------    -----------   ------------- -------------
Balance, December 31, 1997                   795,050   $ 3,975,250    $ (360,790)   $ 3,409,668    $   56,618    $   7,080,746
                                                                                                                 -------------
Net income for 1998                                              -             -      1,062,511                      1,062,511

Net changes in unrealized gain (loss)
     on securities available-for-sale,
     net of deferred income taxes
     of $16,368                                                                                        31,773           31,773
                                                                                                                 -------------
Total comprehensive income                                                                                           1,094,284
                                                                                                                 -------------
Stock options exercised in 1998                6,200        31,000         9,033              -             -           40,033

Less: Dividends paid in 1998                                     -             -       (136,111)            -         (136,111)
                                           -----------------------------------------------------------------------------------

Balance, December 31, 1998                   801,250     4,006,250      (351,757)     4,336,068        88,391        8,078,952
                                                                                                                 -------------

Net income for 1999                                              -             -      1,059,150             -        1,059,150


Net changes in unrealized gain (loss)
     on securities available-for-sale,
     net of deferred income tax benefit
     of $107,683                                                 -             -              -      (209,032)        (209,032)
                                                                                                                 -------------
Total comprehensive income                                                                                             850,118
                                                                                                                 -------------

Stock options exercised in 1999                6,450        32,250         8,380              -             -           40,630
Common stock reacquired                      (42,000)     (210,000)                    (325,500)                      (535,500)
Less: Dividends paid in 1999                                     -             -       (160,810)            -         (160,810)
                                           -----------------------------------------------------------------------------------

Balance, December 31, 1999                   765,700   $ 3,828,500    $ (343,377)   $ 4,908,908    $ (120,641)   $   8,273,390
                                           ===================================================================================

                The notes to consolidated financial statements
                    are an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================

Years Ended December 31,                                                                  1999           1998
------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                       $    1,059,150   $  1,062,511
    Adjustments to reconcile to net cash
        provided by operating activities:
        Provision for loan losses                                                           101,250         65,500
        Provision for depreciation and amortization                                         136,125        116,307
        Amortization of investment security premiums,
           net of discounts                                                                  21,355         15,105
        Deferred loan origination fees, net of costs                                        (21,621)        (7,538)
        Changes in:
           Interest receivable                                                              (68,003)       113,872
           Interest payable                                                                 (15,719)       (24,311)
           Loans held for sale                                                              938,456       (828,456)
           Other assets                                                                     (45,644)      (123,884)
           Other liabilities                                                                 (4,321)      (216,862)
                                                                                     -----------------------------
              Net cash provided by operating activities                                   2,101,028        172,244
                                                                                     -----------------------------
Investing activities:
    Proceeds from maturities of available-for-sale securities                             6,740,890      6,154,865
    Proceeds from maturities, prepayments and calls of
        held-to-maturity securities                                                       1,878,301      2,454,675
    Purchases of available-for-sale securities                                           (9,663,065)    (4,758,877)
    Purchases of held-to-maturity securities                                             (1,082,873)      (707,394)
    Loan originations, net of principal repayments                                       (5,845,839)    (4,596,943)
    Purchases of land, premises and equipment                                              (478,356)      (810,405)
                                                                                     -----------------------------
              Net cash used by investing activities                                      (8,450,941)    (2,264,079)
                                                                                     -----------------------------
Financing activities:
    Net increase in demand deposits,
        NOW accounts and savings accounts                                                 2,000,402      5,131,125
    Net increase (decrease) in certificates of deposit                                    4,351,067       (645,225)
    Net increase (decrease) in securities sold under
        agreements to repurchase                                                          1,088,539       (963,941)
    Net increase (decrease) in short-term borrowings                                        (10,189)        10,986
    Common stock reacquired                                                                (535,500)             -
    Net proceeds from exercise of stock options                                              40,630         40,033
    Cash dividends paid                                                                    (160,810)      (136,111)
                                                                                     -----------------------------
              Net cash provided by financing activities                                   6,774,139      3,436,867
                                                                                     -----------------------------
Increase in cash and cash equivalents                                                       424,226      1,345,032

Cash and cash equivalents at beginning of year                                            7,061,408      5,716,376
                                                                                     -----------------------------
Cash and cash equivalents at end of year                                             $    7,485,634   $  7,061,408
                                                                                     =============================
    As shown on the Consolidated Balance Sheets:
        Cash and due from banks                                                           3,436,565      3,603,916
        Federal funds sold                                                                4,049,069      3,457,492
                                                                                     -----------------------------
                                                                                     $    7,485,634   $  7,061,408
                                                                                     =============================
Supplemental schedules and cash flow information: Cash paid for:
        Interest on deposits and other borrowings                                    $    2,982,997   $  3,075,544
                                                                                     =============================

        Income taxes                                                                 $      543,036   $    775,579
                                                                                     =============================

                The notes to consolidated financial statements
                    are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE BANKSHARES, INC.

DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

      Heritage Bankshares, Inc. (the "Company") was organized under the laws of the Commonwealth of Virginia in 1983. The Company has four wholly-owned subsidiaries, including one bank: Heritage Bank & Trust (the "Bank") with five full service branches in Norfolk and Chesapeake, Virginia. The Company's other subsidiaries are IBV Real Estate Holdings, Inc., a Virginia corporation, Sentinel Title Services, Inc., a Virginia corporation, and Sentinel Trust Services, L.L.C., a Virginia limited liability company. The Bank is a state-chartered bank and a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

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

                        (Notes Continued on Next Page)

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

    The adequacy of the allowance for loan losses is periodically evaluated by the Bank, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Bank's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

                        (Notes Continued on Next Page)

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

                        (Notes Continued on Next Page)

    The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received, if any. Prior to demonstrating performance, the Bank generally classifies impaired restructured loans, if any, as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms and has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

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

    Income Taxes

    The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 1999, a valuation allowance has not been provided against the deferred tax asset.

    Deferred Compensation Plans

    The Bank maintains deferred compensation and retirement arrangements with certain directors and officers. The Company's policy is to accrue the present value of estimated amounts to be paid under the contracts over the expected period of active employment. The Bank purchased life insurance contracts to fund the expected liabilities under the contracts.

                        (Notes Continued on Next Page)

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

    Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions and other factors.

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

    Comprehensive Income

    The Company adopted FASB Statement No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, and realized gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of FASB Statement No. 130 had no effect on the Corporation's net income or shareholders' equity.

                        (Notes Continued on Next Page)

    The components of other comprehensive income and related tax effects are as follows:



                                                       1999                 1998
                                                  ---------------     ----------------
        Unrealized holding gains (losses) on
           available-for-sale securities              $(316,715)            $ 50,346
        Reclassification adjustment for
           gains realized in income                           -               (2,205)
                                                      ---------             --------
        Net unrealized gains (losses)                  (316,715)              48,141
        Tax effect                                      107,683              (16,368)
                                                      ---------             --------

        Net-of-tax amount                             $(209,032)            $ 31,773
                                                      =========             ========

    Computer Software

    During the year ended December 31, 1999, the Company adopted Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This SOP was effective for fiscal years beginning after December 31, 1998. The SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Generally, internal costs with respect to software configuration and interface, coding, installation to hardware, testing (including parallel processing), and data conversion costs allowing access of old data by new systems should be capitalized. All other data conversion costs, training, application maintenance, and ongoing support activities should be expensed. The Company's adoption of this SOP on January 1, 1999 did not materially impact the Company's consolidated financial condition or results of operations.

    Start-up Activities

    During the year ended December 31, 1999, the Company adopted SOP 98-5, Reporting on the Costs of Start-up Activities. The SOP requires such costs to be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization for both development stage and established operating activities as those one-time activities that relate to the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process in an existing facility, doing business with a new class of customer or beneficiary, or commencing some new operation. The SOP was effective for fiscal years beginning after December 15, 1998. Consistent with banking industry practice, the Company's policy is to expense such costs. Therefore, its adoption, on January 1, 1999, did not materially affect the Company's consolidated financial position or results of operations.

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

                                                                     Years Ended December 31,
                                                              ---------------------------------
Condensed Statements of Income                                    1999                 1998
                                                              --------------     ---------------
Income:
Dividends from subsidiary bank                                    $  696,310         $  136,111
Other                                                                 12,116             12,000
                                                              ---------------------------------

Expenses:
Other                                                                 35,004             30,082
                                                              =================================

Income before income taxes and equity in
    undistributed net income of subsidiaries                         673,425            118,029
Applicable income tax benefit                                         18,521             21,063
                                                              ---------------------------------
Income before equity in undistributed net
    income of subsidiaries                                           691,946            139,092
Equity in undistributed net income of subsidiaries                   367,204            923,419
                                                              ---------------------------------

           Net income                                             $1,059,150         $1,062,511
                                                              =================================

                        (Notes continued on next page)

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

                                                                       Years Ended December 31,
                                                                      --------------------------
Condensed Statements of Cash Flows                                        1999          1998
                                                                      -----------    -----------
Operating activities:
Net income                                                              $1,059,150     $1,062,511
Adjustments to reconcile to net cash provided by
 operating activities:
Depreciation                                                                 3,940          8,196
Undistributed net income of subsidiaries                                  (367,204)      (923,419)
Changes in:
    Other assets                                                           (56,573)       429,714
    Other liabilities                                                       (8,305)      (263,462)
                                                                        ----------     ----------
Net cash provided by operating activities                                  631,008        313,540
                                                                        ----------     ----------

Financing activities:
Net proceeds from exercise of stock options                                 40,630         40,033
Common stock reacquired                                                   (535,500)             -
Cash dividends paid                                                       (160,810)      (136,111)
                                                                        ----------     ----------
Net cash used by financing activities                                     (655,680)       (96,078)
                                                                        ----------     ----------
Net increase (decrease) in cash and cash equivalents                       (24,672)       217,462

Cash and cash equivalents at beginning of year                              257,382        39,920
                                                                        ===========    ==========
Cash and cash equivalents at end of year                                $   232,710    $  257,382
                                                                        -----------    ----------

    Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 1999, dividends from the Bank to the Company are limited to approximately $2,650,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust's stockholder's equity. At December 31, 1999, such maximum amount available is approximately $783,000.


NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

    The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $828,000 for the year ended December 31, 1999, with the average reserve requirement for the same period being approximately $818,000. On December 31, 1999, the reserve balances were approximately $806,000.

                        (Notes continued on next page)

NOTE 5 - SECURITIES

    Securities at December 31, 1999 and 1998 are as follows:

                                                                Gross             Gross
                                            Amortized        Unrealized         Unrealized        Estimated Fair
                                              Cost              Gains             Losses              Value
                                          -------------    ---------------    --------------   --------------
December 31, 1999
 Securities available for sale
     U.S. Treasury                           $ 2,756,257      $  2,730           $ 16,952         $ 2,742,035
     U.S. government agencies                 13,438,368           842            157,769          13,281,441
     Mortgage-backed securities                  704,400         1,717                489             705,628
     State and political subdivisions            192,368             -             12,868             179,500
                                          -------------------------------------------------------------------
                                             $17,091,393      $  5,289           $188,078         $16,908,604
                                          ===================================================================
 Securities held to maturity
     U.S. Treasury                           $   997,176      $    537           $     53         $   997,660
     U.S. government agencies                  1,459,551           475             22,545           1,437,481
     Mortgage-backed securities                  166,975             -                 10             166,965
     State and political subdivisions            814,987         1,865              4,060             812,792
     Other                                       878,189             -              7,229             870,960
                                          -------------------------------------------------------------------
                                             $ 4,316,878      $  2,878           $ 33,897         $ 4,285,858
                                          ===================================================================
 December 31, 1998
   Securities available for sale
     U.S. Treasury                           $ 5,999,454      $ 83,666           $      -         $ 6,083,120
     U.S. government agencies                  7,038,469        51,222              6,451           7,083,240
     Mortgage-backed securities                  952,599         8,528              1,180             959,947
     State and political subdivisions            193,643             -              1,859             191,784
                                          -------------------------------------------------------------------
                                             $14,184,165      $143,416           $  9,490         $14,318,091
                                          ===================================================================
    Securities held to maturity
     U.S. Treasury                           $ 1,742,557      $ 28,856           $      -         $ 1,771,413
     U.S. government agencies                  1,706,042        18,671                  -           1,724,713
     State and political subdivisions            821,361        27,118                  -             848,479
     Other                                       848,755             -                  -             848,755
                                          -------------------------------------------------------------------
                                             $ 5,118,715      $ 74,645           $      -         $ 5,193,360
                                          ===================================================================

                        (Notes continued on next page)

     Other securities include restricted investments of $626,100 and $846,300 at December 31, 1999 and 1998, respectively. These securities do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost and periodically evaluated for impairment.

     Investment securities having carrying values of $6,858,604 and $3,910,064 at December 31, 1999 and 1998, respectively, are pledged to secure deposits of the U.S. Government and the Commonwealth of Virginia. The estimated fair values of these securities were $6,787,210 and $3,969,068 at December 31, 1999 and 1998, respectively.

     The amortized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 1999 are as follows:


                                              Securities Held to Maturity                Securities Available for Sale
                                            -----------------------------------      --------------------------------------
                                                                 Estimated Fair                             Estimated Fair
                                             Amortized Cost          Value            Amortized Cost            Value
                                            ---------------     ---------------      ----------------      ----------------
     Due in one year or less                     $1,237,776          $1,238,787           $ 4,003,191           $ 3,991,229
     Due from one year to five years              2,004,910           1,976,267            12,238,669            12,081,413
     Due from five years to ten years               193,563             194,245               305,145               303,059
     Due after ten years                            880,629             876,559               544,388               532,903
                                               ------------        ------------        --------------        --------------
                                                 $4,316,878          $4,285,858           $17,091,393           $16,908,604
                                               ============        ============        ==============        ==============

NOTE 6 - LOANS

  Loans consist of the following:


                                                                                    December 31,
                                                                         -----------------------------------
                                                                            1999                   1998
                                                                         -------------         --------------
                      Gross loans
                      Commercial                                           $11,771,965            $11,600,892
                      Real estate - mortgage                                43,686,330             39,055,029
                      Real estate - construction                             1,657,724              1,421,877
                      Installment and consumer loans                         5,232,608              4,487,861
                                                                         -------------         --------------
                      Total gross loans                                     62,348,627             56,565,659

                      Less - allowance for loan losses                        (911,603)              (894,845)
                                                                         -------------         --------------
                      Loans, net                                           $61,437,024            $55,670,814
                                                                         =============         ==============


                         (Notes Continued on Next Page)                     F-16

     A summary of the activity in the allowance for loan losses account is as follows:

                                                                            Years Ended December 31,
                                                                        ---------------------------------
                                                                           1999                 1998
                                                                        ------------          -----------
              Balance, beginning of year                                   $ 894,845             $889,384
              Provision charged to operations                                101,250               65,500
              Loans charged-off                                             (174,688)             (81,338)
              Recoveries                                                      90,196               21,299
                                                                        ------------          -----------
              Balance, end of year                                         $ 911,603             $894,845
                                                                        ============          ===========

     The following is a summary of information pertaining to impaired loans:

                                                                                  December 31,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ----------------     ----------------
              Impaired loans without a valuation allowance           $              -     $              -
              Impaired loans with a valuation allowance                        81,967              424,210
                                                                     ----------------     ----------------
              Total impaired loans                                            $81,967             $424,210
                                                                     ================     ================
              Valuation allowance related to impaired loans                   $25,639             $212,100
                                                                     ================     ================

                                                                            Years Ended December 31,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ----------------      ---------------
      Average investment in impaired loans                                   $222,000             $490,000
                                                                     ================      ===============
      Interest income recognized on impaired loans                           $      -             $      -
                                                                     ================      ===============
      Interest income recognized on a cash basis on impaired loans           $      -             $      -
                                                                     ================      ===============

     No additional funds are committed to be advanced in connection with impaired loans.

     Loans on which the accrual of interest has been discontinued amount to $81,967 and $424,210 at December 31, 1999 and 1998, respectively. If interest on these loans had been accrued, such income would have approximated $10,048 and $56,922 for 1999 and 1998, respectively. No interest income was recognized or received on these loans in 1999 and 1998.

                         (Notes Continued on Next Page)                     F-17

NOTE 7 - PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                                                      December 31,
                                                                          -------------------------------------
                                                                                1999                 1998
                                                                          ---------------       ---------------
                          Land and improvements                               $   612,567           $   612,567
                          Buildings                                             1,769,232             1,505,217
                          Leasehold improvements                                    7,951                 7,951
                          Equipment, furniture and fixtures                     1,206,096             1,043,663
                                                                          ---------------       ---------------
                                                                                3,595,846             3,169,398
                          Less - accumulated depreciation                      (1,242,322)           (1,159,170)
                                                                          ---------------       ---------------
                                                                              $ 2,353,524           $ 2,010,228
                                                                          ===============       ===============


     Depreciation charged to operating expense for the years ended December 31, 1999 and 1998 was $136,125 and $116,307, respectively.


NOTE 8 - DEPOSITS

     Interest bearing deposits consist of the following:

                                                                                      December 31,
                                                                         ---------------------------------------
                                                                               1999                  1998
                                                                         -----------------      ----------------
                          Money Market and NOW account deposits                $15,275,362           $15,648,268
                          Savings deposits                                       4,865,712             4,321,485
                          Certificates of deposit $100,000 and over             12,644,699            10,405,870
                          Other time deposits                                   34,498,064            32,385,826
                                                                         -----------------      ----------------
                                                                               $67,283,837           $62,761,449
                                                                         =================      ================


     At December 31, 1999, the scheduled maturities of time deposits are as follows:

                                  2000                                                $39,937,342
                                  2001                                                  2,474,658
                                  2002                                                    968,946
                                  2003                                                  2,610,161
                                  2004                                                  1,126,656
                                  Thereafter                                               25,000
                                                                                      -----------
                                                                                      $47,142,763
                                                                                      ===========

                         (Notes Continued on Next Page)                     F-18

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
BORROWINGS

    Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Investment securities with carrying values of $3,682,680 and $3,002,067 at December 31, 1999 and 1998, respectively, are pledged to secure these agreements. Information concerning securities sold under agreements to repurchase is summarized, as follows:

                                                           1999                 1998
                                                    -----------------    -----------------
       Average balance during the year                     $2,026,344           $2,081,131
                                                    =================    =================

       Average interest rate during the year                     4.06%                4.05%
                                                    =================    =================

       Maximum month end balance during the year           $2,880,363           $3,149,029
                                                    =================    =================

    Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

    The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5.9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential real estate loans. In addition, the Bank may borrow up to 10% of its total assets under a separate credit availability program with the Federal Home Loan Bank of Atlanta. As of December 31, 1999, the Bank had no outstanding balance on these lines of credit.

NOTE 10 - STOCK COMPENSATION PLANS

    At December 31, 1999, the Bank had fixed stock compensation plans for its employees. The Bank applies Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

                        (Notes Continued on Next Page)

    All options have ten year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted. The following is a summary of the Bank's stock option activity, and related information for the years ended December 31:

                                                               1999                                         1998
                                             ----------------------------------------     -----------------------------------------
                                                                    Weighted-Average                             Weighted-Average
                                                  Options            Exercise Price            Options            Exercise Price
                                             -----------------     ------------------     -----------------     -------------------
    Outstanding - beginning of year                     93,650                 $ 7.52                99,850                  $7.45
    Granted                                             30,750                  14.50                     -                      -
    Exercised                                           (6,450)                  6.30                (6,200)                  6.32
    Forfeited                                                -                      -                     -                      -
                                             -----------------     ------------------     -----------------     -------------------
    Outstanding - end of year                          117,950                 $ 9.40                93,650                  $7.52
                                             =================     ==================     =================     ===================
    Exercisable - end of year                           72,125                 $ 7.27                78,575                  $6.87
                                             =================     ==================     =================     ===================

NOTE 11 - INCOME TAXES

    The principal components of income tax expense are as follows:

                                                                           Years Ended December 31,
                                                                          1999                 1998
                                                                     ---------------     ---------------
       Federal income tax expense - current                                 $418,703            $444,824

       Deferred federal income tax expense (benefit)                          25,621             (24,187)
                                                                     ---------------     ---------------
       Income tax expense                                                   $444,324            $420,637
                                                                     ===============     ===============

    Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:


                                                                       Years Ended December 31,
                                                                      1999                 1998
                                                                  ---------------     ---------------
       Federal income tax expense - at 34% statutory rate                $511,181            $504,270
       Tax effect of:
         Tax-exempt interest                                              (45,763)            (44,763)
         Exercised stock options                                          (19,380)            (25,030)
         Other                                                             (1,714)            (13,840)
                                                                     -------------       -------------
       Income tax expense                                                $444,324            $420,637
                                                                     =============       =============

                        (Notes Continued on Next Page)

     A cumulative net deferred tax asset is included in other assets at December 31, 1999 and 1998. The components of the asset are as follows:

                                                                               1999               1998
                                                                          --------------     ---------------
       Deferred tax assets:
           Deferred compensation                                               $  88,814          $  89,522
           Bad debts and other provisions                                        291,423            288,603
           Other                                                                  24,688             19,208
           Interest income                                                         3,444             23,467
           Net unrealized depreciation on available-for-sale
             securities                                                           62,149                  -
                                                                          --------------     --------------
           Total deferred tax asset                                              470,518            420,800
                                                                          --------------     --------------

       Deferred tax liabilities:
           Deferred loan fees                                                    (40,722)           (36,247)
           Discount accretion on securities                                      (14,170)           (14,423)
           Net unrealized appreciation on available-for-sale
             securities                                                                -            (47,394)
           Fixed assets                                                          (50,627)           (39,800)
                                                                          --------------     --------------
                                                                                (105,519)          (137,864)
                                                                          --------------     --------------
           Net deferred tax asset                                              $ 364,999          $ 282,936
                                                                          ==============     ==============

NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

    The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $64,439 are required each year for five years under the long-term non-cancellable lease agreement as of December 31, 1996, which expires in December, 2001. Total lease expense was $64,439 for the years 1999 and 1998, respectively.

                        (Notes Continued on Next Page)

NOTE 13 - OTHER RELATED PARTY TRANSACTIONS

    The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $6,400,000 and $5,640,000 at December 31, 1999 and 1998, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $1,805,000 and $646,000 at December 31, 1999 and 1998, respectively. A summary of related party loan activity for Heritage Bank and Trust is as follows during 1999:

          Balance, December 31, 1998                   $ 5,456,742
          Originations - 1999                            1,329,491
          Repayments - 1999                             (1,533,256)
                                                      -------------

          Balance, December 31, 1999                   $ 5,252,977
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

    Commitments to extend credit and letters of credit to related parties amounted to $837,340 and $1,365,800 at December 31, 1999 and 1998, respectively.

                        (Notes continued on next page)

NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

    The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 1999 and 1998. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 14% to 18%.

                                                  December 31, 1999                             December 31, 1998
                                      -------------------    ----------------      -------------------     -----------------
                                         Variable Rate          Fixed Rate            Variable Rate           Fixed Rate
                                          Commitment            Commitment             Commitment             Commitment
                                      -------------------    -----------------     -------------------     -----------------
Loan Commitments                              $11,000,158           $4,480,008             $10,492,268            $2,149,258

Standby letters of credit
   and guarantees written                     $   186,075           $  103,905             $   400,465            $   47,000

    All of the guarantees outstanding at December 31, 1999 expire during 2000.

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

                        (Notes continued on next page)

    Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have significant exposure to any individual customer or counterparty. The major concentrations of credit risk for the Bank arise by customer loan type in relation to loans and credit commitments. A geographic concentration arises because the Bank operates primarily in southeastern Virginia.

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

NOTE 15 - REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

     As of September 30, 1999, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                        (Notes continued on next page)

     The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                            To Be Well Capitalized
                                                             For Capital Adequacy          Under Prompt Corrective
                                          Actual                   Purposes                   Action Provisions
                                  ----------------------   --------------------------    ---------------------------
                                    Amount       Ratio         Amount        Ratio          Amount          Ratio
                                  ---------   ----------   ------------   -----------    ------------    -----------
As of December 31, 1999:
Total Capital
    (to Risk-Weighted Assets)      $9,191,000    14.45%      $5,089,000         8.00%      $6,361,000         10.00%
Tier I Capital
    (to Risk-Weighted Assets)      $8,394,000    13.20%      $2,544,000         4.00%      $3,817,000          6.00%
Tier I Capital
    (to Average Assets)            $8,394,000     9.12%      $3,680,000         4.00%      $4,600,000          5.00%

                                                                                            To Be Well Capitalized
                                                             For Capital Adequacy          Under Prompt Corrective
                                          Actual                   Purposes                   Action Provisions
                                  ----------------------   --------------------------    ---------------------------
                                    Amount       Ratio         Amount        Ratio          Amount          Ratio
                                  ---------   ----------   ------------   -----------    ------------    -----------
As of December 31, 1998:
Total Capital
    (to Risk-Weighted Assets)      $8,729,000    14.73%      $4,711,000         8.00%      $5,889,000         10.00%
Tier I Capital
    (to Risk-Weighted Assets)      $7,991,000    13.48%      $2,355,000         4.00%      $3,533,000          6.00%
Tier I Capital
    (to Average Assets)            $7,991,000     9.24%      $3,460,000         4.00%      $4,326,000          5.00%

    There is no significant difference between the Bank's actual ratios disclosed above, and the related actual ratios of the Company.

                        (Notes continued on next page)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and fair value of the Bank's financial instruments at December 31, 1999 and 1998. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

                                                           1999                                    1998
                                         ----------------------------------      ---------------------------------
                                           Carrying                                 Carrying
                                             Amount            Fair Value             Amount          Fair Value
                                         ---------------     --------------      ---------------     -------------
                                               (Dollars in thousands)                  (Dollars in thousands)
Financial Assets:
Cash and cash
    equivalents                                  $ 7,486             $ 7,486             $ 7,061             $ 7,061
Loans (net)                                       61,437              61,099              56,609              58,806
Investment securities                             21,225              21,192              19,434              19,509
Accrued interest
    receivable                                       647                 647                 579                 579

Financial Liabilities:
Deposit liabilities                               83,634              83,798              77,283              78,095
Accrued interest
    payable                                          302                 302                 318                 318
Short term borrowings                                 53                  53                  63                  63
Securities sold under
    agreements to repurchase                       2,070               2,070                 981                 981

    Estimation of Fair Values

    The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

    Short-term financial instruments are valued at their carrying amounts included in the Bank's balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, short-term borrowings, and securities sold under agreements to repurchase.

                        (Notes continued on next page)

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

    The fair value of demand deposits and deposits with no defined maturity is taken to be the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

    The carrying amounts of accrued interest approximate fair value.

    It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

                        (Notes continued on next page)

NOTE 17 - EARNINGS PER SHARE RECONCILIATION

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                               1999               1998
                                                                          ---------------    ---------------

           Net income (numerator, basic and diluted)                           $1,059,150         $1,062,511

           Weighted average shares outstanding (denominator)                      798,542            799,496
                                                                          ---------------    ---------------

           Earnings per common share-basic                                     $     1.33         $     1.33
                                                                          ===============     ==============

           Effect of dilutive securities

           Weighted average shares outstanding                                 $  798,542         $  799,496
           Effect of stock options                                                 41,499             51,895
                                                                          ---------------     --------------
           Diluted average shares outstanding (denominator)                       840,041            851,391
                                                                          ---------------     --------------

           Earnings per common share - assuming dilution                       $     1.26         $     1.25
                                                                          ===============     ==============

                                   * * * * *