Form 10QSB
period 2000-03-31
HERITAGE BANKSHARES INC /VA
filed 2000-05-12
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934 [No Fee Required]

                      For the Quarter Ended March 31, 2000


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


                                   YES x    NO__



Common stock, par value $5.00 per share: 766,000 shares outstanding as of 5/3/99

 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:


                           Consolidated Balance Sheets

                           Consolidated Statements of Income

                          Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                                      March 31,    December 31,        March 31,
                                                                        2000             1999            1999
                                                                   -------------------------------------------------
ASSETS
Cash and due from banks                                                $ 4,564,848        3,436,565     $ 4,065,501
Federal funds sold                                                         403,498        4,049,069       4,782,036
Securities available for sale                                           15,587,820       16,908,604      13,148,835
Securities held to maturity                                              3,805,889        4,316,878       4,937,821
Loans, net of unearned income and allowance                             66,615,639       61,437,024      56,887,977
Loans held for sale                                                        127,920                -         192,864
Accrued interest receivable                                                652,195          646,619         656,995
Premises and equipment                                                   2,345,696          428,500       2,172,532
Other real estate owned                                                    428,500        2,353,524         428,500
Other assets                                                             1,350,877        1,318,933       1,185,246
                                                                     -------------     ------------   -------------
                                                                      $ 95,882,882      $94,895,716    $ 88,458,307
                                                                     =============     ============   =============
LIABILITIES
Non-interest bearing deposits                                           17,638,999       16,350,570      14,721,055
Interest bearing deposits                                               64,931,051       67,283,837      63,039,142
                                                                     -------------     ------------   -------------
                                                                        82,570,050       83,634,407      77,760,197
Short-term borrowings                                                      875,215        2,069,810          51,012
Securities sold under agreements to repurchase                           3,095,206           53,045       1,545,883
Accrued interest payable                                                   299,674          302,276         279,936
Other liabilities                                                          522,614          562,788         535,054
                                                                     -------------     ------------   -------------
                                                                        87,362,759       86,622,326      80,172,082
                                                                     -------------     ------------   -------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 765,900 shares                                  3,829,500        3,828,500       4,017,750
Additional paid-in capital                                                (343,207)        (343,377)       (350,552)
Retained earnings                                                        5,186,020        4,908,908       4,582,032
Unrealized gains (losses) on investment securities                        (152,190)        (120,641)         36,995
                                                                     -------------     ------------   -------------
                                                                         8,520,123        8,273,390       8,286,225
                                                                     -------------     ------------   -------------

                                                                      $ 95,882,882       94,895,716    $ 88,458,307
                                                                     =============     ============   =============

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)
                                                           March 31,    December 31,      March 31,
                                                             2000           1999            1999
                                                         ---------------------------------------------
      Interest and fees on loans                           $ 1,454,002     $ 5,185,754    $ 1,212,161
                                                         ---------------------------------------------
      Interest on investment securities:
          Available for sale                                   235,146         848,820        202,184
          Held to maturity                                      62,935         277,027         83,383
                                                         ---------------------------------------------
                                                               298,081       1,125,847        285,567
                                                         ---------------------------------------------

      Interest on federal funds sold                            23,793         289,102         41,812
                                                         ---------------------------------------------
              Total interest income                          1,775,876       6,600,703      1,539,540
                                                         ---------------------------------------------

Interest expense:
      Interest on deposits                                     733,776       2,882,323        673,414
      Interest on short-term borrowings                         44,737          84,956         22,012
                                                         ---------------------------------------------
              Total interest expense                           778,513       2,967,279        695,426
                                                         ---------------------------------------------

              Net interest income                              997,363       3,633,424        844,114

Provision for loan losses                                       33,750         101,250         22,500
                                                         ---------------------------------------------

Net interest income after provision for loan losses            963,613       3,532,174        821,614

Noninterest income:
      Services charges                                          64,780         258,757         58,252
      Other                                                     62,516         363,462         96,920
                                                         ---------------------------------------------
                                                               127,296         622,219        155,172
                                                         ---------------------------------------------

Noninterest expense:
      Salaries and employee benefits                           373,277       1,444,685        344,966
      Other                                                    126,048         477,647         99,526
      Occupancy expenses                                        55,246         212,444         45,038
      Automated services                                        61,507         198,400         45,510
      Furniture and equipment expense                           38,591         148,518         33,382
      Taxes and licenses                                        24,128         102,430         18,954
      Stationery and supplies                                   13,700          66,795         20,945
                                                         ---------------------------------------------
                                                               692,497       2,650,919        608,321
                                                         ---------------------------------------------

Income before income taxes                                     398,412       1,503,474        368,465

Income tax expense                                             121,300         444,324        122,500

Net income                                                   $ 277,112     $ 1,059,150      $ 245,965

Earnings per common share - basic                               $ 0.36          $ 1.33         $ 0.31

Earnings per common share - assuming dilution                   $ 0.35          $ 1.26         $ 0.29

Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)                                                               March 31,       December 31,        March 31,
                                                                               2000              1999              1999
                                                                      ---------------------------------------------------
Operating activities:
      Net income                                                            $ 277,112         $ 1,059,150      $ 245,965
      Adjustments to reconcile to net cash
          provided by operating activities:
          Provision for loan losses                                            33,750             101,250         22,500
          Provision for depreciation and amortization                          37,305             136,125         29,078
          Amortization of investment security premiums,
              net of discounts                                                   (848)             21,355          6,366
          Deferred loan origination fees, net of costs                         (5,315)            (21,621)        (6,665)
          Changes in:
              Interest receivable                                              (5,576)            (68,003)       (78,379)
              Interest payable                                                 (2,602)            (15,719)       (38,059)
              Loans held for sale                                            (127,920)            938,456        745,592
              Other assets                                                    (15,690)            (45,644)         7,901
              Other liabilities                                               (40,174)             (4,321)       (32,056)
                                                                      ---------------------------------------------------
                  Net cash provided by operating activities                   150,042           2,101,028        902,243
                                                                      ---------------------------------------------------

Investing activities:
      Proceeds from maturities of available-for-sale securities             1,276,016           6,740,890      2,085,740
      Proceeds from maturities, prepayments and calls of
          held-to-maturity securities                                         508,803           1,878,301        756,260
      Purchases of available-for-sale securities                                    -          (9,663,065)      (999,936)
      Purchases of held-to-maturity securities                                      -          (1,082,873)      (576,154)
      Loan originations, net of principal repayments                       (5,207,050)         (5,845,839)    (1,232,997)
      Purchases of land, premises and equipment                               (29,477)           (478,356)      (191,382)
                                                                      ---------------------------------------------------
                  Net cash used by investing activities                    (3,451,709)         (8,450,942)      (158,469)
                                                                      ---------------------------------------------------

Financing activities:
      Net increase in demand deposits,
          NOW accounts and savings accounts                                 3,957,885           2,000,402        511,674
      Net increase (decrease) in certificates of deposit                   (5,022,242)          4,351,067        (34,414)
      Net increase (decrease) in securities sold under
          agreements to repurchase                                          1,025,396           1,088,539        564,612
      Net increase (decrease) in short-term borrowings                        822,170             (10,189)       (12,222)
      Common stock acquired                                                         -            (535,500)             -
      Net proceeds from exercise of stock options                               1,170              40,630         12,705
      Cash dividends paid                                                           -            (160,810)             -
                  Net cash provided by financing activities                   784,379           6,774,139      1,042,355
                                                                      ---------------------------------------------------

Increase in cash and cash equivalents                                      (2,517,288)            424,226      1,786,129
Cash and cash equivalents at beginning of year                              7,485,634           7,061,408      7,061,408
                                                                      ---------------------------------------------------
Cash and cash equivalents at end of year                                  $ 4,968,346         $ 7,485,634    $ 8,847,537
                                                                      ---------------------------------------------------

      As shown on the Consolidated Balance Sheets:
          Cash and due from banks                                           4,564,848           3,436,565      4,065,501
          Federal funds sold                                                  403,498           4,049,069      4,782,036
                                                                      ---------------------------------------------------
                                                                          $ 4,968,346         $ 7,485,634    $ 8,847,537
                                                                      ---------------------------------------------------
      Cash paid for:
          Interest on deposits and other borrowings                         $ 781,115         $ 2,982,997      $ 733,485
                                                                      ---------------------------------------------------
          Income Taxes                                                      $       -         $   543,036      $       -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), IBV Real Estate Holdings, Inc., Sentinel Title Services Inc. and Sentinel Trust Services, L.L.C. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report to Shareholders and the 1999 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                         2000           1999
                                                         ----           ----
Net income (numerator, basic and diluted)            $  277,112      $  245,965
Weighted average shares outstanding (denominator)       765,767         803,050
                                                     ----------      ----------
Earnings per common share-basic                      $      .36      $      .31
                                                     ----------      ----------

Effect of dilutive securities

Weighted average shares outstanding                     765,767         803,050
Effect of stock options                                  18,636          46,157
                                                     ----------      ----------
Diluted average shares outstanding (denominator)        784,403         849,207
                                                     ----------      ----------
Earnings per common share-assuming dilution           $     .35      $      .29
                                                     ----------      ----------


Note 3:  Comprehensive Income

   The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                                            For the Three Months Ended March 31,
Dollars in Thousands                     2000                           1999
                                         ----                           ----
Net Income                            $ 277,112                      $ 245,965
Other Comprehensive Income:
  Unrealized (loss) on securities
   available-for-sale , net of tax      (31,549)                       (51,000)
                                       --------                       --------
Total Comprehensive Income            $ 245,563                       $194,965

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary

     For the three months ended March 31, 2000, net income for Heritage Bankshares, Inc. totaled $277,000, compared to $246,000 reported for the same period in 1999. Heritage Bank & Trust earned $279,000 and net holding company expenses were $2,000. Dilutive earnings per common share increased to $0.35 compared to $0.29 for the same period in 1999.

Net Interest Income

     Net interest income for the first three months of 2000 increased 18% to $997,000 from the $844,000 reported for the first three months of 1999. The primary determinant of this increase was growth in the loan portfolio. Gross loans at March 31, 2000 were $67,569,000, up $9,777,000 over the March 31, 1999 total of $57,792,000.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $34,000 represents a 51% increase from the $22,500 provision for loan losses for the period ended March 31, 1999. The allowance for loan losses at March 31, 2000 and 1999 as a percentage of loans outstanding was 1.41% and 1.56% respectively.

     Net charge-offs during the first three months of 2000 were ($8,300) compared to $13,000 during the same period in 1999. At March 31, 2000 loans 90 days or more past due and still accruing and loans on non-accrual status were $98,000 or .14% of total loans compared to March 31, 1999 when such loans were $596,000 or 1.03% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $506,000 or .53% of total assets at March 31, 2000. At March 31, 1999, non-performing assets were $559,000 or .63% of total assets.

Other Income

     During the first three months of 2000 other income was $127,000, decreasing $28,000 or 22% over the $155,000 reported in 1999. This decrease is chiefly due to reduced mortgage loan origination activities. The effect is partially offset by an increase in fees related to ATM and check card usage and an increase in checking account related service charges.

Other Expenses

     Other expenses totaled $692,000, a 14% increase over the $609,000 reported for the same period in 1999. This is primarily attributable to salary and benefit expense increases. As a percent of average assets, non-interest expenses were 2.91% in the first quarter of 2000 and 2.79% in the same period of 1999. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 61% for both quarters. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group. Interest Sensitivity and Liquidity

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $403,000 the Company had invested in federal funds on March 31, 2000. Also, as of March 31, 2000 the Company had $7,202,000 in investment securities that mature or re-price within one year. Additionally, $22,505,000 or 33% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At March 31, 2000,the ratio of net loans to total deposits was 81% compared to 73% for the same period in 1999. Certificates of deposit over $100,000 were $7,676,000 at March 31, 2000 compared to $9,037,000 for the same period in 1999. These large denomination certificates of deposit represented 9% of total deposits at March 31, 2000 and 12% at March 31, 1999. Short-term borrowings included $825,000 in funds drawn against the Bank's line of credit with the Federal Home Loan Bank of Atlanta. The interest rate on these funds changes daily and is indexed to the prevailing federal funds rate.

 Capital Resources

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2000, the Company's Tier I capital represented 12.29 of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.54% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At March 31, 2000, total capital to total assets was 8.89%.

Part II .  Other Information


Item I.  Legal Proceedings

     The Company is subject to claims and other legal actions that arise primarily in the ordinary course of business. Based on presently available information, there are no such claims involving the Company.

Item V.  Other Information

None required

Item VI.  Exhibits and Reports on Form 8-K

a) Exhibits

    None.

b) Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Heritage Bankshares, Inc.
                                                    (Registrant)

Date:  May 10, 2000

                                               BY: /s/ Robert J. Keogh
                                                  -----------------------
                                                  Robert J. Keogh
                                                  President & CEO

                                               BY: /s/ Catherine P. Jackson
                                                  ----------------------------
                                                  Catherine P. Jackson
                                                  Sr. Vice-President & Cashier