Form 10QSB
period 2000-06-30
HERITAGE BANKSHARES INC /VA
filed 2000-08-14
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934 [No Fee Required]

                       For the Quarter Ended June 30, 2000


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


                                   YES x NO__
                                                                              -



Common stock, par value $5.00 per share: 764,000 shares outstanding as of 8/11/00

 HERITAGE BANKSHARES, INC.



Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:


                        Consolidated Balance Sheets

                        Consolidated Statements of Income

                        Consolidated Statements of Stockholders' Equity

                        Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets

                                                   June 30,         December 31,
                                                     2000               1999
                                               --------------------------------
                                                 (Unaudited)
ASSETS
Cash and due from banks                          $  3,408,816         3,436,565
Federal funds sold                                  1,290,457         4,049,069
Securities available for sale                      14,534,203        16,908,604
Securities held to maturity                         3,594,417         4,316,878
Loans, net of unearned income and allowance        69,312,836        61,437,024
Loans held for sale                                   435,000                 -
Accrued interest receivable                           616,682           646,619
Premises and equipment                              2,311,454         2,353,524
Other real estate owned                               433,340           428,500
Other assets                                        1,192,564         1,318,933
                                                 ------------     -------------
                                                 $ 97,129,769     $  94,895,716
                                                 ============     =============
LIABILITIES
Non-interest bearing deposits                      16,525,974        16,350,570
Interest bearing deposits                          68,344,492        67,283,837
                                                 ------------     -------------
                                                   84,870,466        83,634,407
Short-term borrowings                                  50,000            53,045
Securities sold under agreements to repurchase      2,746,878         2,069,810
Accrued interest payable                              287,783           302,276
Other liabilities                                     555,232          562,788
                                                 ------------     -------------
     Total liabilities                             88,510,359       86,622,326
                                                 ------------     -------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized
  3,000,000 shares, issued and outstanding
  764,000 shares                                    3,828,500         3,820,000
Additional paid-in capital                           (343,247)         (343,377)
Retained earnings                                   5,294,005         4,908,908
Accumulated other comprehensive loss                 (151,348)         (120,641)
                                                 ------------     -------------
     Total stockholders' equity                     8,619,410         8,273,390
                                                 ------------     -------------
                                                 $ 97,129,769     $  94,895,716
                                                 ============     =============

Heritage Bankshares, Inc
Consolidated Statements of Income
(Unaudited)

                                                              Three months ended June 30,        Six months ended June 30,
                                                              ---------------------------        -------------------------
                                                                 2000             1999                2000           1999
                                                         ----------------------------------    ------------------------------
      Interest and fees on loans                              $ 1,586,411      $ 1,277,934        $ 3,040,413    $ 2,490,095
                                                         ----------------------------------    ------------------------------
      Interest on investment securities:
          Available for sale                                      222,839          186,607            457,985        388,791
          Held to maturity                                         58,482           80,160            121,417        163,543
                                                         ----------------------------------    ------------------------------
                                                                  281,321          266,767            579,402        552,334
                                                         ----------------------------------    ------------------------------

      Interest on federal funds sold                               31,256           81,847             55,049        123,659
                                                         ----------------------------------    ------------------------------
              Total interest income                             1,898,988        1,626,548          3,674,864      3,166,088
                                                         ----------------------------------    ------------------------------

Interest expense:
      Interest on deposits                                        790,160          704,982          1,523,936      1,378,396
      Interest on short-term borrowings                            50,722           18,202             95,459         40,214
                                                         ----------------------------------    ------------------------------
              Total interest expense                              840,882          723,184          1,619,395      1,418,610
                                                         ----------------------------------    ------------------------------

              Net interest income                               1,058,106          903,364          2,055,469      1,747,478

Provision for loan losses                                          33,750           22,000             67,500         45,000
                                                         ----------------------------------    ------------------------------

Net interest income after provision for loan losses             1,024,356          881,364          1,987,969      1,702,478

Noninterest income:
      Services charges                                             67,318           63,117            132,098        121,369
      Other                                                        48,455           85,683            110,971        182,603
                                                         ----------------------------------    ------------------------------
                                                                  115,773          148,800            243,069        303,972
                                                         ----------------------------------    ------------------------------

Noninterest expense:
      Salaries and employee benefits                              379,454          353,503            752,731        698,469
      Other                                                       140,289          135,135            266,337        234,161
      Occupancy expenses                                           53,256           54,009            108,502         99,047
      Automated services                                           56,863           42,095            118,370         87,605
      Furniture and equipment expense                              43,856           39,179             82,447         72,561
      Taxes and licenses                                           23,540           26,778             47,668         45,732
      Stationery and supplies                                      18,356           14,858             32,056         35,803
                                                         ----------------------------------    ------------------------------
                                                                  715,614          665,557          1,408,111      1,273,378
                                                         ----------------------------------    ------------------------------

Income before income taxes                                        424,515          364,607            822,927        733,072

Income tax expense                                                129,600          105,000            250,900        227,500
                                                         ----------------------------------    ------------------------------

Net income                                                      $ 294,915        $ 259,607          $ 572,027      $ 505,572
                                                         ==================================    ==============================

Earnings per common share - basic                                  $ 0.39           $ 0.32             $ 0.75         $ 0.63
                                                                   =======          =======            =======        ======

Earnings per common share - assuming dilution                      $ 0.38           $ 0.31             $ 0.74         $ 0.60
                                                                   =======          =======            =======        ======

Dividends per share                                                $ 0.23           $ 0.20             $ 0.23         $ 0.20
                                                                   =======          =======            =======        ======

Heritage Bankshares, Inc
Consolidated Statement of Stockholders' Equity
(unaudited)

                                                                                                 Accumulated
                                            Common Stock          Additional                        Other
                                        -------------------        Paid-in       Retained       Comprehensive
                                        Shares       Amount        Capital       Earnings           (Loss)           Total
                                        ------       ------        -------       --------           ------           -----
Balance, December 31, 1999             765,700     $3,828,500     ($343,377)    $4,908,908        $(120,641)      $8,273,390
                                                                                                                  ----------
Net income thru June 30, 2000                -              -             -        572,027                -          572,027

Net change in unrealized(loss)
 on securities available-for-sale
net of deferred income taxes of
$15,819                                      -              -             -              -          (30,707)         (30,707)
                                                                                                                     -------
Total comprehensive income                   -              -             -              -                -          541,320

Stock options exercised in 2000            300          1,500           130              -                -            1,630

Common stock reacquired                 (2,000)       (10,000)            -        (10,750)               -          (20,750)

Less: Dividends paid in 2000                 -              -             -       (176,180)               -         (176,180)
                                       -------     ----------     ---------     ----------        ---------       ----------
Balance, June 30, 2000                 764,000     $3,820,000     ($343,377)    $5,294,005        ($151,348)      $8,619,410

Heritage Bankshares, Inc
Consolidated Statements of Cash Flows
(Unaudited)                                                               June 30,        June 30,
                                                                            2000            1999
                                                                    --------------------------------
Operating activities:
      Net income                                                          $ 572,027       $ 505,572
      Adjustments to reconcile to net cash
          provided by operating activities:
          Provision for loan losses                                          67,500          45,000
          Provision for depreciation and amortization                        74,748          64,342
          Amortization of investment security premiums,
              net of discounts                                               (2,661)          9,961
          Deferred loan origination fees, net of costs                        1,678         (16,498)
          Changes in:
              Interest receivable                                            29,937         (41,628)
              Interest payable                                              (14,493)        (39,345)
              Loans held for sale                                          (435,000)        418,093
              Other assets                                                  137,349         (65,880)
              Other liabilities                                              (7,556)        (66,940)
                                                                    --------------------------------
                  Net cash provided by operating activities                 423,529         812,677
                                                                    --------------------------------

Investing activities:
      Proceeds from maturities of available-for-sale securities           2,335,321       3,623,605
      Proceeds from maturities, prepayments and calls of
          held-to-maturity securities                                       721,976       1,602,253
      Purchases of available-for-sale securities                                  -      (3,491,613)
      Purchases of held-to-maturity securities                               (4,300)     (1,082,873)
      Loan originations, net of principal repayments                     (7,944,990)     (3,369,244)
      Purchases of land, premises and equipment                             (32,678)       (393,198)
                                                                    --------------------------------
                  Net cash used by investing activities                  (4,924,671)     (3,111,070)
                                                                    --------------------------------

Financing activities:
      Net increase in demand deposits,
          NOW accounts and savings accounts                               1,200,347       1,012,609
      Net increase  in certificates of deposit                               35,711       2,453,022
      Net increase  in securities sold under
          agreements to repurchase                                          677,068         (11,762)
      Net increase (decrease) in short-term borrowings                       (3,045)        926,638
      Common stock acquired                                                 (20,750)              -
      Net proceeds from exercise of stock options                             1,630          17,000
      Cash dividends paid                                                  (176,180)       (160,810)
                                                                    --------------------------------
                  Net cash provided by financing activities               1,714,781       4,236,697
                                                                    --------------------------------

Increase (decrease) in cash and cash equivalents                         (2,786,361)      1,938,304
Cash and cash equivalents at beginning of year                            7,485,634       7,061,408
                                                                    --------------------------------
Cash and cash equivalents at end of year                                $ 4,699,273     $ 8,999,712
                                                                    --------------------------------

      As shown on the Consolidated Balance Sheets:
          Cash and due from banks                                         3,408,816       4,281,222
          Federal funds sold                                              1,290,457       4,718,490
                                                                    --------------------------------
                                                                        $ 4,699,273     $ 8,999,712
                                                                    --------------------------------
      Cash paid for:
          Interest on deposits and other borrowings                     $ 1,633,888       $ 733,485
                                                                    --------------------------------
          Income Taxes                                                     $ 89,985        $ 42,120

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

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                 Three months ended June 30, Six Months Ended June 30,
                                                                 -----------------------------------------------------
                                                                    2000          1999          2000          1999
                                                                    ----          ----          ----          ----
Net income (numerator, basic and diluted)                         $294,915      $259,607     $ 572,027     $ 505,572
Weighted average shares outstanding (denominator)                  765,333       803,717       766,550       803,383
                                                                  --------      --------       -------       -------
Earnings per common share-basic                                      $0.39         $0.32        $ 0.75        $ 0.63

Effect of dilutive securities

Weighted average shares outstanding                                765,333       803,717       765,550       803,383
Effect of stock options                                              5,808        45,414        12,627        45,668
                                                                     -----        ------        ------        ------

Diluted average shares outstanding (denomination)                  771,141       849,131       778,177       849,051
Earnings per common share-assuming dilution                          $0.38         $0.31        $ 0.74        $ 0.60

Note 3:  Comprehensive Income

   The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                                               For the Six Months Ended June 30,
Dollars in Thousands                                2000               1999
                                                    ----               ----
Net Income                                        $ 572,027          $ 505,572
Other Comprehensive Income:
  Unrealized (loss) on securities
  available-for-sale , net of tax                   (30,707)          (109,116)
                                                   --------          ---------
Total Comprehensive Income                        $ 541,320          $ 396,456

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary
----------------

     For the six months ended June 30, 2000, net income for Heritage Bankshares, Inc. totaled $572,000, compared to $506,000 reported for the same period in 1999. Heritage Bank & Trust earned $584,000 and net holding company expenses were $12,000. Dilutive earnings per common share increased to $0.74 compared to $0.60 for the same period in 1999. This increase is partially due to a lower number of average diluted shares outstanding. Average shares outstanding (dilutive) at June 30, 2000 was 778,177 compared to 849,052 at June 30,1999.

Net Interest Income
-------------------

     Net interest income for the first six months of 2000 increased 18% to $2,055,000 from the $1,747,000 reported for the first six months of 1999. The primary determinant of this increase was growth in the loan portfolio. Gross loans at June 30, 2000 were $70,299,000, up $10,388,000 over the June 30, 1999 total of $59,911,000.

Provision For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $67,500 represents a 50% increase from the $45,000 provision for loan losses for the period ended June 30, 1999. The allowance for loan losses at June 30, 2000 and 1999 as a percentage of loans outstanding was 1.40% and 1.50 respectively.

     Net charge-offs during the first six months of 2000 were ($6,700) compared to $41,000 during the same period in 1999. At June 30, 2000 loans 90 days or more past due and still accruing and loans on non-accrual status were $87,000 or
 .12% of total loans compared to June 30, 1999 when such loans were $735,000 or 1.23% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $513,000 or .53% of total assets at June 30, 2000. At June 30, 1999, non-performing assets were $540,000 or .59% of total assets.

Other Income
------------

     During the first six months of 2000 other income totaled $111,000, decreasing $72,000 or 39% over the $183,000 reported in 1999. This decrease is chiefly due to reduced mortgage loan origination activities. The effect is partially offset by an increase in fees related to ATM and check card usage and an increase in checking account related service charges.

Other Expenses
--------------

     Other expenses totaled $1,408,000, an 11% increase over the $1,273,000 reported for the same period in 1999. This is primarily attributable to salary and benefit expense increases. Also contributing to the increase are the additional data processing and occupancy expenses associated with the Ocean View branch which opened in April of 1999. As a percent of average assets, non-interest expenses were 2.91% in the first six months of 2000 compared to

2.85% in the same period of 1999. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at June 30, 2000 and June 30, 1999 was 61% and 62% respectively. These measures of operating efficiency compare very favorably to other financial institutions in the Company's peer group.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $1,290,000 the Company had invested in federal funds on June 30, 2000. Also, as of June 30, 2000 the Company had $7,471,000 in investment securities that mature or re-price within one year. Additionally, $23,576,000 or 34% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At June 30, 2000,the ratio of net loans to total deposits was 82% compared to 73% for the same period in 1999. Certificates of deposit over $100,000 were $12,137,000 at June 30, 2000 compared to $8,488,000 for the same period in 1999. These large denomination certificates of deposit represented 14% of total deposits at June 30, 2000 and 11% at June 30, 1999.

Capital Resources
-----------------

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2000, the Company's Tier I capital represented 11.85% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.10% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At June 30, 2000, total capital to total assets was 9.06%.

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

                                               Heritage Bankshares, Inc.
                                               (Registrant)

Date:  August 4, 2000

                                               BY: /s/ Robert J. Keogh
                                                  -----------------------------
                                                   Robert J. Keogh
                                                   President & CEO


                                               BY: /s/ Catherine P. Jackson
                                                  -----------------------------
                                                   Catherine P. Jackson
                                                   Sr. Vice-President & Cashier