Form 10QSB
period 2000-09-30
HERITAGE BANKSHARES INC /VA
filed 2000-11-14
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the Quarter Ended September 30, 2000


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


                                  YES x NO
                                     ---  ---



Common stock, par value $5.00 per share: 775,825 shares outstanding as of 11/8/00

 HERITAGE BANKSHARES, INC.


Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:


                 Consolidated Balance Sheets

                 Consolidated Statements of Income

                 Consolidated Statements of Stockholders' Equity

                 Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
                                                                      September            December 31,
                                                                        2000                    1999
                                                                 ----------------------------------------
                                                                   (Unaudited)
ASSETS
Cash and due from banks                                              $ 2,997,214              $3,436,565
Federal funds sold                                                     4,776,890               4,049,069
Securities available for sale                                         14,334,797              16,908,604
Securities held to maturity                                            3,111,832               4,316,878
Loans, net of unearned income and allowance                           67,264,063              61,437,024
Loans held for sale                                                            -                       -
Accrued interest receivable                                              634,571                 646,619
Premises and equipment                                                 2,293,789               2,353,524
Other real estate owned                                                  433,340                 428,500
Other assets                                                           1,414,138               1,318,933
                                                                   ------------             ------------
                                                                   $  97,260,634            $ 94,895,716
                                                                   =============            ============
LIABILITIES
Non-interest bearing deposits                                         15,019,732              16,350,570
Interest bearing deposits                                             69,446,789              67,283,837
                                                                   ------------             ------------
                                                                      84,466,521              83,634,407
Short-term borrowings                                                     52,321                  53,045
Securities sold under agreements to repurchase                         2,783,858               2,069,810
Accrued interest payable                                                 363,190                 302,276
Other liabilities                                                        627,016                 562,788
                                                                   ------------             ------------
    Total liabilities                                                 88,292,906              86,622,326
                                                                   ------------             ------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares
issued and outstanding 761,500 and 765,700 shares, respectively        3,807,500               3,828,500
Additional paid-in capital                                             (342,397)               (343,377)
Retained earnings                                                      5,584,763               4,908,908
Accumulated other comprehensive loss                                    (79,138)               (120,641)
                                                                   ------------             ------------
   Total stockholders' equity                                          8,970,728               8,273,390
                                                                   ------------             ------------

                                                                   $  97,263,634            $ 94,895,716
                                                                   =============            ============

Heritage Bankshares, Inc
Consolidated Statements of Income
(Unaudited)

                                                               Three months ended            Nine months ended
                                                                 September 30,                  September 30,
                                                         ------------------------------ ------------------------------
                                                              2000          1999             2000           1999
                                                         ------------------------------ ------------------------------
 Interest and fees on loans                               $ 1,624,201   $ 1,339,890      $ 4,664,614    $ 3,829,985
                                                         ------------------------------ ------------------------------
 Interest on investment securities:
    Available for sale                                        214,495       216,069          672,480        598,579
    Held to maturity                                           51,792        48,155          173,127        217,979
                                                         ------------------------------ ------------------------------
                                                              266,287       264,224          845,607        816,558
                                                         ------------------------------ ------------------------------

 Interest on federal funds sold                                55,322        89,035          110,371        212,694
                                                         ------------------------------ ------------------------------
       Total interest income                                1,945,810     1,693,149        5,620,592      4,859,237
                                                         ------------------------------ ------------------------------

Interest expense:
 Interest on deposits                                         856,931       735,535        2,380,867      2,113,931
 Interest on short-term borrowings                             32,478        21,582           127,937        61,796
                                                         ------------------------------ ------------------------------
       Total interest expense                                 889,409       757,117        2,508,804      2,175,727
                                                         ------------------------------ ------------------------------

       Net interest income                                  1,056,401       936,032        3,111,788       2,683,510

Provision for loan losses                                      33,750        22,500           101,250        67,500
                                                         ------------------------------ ------------------------------

Net interest income after provision for loan losses         1,022,651       913,532        3,010,538      2,616,010

Noninterest income:
 Services charges                                              64,431        67,765          196,529        189,134
 Other                                                         91,080        93,519          202,051        276,122
                                                         ------------------------------ ------------------------------
                                                              155,511       161,284          398,580        465,256
                                                         ------------------------------ ------------------------------

Noninterest expense:
 Salaries and employee benefits                               402,201       361,606        1,154,932      1,060,075
 Other                                                        133,100       154,636          399,437        358,121
 Occupancy expenses                                            56,277        38,290          164,779        155,844
 Automated services                                            55,212        53,460          173,582        141,065
 Furniture and equipment expense                               41,240        22,935          123,687        107,664
 Taxes and licenses                                            26,036        26,197           73,704         71,929
 Stationery and supplies                                       18,331        13,025           50,387         48,828
                                                         ------------------------------ ------------------------------
                                                              732,397       670,149        2,140,508      1,943,526
                                                         ------------------------------ ------------------------------

Income before income taxes                                    445,765       404,667        1,268,610      1,137,739

Income tax expense                                            137,800       123,300          388,700        350,800
                                                         ------------------------------ ------------------------------

Net income                                                $   307,965  $    281,367      $   879,910    $   786,939
                                                         ============================== ==============================

Earnings per common share - basic                         $      0.40   $      0.35      $      1.15    $      0.98
                                                         ============= =============    =============  ===============

Earnings per common share - assuming dilution             $      0.40   $      0.33      $      1.15    $      0.93
                                                         ============= =============    =============  ===============

Dividends paid per share                                  $      0.00   $      0.00      $      0.23    $      0.20
                                                         ============= =============    =============  ===============

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
September 30, 2000
(unaudited)


                                                                                                   Other
                                             Common Stock       Additional                     Comprehensive
                                       -------------------------  Paid-in        Retained          Income
                                         Shares      Amount       Capital        Earnings           (Loss)        Total
                                       ------------------------------------------------------------------------------------
Balance, December 31, 1999                765,700 $ 3,828,500   $(343,377)      $4,908,908        ($120,641)    $8,273,390
                                                                                                                ----------

Net income for the nine months                                                     879,910                         879,910
ended September 30, 2000

Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $21,380                                                                 41,503        41,503
                                                                                                                   ------

Total comprehensive income                                                                                         921,413

Stock options exercised in 2000             1,300         6,500       980                                           7,480
Common Stock Re-acquired                  (5,500)      (27,500)                   (27,875)                        (55,375)
Less: Dividends paid in 2000                                                     (176,180)                       (176,180)

                                       ------------------------------------------------------------------------------------
Balance, September 30, 2000               761,500    $3,807,500 $(342,397)     $5,584,763        $  (79,138)   $8,970,728
                   === ====               =======    ========== =========      ==========        ==========    ==========

Heritage Bankshares, Inc.
Consolidated Statement of Cash Flows
(unaudited)                                                              September 30,       September 30,
                                                                             2000                1999
                                                                        ------------------------------------
    Cash flows from operating activities
      Net income                                                         $      879,910       $     786,939
      Adjustments to reconcile to net cash  provided
        by operating activities
      Provision for loan losses                                                 101,250              67,500
      Provision for depreciation and amortization                               112,294              99,146
      Amortization of investment security premiums,
      net of discounts                                                           (4,878)             20,323
      Deferred loan origination fees, net of costs                                5,134             (15,914)
     Changes in:
     Interest receivable                                                         12,048             (83,845)
     Interest payable                                                            60,914             (34,071)
     Loans held for sale                                                              0             273,293
    Other assets                                                               (124,422)            (39,215)
    Other liabilities                                                            64,228            (115,000)
                                                                        ------------------------------------
   Net cash provided by operating activities                                  1,106,477             959,156
                                                                        ------------------------------------
   Cash flows from investing activities
     Proceeds from maturities of available-for-sale securities                2,648,287           5,466,322
     Proceeds from maturities, prepayments and calls of
     held-to-maturity securities                                              1,202,626           1,868,576
     Purchases of available-for-sale securities                                       -          (6,456,377)
     Purchases of held-to-maturity securities                                    (4,300)         (1,082,873)
     Loan originations, net of principal repayments                          (5,933,423)         (4,853,565)
     Purchases of  premises and equipment                                       (52,560)           (450,256)
                                                                        ------------------------------------
   Net cash used by investing activities                                     (2,139,370)         (5,508,173)
                                                                        ------------------------------------


 Cash flows from financing activities
  Net increase (decrease) in demand, NOW and savings account deposits          (736,503)          1,755,869
  Net increase  in certificates of deposit                                    1,568,617           2,803,585
  Net increase  in securities sold under
    agreements to repurchase                                                    714,048           1,564,313
  Net (decrease) in short-term borrowings                                          (724)            (12,804)
  Common stock acquired                                                         (55,375)                  -
  Net proceeds from exercise of stock options                                     7,480              40,033
  Cash dividends paid                                                          (176,180)           (160,810)
                                                                        ------------------------------------
   Net cash provided by financing activities                                  1,321,363           5,990,186
                                                                        ------------------------------------

 Increase in cash and cash equivalents                                          288,470           1,441,169
 Cash and cash equivalents at beginning of period                             7,485,634           7,061,408
                                                                        ------------------------------------
 Cash and cash equivalents at end of period                               $   7,774,104        $  8,502,577
                                                                        ------------------------------------

As shown on the Consolidated Balance Sheets:
 Cash and due from banks                                                      2,997,214           4,356,241
 Federal funds sold                                                           4,776,890           4,146,336
                                                                        ------------------------------------
                                                                          $   7,774,104        $  8,502,577
                                                                        ------------------------------------
Cash paid for:
 Interest on deposits and other borrowings                                $   1,558,481        $  1,452,681
                                                                        ------------------------------------
 Income Taxes                                                             $     194,245       $     197,120

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

                                                             Three months ended          Nine months ended
                                                                September 30,              September 30,
                                                          -------------------------- --------------------------
                                                                 2000         1999       2000         1999
                                                                 ----         ----       ----         ----
Net income (numerator, basic and diluted)                      $307,965    $281,367   $ 879,910    $ 786,939
                                                          -----------------------------------------------------
Weighted average shares outstanding (denominator)               761,000     807,700     764,033      804,822
                                                          -----------------------------------------------------
Earnings per common share-basic                                $   0.40    $   0.35   $    1.15    $    0.98
                                                          -----------------------------------------------------

Effect of dilutive securities

Weighted average shares outstanding                             761,000     807,700     764,033      804,822
Effect of stock options                                          14,815      40,987       3,465       43,984
                                                          -----------------------------------------------------
Diluted average shares outstanding (denominator)                775,815     848,687     767,499      848,806
Earnings per common share-assuming dilution                    $   0.40    $   0.33   $    1.15    $    0.93
                                                          -----------------------------------------------------



Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

                                          For the nine months Ended Sept. 30,
                                          -----------------------------------
Dollars in Thousands                              2000          1999
                                                  ----          ----
Net Income                                     $ 879,910     $ 786,939
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale , net of tax                 21,380       (65,612)
                                                --------     ---------
Total Comprehensive Income                      $901,440     $ 721,327

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary

     For the nine months ended September 30, 2000, net income for Heritage Bankshares, Inc. totaled $880,000, compared to $787,000 reported for the same period in 1999. Heritage Bank & Trust earned $890,000 and net holding company expenses were $10,000. Dilutive earnings per common share increased to $1.15 compared to $0.93 for the same period in 1999. This increase is partially due to a lower number of average diluted shares outstanding. Average shares outstanding (dilutive) at September 30, 2000 was 767,499 compared to 848,806 at September 30,1999.

Net Interest Income

     Net interest income for the first nine months of 2000 increased 16% to $3,112,000 from the $2,684,000 reported for the same period in 1999. The primary determinant of this increase was growth in the loan portfolio. Net loans at September 30, 2000 were $67,264,000, up $5,827,000 over the September 30, 1999 total of $61,437,000.

Provision For Loan Losses

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The provision for loan losses of $101,250 represents a 50% increase from the $67,500 provision for loan losses for the period ended September 30, 1999. The allowance for loan losses at September 30, 2000 and 1999 as a percentage of loans outstanding was 1.52% and
1.51 respectively.

     Net charge-offs during the first nine months of 2000 were ($27,000) compared to $33,000 during the same period in 1999. At September 30, 2000 loans 90 days or more past due and still accruing and loans on non-accrual status were $166,000 or.39% of total loans compared to September 30, 1999 when such loans were $498,000 or .81% of total loans. Non-performing assets consisting of non-accruing loans and foreclosed properties totaled $531,000 or .54% of total assets at September 30, 2000. At September 30, 1999, non-performing assets were $581,000 or .62% of total assets.

Other Income

     During the first nine months of 2000 other income totaled $399,000, decreasing $67,000 or 14% over the $465,000 reported in 1999. This decrease is chiefly due to a decrease in the volume of mortgage loans sold in the secondary market. Fees from mortgage loans sold as of September 30, 2000 totaled $49,000 compared to the same period in 1999 when such fees totaled $105,000.

Other Expenses

     For the nine months ended September 30, 2000 other expenses totaled $2,141,000, a 10% increase over the $1,944,000 reported for the same period in 1999. The increase is primarily attributable to increased salary and benefit expenses. As a percent of average assets, non-interest expenses were 3.30% in the first nine months of 2000 compared to 2.84% in the same period of 1999. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at September 30, 2000 and June 30, 1999 was 61% and 62% respectively.

Interest Sensitivity and Liquidity

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4,777,000 the Company had invested in federal funds on September 30, 2000. Also, as of September 30, 2000 the Company had $7,642,000 in investment securities that mature or re-price within one year. Additionally, $22,299,000 or 33% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities. An interest sensitivity analysis appears below.

Heritage Bankshares, Inc
Interest Sensitivity Analysis
September 30, 2000
(unaudited)
                                          Within         Over 3    Over 1 Yr   Over 3 Yr
                                       1 through 3      through      through     through    Over
                                          months       12 months       3 yrs      5 yrs     5 yrs     Total
                                      -------------------------------------------------------------------------
Earning assets:
  Federal funds                               $4,777            $0          $0         $0         $0    $4,777
  Investment securities                        3,195         4,447       7,621      1,476        827   $17,566
  Loans                                       18,843         3,456       8,787      7,177     30,040    68,303
Total Earning Assets                         $26,815        $7,903     $16,408     $8,653    $30,867   $90,646

Interest and non-interest bearing liabilities:

  Commercial DDA                              $5,999            $0      $3,599     $2,400         $0   $11,998
   Personal DDA                                    0             0       1,813        604        604     3,022
  TT&L Note                                       52             0           0          0          0        52
  Savings                                          0             0       3,083      1,028      1,028     5,138
  Money Market                                     0         2,614       2,614          0          0     5,228
  NOW                                              0             0       6,222      2,074      2,074    10,370
  Certificates                                20,702        13,672      11,648      2,665         25    48,712
   Federal Funds Purchased                         0             0           0          0          0         0
  Repurchase Agreements                        2,784             0           0          0          0     2,784
Total Interest and non interest
  bearing liabilities                        $29,538       $16,274     $28,990     $8,770     $3,731   $87,303


Interest sensitivity gap                      (2,723)       (8,371)    (12,582)      (117)    27,136     3,343

Cumulative gap                                (2,723)      (11,094)    (23,676)   (23,793)     3,343

Ratio interest sensitive assets
to interest-sensitive liabilities               0.91          0.49        0.57       0.99       8.27      1.04

Ratio of cumulative gap to
 total earning assets                         -3.00%       -12.24%     -26.12%    -26.25%      3.69%

(1) Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

     At September 30, 2000,the ratio of net loans to total deposits was 80% compared to 73% for the same period in 1999. Certificates of deposit over

$100,000 were  $13,670,000  at September 30, 2000 compared to $9,138,000 for the same period in 1999. These large denomination certificates of deposit represented 16% of total deposits at September 30, 2000 and 11% at September 30, 1999.

 Capital Resources

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2000, the Company's Tier I capital represented 13.10% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 14.36% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At September 30, 2000, total capital to total assets was 9.36%.

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

                                             Heritage Bankshares, Inc.
                                                  (Registrant)

Date:  November 11, 2000

                                             BY:/s/ Robert J. Keogh
                                                -------------------------------
                                                Robert J. Keogh
                                                President & CEO


                                             BY:/s/ Catherine P. Jackson
                                                -------------------------------
                                                Catherine P. Jackson
                                                Chief Operating Officer