Form 10KSB40
period 2000-12-31
HERITAGE BANKSHARES INC /VA
filed 2001-03-28
CIK 719731

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                    10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000 Commission File No. 0-11255

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                         NO ___
             ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB of any amendment to this Form 10-KSB. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2001: $6,696,145*

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 19, 2001: Common Stock, $5 Par Value - 775,325
--------------------------------------------------------------------------------

*In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $10.63 per share and voting stock held by non-affiliates of the registrant March 19, 2001 of 629,929.

-------------------------------------------------------------------------------
This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate","estimate" or "continue" or comparable terminology are intended to identify forward looking-statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.
--------------------------------------------------------------------------------

Part I

Item 1.  BUSINESS

General

     Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly owned banking subsidiary. The total consolidated assets of the Company on December 31, 2000 were $99.2 million.

The Bank

     Heritage Bank & Trust is engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area.

     Heritage Bank & Trust is a state banking corporation. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2000, the Bank had assets of $99.1 million, with total loans of $70.7 million and deposits of $86.5 million.

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

Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C.

     Sentinel Trust Services, L.L.C. is a wholly owned subsidiary of the Company. Sentinel Title Services, Inc. is a wholly owned subsidiary of Heritage Bank & Trust. These entities own an interest in providers of various insurance products and trust services. The strategic relationship with these entities provides the Bank with the ability to provide these services to its customers. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments.

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

Employees

     The Company and the Bank have 45 employees. Of this total, 38 are full-time and 7 are part-time. Management considers its employee relations to be excellent.

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

Recent Legislation

     The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial" subsidiaries in certain other activities permitted for financial holding companies.

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

     No matters were submitted to a vote of securities holders during the fourth quarter of 2000.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is listed on the OTC Bulletin Board under the symbol HBKS. At March 19, 2001, there are 1,153 record holders of the 775,325 outstanding shares of common stock. As of March 19, 2001, the most recent sales price of common stock known to the Company is $10.63 per share.

     The following table sets forth the trading range for the common stock by calendar quarters for the past two years.

Calendar Quarter

                            HIGH         LOW
2000
Fourth Quarter             $11.38      $10.50
Third Quarter               11.88        9.75
Second Quarter              10.38        9.50
First Quarter               13.63        9.00

1999
Fourth Quarter             $14.50      $12.50
Third Quarter               15.75       13.25
Second Quarter              16.75       14.88
First Quarter               17.00       15.00


     The Company's Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.23 and $.20 per share in 2000 and 1999, respectively. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      FINANCIAL REVIEW:

      Heritage Bankshares, Inc. (the "Company"), recorded net income in 2000 of $1.18 million, or $1.53 per share/basic, $117 thousand ahead of the $1.06 million reported in 1999.

      The Company's principal source of revenue is net interest income, the amount by which interest income exceeds interest expense. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. Tax-equivalent net interest income increased $525 thousand or 14% from 1999. The net interest yield margin for 2000 was 4.67% compared with 4.38% in 1999. Increases in the volume of loans generated and a rising interest rate environment favorably impacted the net interest margin. Conversely the effect was partially offset by an increased cost of the Company's interest bearing liabilities. Average earning assets grew $5.9 million or 6.94% while average interest bearing liabilities grew $4.3 million or 6.42%.

      The provision for loan losses is charged to operations in an amount sufficient to maintain the allowance for loan losses at a level management considers adequate to provide for future losses inherent in the loan portfolio. Loans are charged against this allowance when management perceives the collection of the loan is unlikely. The level of the allowance is based on management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service area. The 2000 provision for loan losses was $124 thousand compared to the 1999 provision of $101 thousand. The allowance for loan losses of $1.06 million at year-end 2000 and $912 in 1999 reflect an allowance to year-end loans ratio of 1.49% and 1.46%, respectively.

      Noninterest income is largely derived from fee-based services and mortgage banking activities. Total noninterest income decreased $43 thousand to $579 thousand. This decrease was largely due to reduced activity in the mortgage banking division of the Company. Fees related to mortgage banking activities totaled $63 thousand in 2000 compared to $133 thousand in 1999. This decrease was partially offset by increases in fees related to credit, debit and ATM card services and products.

      Noninterest expense totaled $2.96 million for 2000, compared with $2.7 million in 1999. The ratio of noninterest expense to average assets was 3.03% slightly higher that the 2.88% reported in 1999. This ratio reflects the Company's successful management of overhead and other related expenses.

      Total loans at December 31, 2000 were $70.7 million compared with $62.3 million at December 31, 1999. The increase is attributable to a $6.4 million increase in the real estate loan portfolio. The commercial and consumer loans increased $1.5 million and $777 thousand, respectively.

      Deposits increased $2.8 million or 3.38% to $86.5 million compared to $83.6 million at December 31, 1999. This increase was wholly due to a $3.3 million increase in interest bearing deposits. Noninterest bearing deposits decreased $484 thousand to $15.9 million compared to $16.4 million at December 31, 1999.

LIQUIDITY:

          An important component of the Bank's asset/liability structure is the level of liquidity available to fund depositors' withdrawals and extensions of credit to borrowers. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, borrowings and interest received. Liquid assets include cash, federal funds sold and investments maturing within one year. The Bank's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Selected Liquidity Statistics
For the year ended December 31,

                                                     2000                1999
                                                    (Dollars in thousands)

Available short-term assets (1)                     $14,161             $12,727
Certificates of deposit $100,000 and over            14,241              12,645
                                              ----------------------------------
Net available short-term assets                        ($80)            $    82

Ratio of available short-term assets to
certificates $100,000 and over                           99%                101%

Ratio of loans to deposits                               82%                 75%

Ratio of certificates $100,000 and over to
   total assets                                          14%                 13%

 (1) As of December 31, 2000, available short-term assets include cash of $3,688,000, federal funds sold of $5,215,000, held-to-maturity and available-for-sale securities maturing within one year of $1,252,000 and $4,006,000, respectively. At December 31, 1999, available short-term assets included cash of $3,437,000, federal funds sold of $4,049,000, held-to-maturity and available-for-sale securities maturing within one year of $1,238,000 and $4,003,000, respectively.

          The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 2000, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $8.9 million. The Company's cash and cash equivalents increased $1.4 million from $7.5 million at December 31, 1999.

PARENT COMPANY LIQUIDITY:

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

CAPITAL:

      Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

      Stockholders' equity at December 31, 2000 was $9.4 million compared to $8.3 million at the end of 1999. Book value per share increased from $10.81 at December 31, 1999 to $12.17 at December 31, 2000.

      The following table provides information on the Company's risk-based, leverage and capital ratios at December 31, 2000 and 1999.

Capital Ratios
For the year ended December 31,

                                          2000                 1999
                                           (Dollars in thousands)
Risk-based capital:
Tier I Capital
   Stockholders' equity                    $ 9,421              $ 8,394
Tier II Capital
    Allowance for loan losses (limited)        931                  797
                                           -------              -------
Total                                      $10,352              $ 9,191
                                           =======              =======

Risk adjusted assets                       $74,361              $63,611

Risk-based capital ratios:
   Tier I                                    12.67%               13.20%
   Total                                     13.92%               14.45%

Leverage ratio                                9.65%                9.12%
Primary capital ratio                        10.47%                9.59%


RATE SENSITIVITY:

      An important element of earnings performance is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Repricing assets or liabilities selling investments available for sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability are all means by which a Company can manage the gap. Matching the amounts of assets and liabilities maturing in the same time interval helps to minimize the impact on net interest income in periods of interest rate volatility.

     The following table presents the Company's interest sensitivity position at December 31, 2000. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.


Interest Sensitivity Analysis
December 31, 2000


                                              Within          Over 3       Over 1 Yr     Over 3 Yr
                                           1 through 3       through        through       through        Over
                                              months        12 months        3 yrs         5 yrs         5 yrs       Total
                                      -------------------------------------------------------------------------------------
Earning assets: (1)
  Federal funds                               $ 5,215        $      0      $      0      $      0      $     0      $ 5,215
  Investment securities (2)                     2,250           5,833         5,836           997          827      $15,743
  Loans                                        20,255           5,046         7,942         8,621       28,872       70,736
Total Earning Assets                          $27,720        $ 10,879      $ 13,778      $  9,618      $29,699      $91,694

Interest and non-interest
bearing liabilities:
  Commercial DDA (3)                          $ 6,451        $      0      $  3,871      $  2,580      $     0      $12,902
   Personal DDA (3)                                 0               0         1,780           593          593        2,966
  TT&L Note                                        58               0             0             0            0           58
  Savings (3)                                       0               0         3,191         1,064        1,064        5,319
  Money Market (3)                                  0           2,460         2,460             0            0        4,920
  NOW (3)                                           0               0         6,744         2,248        2,248       11,240
  Certificates                                 13,242          22,916        11,029         1,903           25       49,115
  Repurchase Agreements                         2,289               0             0             0            0        2,289
Total Interest and non interest
  bearing liabilities                         $22,040        $ 25,376      $ 29,075      $  8,388      $ 3,930      $88,809


Interest sensitivity gap                        5,680         (14,497)      (15,297)        1,230       25,769        2,885

Cumulative gap                                  5,680          (8,817)      (24,114)      (22,884)       2,885

Ratio interest sensitive assets
to interest-sensitive liabilities                1.26            0.43          0.47          1.15         7.56         1.03

Ratio of cumulative gap to
 total earning assets                            6.19%          -9.62%       -26.30%       -24.96%        3.15%

(1) Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.
(2)  Presented on an amortized cost basis.
(3) Based on the proposed range of permissible maturities for non-maturity deposits issued by the banking agencies in the Joint Policy Statement (August 2, 1995): Supervisory Policy Statement Concerning a Supervisory Framework for Measuring and Assessing Banks' Interest Rate Risk Exposure

NET INTEREST INCOME:

     Net interest income is the difference between interest earned on loans, investment securities and short-term investments and interest paid on deposits and other borrowings. Material factors affecting net interest income include interest rates earned on loans and investments and those paid on deposits, the mix and volume of earning assets and interest-bearing liabilities and the level of noninterest bearing liabilities. The following table presents the components of net interest income.

Components of the Net Interest Income
For the years ended December 31,                                            2000                                1999
(Dollars in thousands)

                                                               Average               Average       Average               Average
                                                              Balance(1)  Interest  yield/rate    Balance(1)  Interest  yield/rate
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))                           $69,234    $ 6,354     9.18%        $60,112    $ 5,239     8.72%
Investment securities-taxable (4)                               17,312      1,056     6.10%         18,064      1,079     5.97%
Investment securities-non-taxable (1) (4)                          924         65     7.03%          1,005         71     7.06%
Federal Funds                                                    3,213        213     6.63%          5,614        289     5.15%
                                                               ---------------------------         ---------------------------
Total Interest earning assets                                  $90,683    $ 7,688     8.48%        $84,795    $ 6,678     7.88%
Noninterest earning assets:
Cash and due from banks                                          3,128                               3,617
Allowance for loan losses                                         (998)                               (903)
Other real estate owned                                            431                                 429
Premises and equipment                                           2,311                               2,259
Other assets                                                     2,024                               1,823
                                                               -------                             -------
Total Assets                                                   $97,579                             $92,020

Liabilities and stockholders' equity
 Interest bearing liabilites:
Money Market and NOW accounts                                  $16,535    $   445     2.69%        $15,776    $   411     2.61%
Savings Deposits                                                 5,091        166     3.26%          4,643        146     3.14%
Savings Certificates                                            36,045      2,036     5.65%         36,060      1,851     5.13%
Large denomination certificates                                 10,614        643     6.06%          8,832        474     5.37%
Securities sold under agreements to repurchase                   2,802        121     4.32%          2,026         82     4.05%
Short-term borrowings                                              630         41     6.51%             55          3     5.45%
                                                               ---------------------------         ---------------------------
Total interest bearing liabilities                             $71,717    $ 3,452     4.81%        $67,392    $ 2,967     4.40%

Noninterest bearing liabilities:
Demand deposits                                                 16,146                              15,408
Other                                                              959                                 824
 Total Liabilities                                              88,822                              83,624
Stockholders' equity                                             8,757                               8,396
                                                               -------                             -------
 Total liabilities and stockholders'
   equity                                                      $97,579                             $92,020
                                                               =======                             =======

Net interest earnings                                                     $ 4,236                             $ 3,711
                                                                          =======                             =======

Net interest yield margin on average interest earning
 assets (taxable equivalent basis)                                                    4.67%                               4.38%
                                                                                      ====                                ====

Less tax equivalent adjustment                                            $   (84)                            $   (77)
                                                                          -------                             -------
Net interest income                                                       $ 4,152                             $ 3,634
                                                                          =======                             =======

Net interest spread (taxable
 equivalent basis)                                                                    3.67%                               3.47%
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

      The following table illustrates the impact on the interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in -interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar of the changes in each.

Volume and Rate Analysis
For the years ended December 31,
(Dollars in thousands)


                                                2000 / 1999                                1999 / 1998
                                         (Dollars in thousands)                      (Dollars in thousands)
                                           Increase (Decrease)                         Increase (Decrease)
                                            Due to Change in:                           Due to Change in:

                                      Volume        Rate       Total              Volume        Rate        Total
                                     -------------------------------             --------------------------------
Interest income (1):
  Loans                              $  826        $ 289     $ 1,115             $  547       $ (226)      $  321
  Taxable securities                    (47)          24         (23)              (108)         (25)        (133)
  Non-taxable securities                 (6)           -          (6)                 -            1            1
  Federal funds sold                   (232)         156         (76)               (25)         (18)         (43)
                                     -------------------------------             --------------------------------
    Total interest income            $  541        $ 469     $ 1,010             $  414       $ (268)      $  146

Interest expense:
  Money Market and NOW
    accounts                             20           14          34                 73           (3)          70
  Savings                                14            6          20                  1           (2)          (1)
  Certificates                           (1)         186         185                (28)        (123)        (151)
  Certificates of $100,000
    or more                             103           66         169                  -            -            -
  Securities sold under
   agreements to repurchase              33            6          39                 (2)           -           (2)
  Short-term borrowings                  37            1          38                  -            0            0
                                     ----------------------------------------------------------------------------
    Total interest expense              206          279         485                 44         (128)         (84)

Net change in interest
  earnings                           $  335        $ 191     $ 1,494             $  370       $ (140)      $  230

(1) Interest income includes taxable equivalent adjustments of $84,000 in 2000 and $77,000 in 1999, which are used to adjust interest on tax-exempt assets to a fully taxable basis.

LOAN PORTFOLIO:

      The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the type and maturity of loans outstanding as of December 31, 2000.

Loan Portfolio Composition and Maturities
(Dollars in thousands)

                                                        After 1
                                         Within       but within             After
                                        1 year         5 years              5 years
                                        -------      -----------            -------
Commercial                              $ 7,137         $ 4,652            $ 1,505
Real estate-mortgage                      7,327          12,503             28,802
Real estate-construction                  2,800               -                  -
Consumer                                  1,395           4,412                203
                                        -------         -------            -------
                                        $18,659         $21,567            $30,510
                                        -------         -------            -------

Loans maturing after 1 year with:
Fixed interest rates                                    $18,213            $29,716
Variable interest rates                                   3,354                794
                                                        -------            -------
                                                        $21,567            $30,510
                                                        -------            -------


      The following table presents loan collateralized by real estate at December 31, 2000. Some of these loans are included in commercial loans for purposes of Table 10.

Loan Collateralized By Real Estate
(Dollars in thousands)

                                                                                  Percentage
                                                                                   of total
                                                                Amount          loan portfolio
                                                           -----------------------------------
Construction and land development                                 $ 2,799                    4%
Collateralized by 1 - 4 family residential properties              19,172                   27%
Collateralized by multi-family residential properties               2,239                    3%
Collateralized by non-farm, non-residential properties             26,278                   37%
                                                                  -------                   --
                                                                  $50,488                   72%

INVESTMENT PORTFOLIO:

      The Company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S. Government securities, municipal securities, mortgage-backed securities and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Management's principal objectives for the investment portfolio during 2000 were to maintain an appropriate level of quality, ensure sufficient liquidity and maximize yield.

      The following table presents the maturity distribution and weighted average yields of the securities portfolio at December 31, 2000.

Investment Securities (1)
December 31, 2000
(Dollars in thousands)

                          1 year or less   1 - 2 years (2)   2 - 3 years     3 - 4 years     4 - 5 years    Over 5 years (3)
---------------------------------------------------------------------------------------------------------------------------
                          Amount   Yield   Amount   Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount    Yield
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury,
 government
agencies, state and
 political subdivision    $5,258     5.58%  $4,420   5.85%  $2,969   6.30%  $1,497   6.28%     $32   7.25%     $934    5.58%
---------------------------------------------------------------------------------------------------------------------------
Other                     $    -        -   $           -   $           -   $           -      $        -      $633    8.06%
---------------------------------------------------------------------------------------------------------------------------

     (1)  Presented on an amortized cost basis.
     (2)  Includes a $245,772 tax-exempt security with a yield of 4.48%
     (3) Includes $780,524 in tax-exempt securities with a weighted average yield of 4.72%

DEPOSITS:

          The Company's deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 16% of total deposits at December 31, 2000. The Bank pays market rates for these funds. Generally management attempts to match large denomination certificates of deposit with rate sensitive assets.

Remaining Maturities of Large Denomination Certificates of Deposit (Dollars in thousands)

                                          December 31, 2000
                                                Amount
                                                ------
Three months or less                           $ 7,658
Over three through six months                    3,734
Over six through twelve months                   1,533
Over twelve months                               1,316
                                               -------
Total                                          $14,241


Noninterest Income

          The following table provides a comparison of noninterest income.


Noninterest Income
(Dollars in thousands)
               For the years ended December 31,

                        2000      1999  1999 over/
                                        (under) 2000
                       -----------------------------
Service Charges        $ 265     $ 259     $  6
Other Income             314       363      (49)
                       -----     -----      ----
                       $ 579     $ 622     $(43)

Noninterest Expense

     The following table provides a comparison of noninterest expense.


                                          For the years ended December 31,
Noninterest Expense                         2000            1999    2000 over/
                                                                   (under) 1999
                                         ---------------------------------------
Salaries and employee benefits              $1,626         $1,445          $181
Other                                          545            478            67
Occupancy expenses                             220            212             8
Automated services                             231            198            33
Furniture and equipment expense                167            149            18
Taxes and licenses                              99            102            (3)
Stationery and supplies                         68             67             1
                                            ------         ------          ----
                                            $2,956         $2,651          $305

Provision and Allowance For Loan Losses:

     In 2000, the provision for loan losses was $124 thousand compared to $101 thousand in 1999. Net loans recovered in 2000 were $19 thousand as compared to 1999 when net loans charged-off totaled $84 thousand.

     The following table summarizes activity in the allowance for loan losses. The table that follows provides statistics on non-performing assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.

Summary of the Allowance For Loan Losses

For The Years Ended
December 31,                                                         2000                      1999
(Dollars in Thousands)
Allowance for Loan Losses:
Balance, December 31                                               $  912                     $ 895
Charge-offs:
   Commercial                                                           0                       109
   Real estate                                                         13                        25
   Consumer                                                            15                        40
                                                                   ------                     -----
      Total loans charged-off                                          28                       174
Recoveries:
   Commercial                                                           2                        66
   Real estate                                                         37                        18
   Consumer                                                             8                         6
                                                                   ------                     -----
      Total recoveries                                                 47                        90
Net (recoveries)charge-offs                                           (19)                       84
Provision for loan losses                                             124                       101
Balance, December 31, 2000                                         $1,055                     $ 912

Ratio of net charge-offs to average loans outstanding               -0.03%                     0.14%

Ratio of allowance for loan losses to loans at period-end            1.49%                     1.46%

Non-Performing Assets and Past Due Loans

                                                             For the Year Ended December 31,
                                                                 2000                   1999
Non-performing Assets and Loans Past Due 90 Days
   Non-accrual loans                                            $  55                   $  82
   Other real estate owned                                        433                     429

      Total non-performing assets                               $ 488                   $ 511

   Ratio of non-performing assets to total assets                0.49%                   0.54%

   Non-accrual loans:
      Interest income that would have been recorded
      under original terms                                      $   0                   $  10

     Interest income recorded during the period                 $   0                   $   0

   Loans 90 days past due and still accruing                    $  11                   $  11

     An allocation of the allowance for loan losses in dollars and as a percent of the total allowance is provided in the following table. Management does not believe the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated in the table based on the relative percent of loans in each category to total loans.

Allocation of the Allowance for Loan Losses
As of December 31,

                                                 2000                                         1999

                                                          Percent                                        Percent
                                     Amount              of Total                 Amount                of Total
                                  ---------------------------------             ----------------------------------
Commercial                              $  201                   19%                    $ 182                   20%
Real estate - mortgage                  $  728                   69%                      629                   69%
Real estate - construction              $   42                    4%                       27                    3%
Consumer                                $   84                    8%                       74                    8%
                                        ------                  ---                     -----                  ---
                                        $1,055                  100%                    $ 913                  100%

Potential Problem Loans:

     At December 31, 2000 and 1999 loans on either non-accrual status or loans past due 90 days or more and still accruing amounted to $55 thousand and $21 thousand, respectively. In addition to these loans, at December 31, 2000, the Company had approximately $330 thousand of loans that have been internally classified, and $1.4 million that required more than normal attention and are potential problem loans. Management has considered these loans in establishing the level of the allowance for loan losses. At December 31, 1999, loans that had been internally classified or which required more than normal attention and were potential problem loans were $271 thousand and $876 thousand, respectively.

Non-performing Assets:

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

     The following table provides an analysis of the size, number and collateral composition of non-performing assets at December 31, 2000.

Non-performing Assets


                                                 Number                                   Total
Non-performing assets by dollar amount:         of items                Balance          Dollars
                                             ----------------------------------------------------
$100,000 - $200,000                                     4                $433                  89%
$50,000 - $100,000                                      0                   -                   0%
$50,000 and under                                      27                  55                  11%
                                                       --                ----                 ---
                                                       31                $488                 100%
                                                       --                ----                 ---

Non-performing assets by collateral composition:
 1 - 4 Family residential                               1                $128
Multi-family residential                                3                 305
Automobile, equipment and other                         2                  23
Uncollateralized                                       25                  32
                                                       --                ----
                                                       31                $488
                                                       --                ----

Credit Risk and Regulatory Matters:

     Credit risk, the risk of loss from default, is inherent in lending. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Management and the Board of Directors of the Company believe the allowance is a reasonable estimate of potential loss exposure in the loan portfolio at year-end, however, many factors affecting the ability of borrowers to repay their loans, including economic factors beyond the control of the Company or the borrowers, will impact this estimate on an ongoing basis.

     Management also considers reports of examinations furnished by state and federal banking authorities. Regulatory agencies periodically review the allowance for loan losses as part of their examination process and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. A state examination of the Company and the Bank was conducted in the first quarter of 2001 for the balance sheet dated September 30, 2000.

No additions to the allowance for loan losses were recommended as a result of the examination.

Income Taxes:

          For the year ended December 31, 2000, the Company recognized an expense of $477 thousand. This represents a $33 thousand increase from the $444 thousand expense for 1999. See Note 11 of the Consolidated Financial Statements for additional information with respect to income taxes.


Item 7.  FINANCIAL STATEMENTS

          The Consolidated Financial Statements and the notes thereto are filed herewith.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The text and tables under "Nominees" and "Other Directors" in the Company's 2001 Proxy Statement are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

          The text and tables under "Compensation of Executive Officer" in the Company's 2001 Proxy Statement are incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The text and tables under "Persons Owning In Excess of Five Percent of Outstanding Common Stock", "Nominees", and "Other Directors" in the Company's 2001 Proxy Statement are incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

          The text under "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement are incorporated herein by reference.

PART IV

Item 13: EXHIBITS AND REPORTS ON FORM 8-K

     (A)  (3) Exhibits:

3.1 Articles of Incorporation. (Incorporated herein by reference to Corporation's Form 10-K for 1983 filed March 29, 1984.)

3.2       Bylaws, as amended

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

10.6 Employee's Stock Ownership Plan. (Incorporated herein by reference to the Corporation's Form 10-KSB for 1998 filed March 30,1999.)

     (B)  Reports on Form 8-K

          None

     Financial Statements Filed

          None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date: March 28, 2001     ______________________________________
                         Robert J. Keogh, President and Chief
                         Executive Officer


                         ______________________________________
                         Peter M. Meredith, Jr., Chairman of
                         the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001.

SIGNATURES*


_________________________________________________
Peter M. Meredith, Jr.
Chairman of the Board of Directors

_________________________________________________
Robert J. Keogh
President and Chief Executive Officer & Director


_________________________________________________
Henry U. Harris, III
Vice-Chairman of the Board of Directors


_________________________________________________
Stephen A. Johnsen
Secretary of the Board of Directors


_________________________________________________
Lisa F. Chandler
Director


_________________________________________________
James A. Cummings
Director


_________________________________________________
F. Dudley Fulton
Director


_________________________________________________
Gerald L. Parks
Director


_________________________________________________
Ross C. Reeves
Director


_________________________________________________
Harvey W. Roberts, III
Director

*POWER OF ATTORNEY

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

                            HERITAGE BANKSHARES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                                                  PAGE
Report of Independent Accountants...........................................          F-1

FINANCIAL STATEMENTS:
   Consolidated Balance Sheets..............................................          F-2

   Consolidated Statements of Income........................................          F-3

   Consolidated Statements of Stockholders' Equity..........................          F-4

   Consolidated Statements of Cash Flows....................................          F-5

   Notes to Consolidated Financial Statements...............................          F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Heritage Bankshares, Inc.
Norfolk, Virginia



       We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries at December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Norfolk, Virginia
January 21, 2001

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

December 31,                                                                  2000                  1999
---------------------------------------------------------------------------------------------------------------
                                ASSETS

Cash and due from banks                                                $         3,687,811   $        3,436,565
Federal funds sold                                                               5,214,506            4,049,069
Securities available for sale                                                   12,672,549           16,908,604
Securities held to maturity                                                      3,098,932            4,316,878
Loans, net                                                                      69,681,205           61,437,024
Loans held for sale                                                                166,779                    -
Accrued interest receivable                                                        635,222              646,619
Other real estate owned                                                            433,340              428,500
Premises and equipment, net                                                      2,288,429            2,353,524
Other assets                                                                     1,331,451            1,318,933
                                                                       ----------------------------------------

                                                                       $        99,210,224   $       94,895,716
                                                                       ========================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits

             Noninterest bearing deposits                              $        15,866,993   $       16,350,570
             Interest-bearing deposits                                          70,595,058           67,283,837
                                                                       ----------------------------------------
                                                                                86,462,051           83,634,407
Securities sold under agreements to repurchase                                   2,288,919            2,069,810
Short-term borrowings                                                               58,485               53,045
Accrued interest payable                                                           354,076              302,276
Other liabilities                                                                  607,460              562,788
                                                                       ----------------------------------------
                                                                                89,770,991           86,622,326
                                                                       ----------------------------------------
Stockholders' equity

             Common stock, $5 par value - authorized
                           3,000,000 shares; issued and outstanding:
                           2000 - 775,325 shares; 1999 - 765,700                 3,876,625            3,828,500
             Additional paid-in capital                                           (333,721)            (343,377)
             Retained earnings                                                   5,877,616            4,908,908
             Accumulated other comprehensive income (loss)                          18,713             (120,641)
                                                                       ----------------------------------------
                                                                                 9,439,233            8,273,390
                                                                       ----------------------------------------

                                                                       $        99,210,224   $       94,895,716
                                                                       ========================================

                The notes to consolidated financial statements
                    are an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME


---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                         2000            1999
---------------------------------------------------------------------------------------------------------
Interest income
           Interest and fees on loans                                  $       6,292,625  $     5,185,754
                                                                       ----------------------------------
           Interest on investment securities:
                       Available for sale                                        875,708          848,820
                       Held to maturity                                          222,794          277,027
                                                                       ----------------------------------
                                                                               1,098,502        1,125,847
                                                                       ----------------------------------

           Interest on federal funds sold                                        213,347          289,102
                                                                       ----------------------------------
                                   Total interest income                       7,604,474        6,600,703
                                                                       ----------------------------------

Interest expense
           Interest on deposits                                                3,289,477        2,882,323
           Interest on short-term borrowings                                     162,162           84,956
                                                                       ----------------------------------
                                   Total interest expense                      3,451,639        2,967,279
                                                                       ----------------------------------

                                   Net interest income                         4,152,835        3,633,424

Provision for loan losses                                                        123,750          101,250
                                                                       ----------------------------------

Net interest income after provision for loan losses                            4,029,085        3,532,174
                                                                       ----------------------------------
Noninterest income
           Services charges                                                      265,039          258,757
           Other                                                                 314,201          363,462
                                                                       ----------------------------------
                                                                                 579,240          622,219
                                                                       ----------------------------------
Noninterest expense
           Salaries and employee benefits                                      1,625,694        1,444,685
           Other                                                                 545,389          477,647
           Occupancy expenses                                                    219,956          212,444
           Automated services                                                    230,934          198,400
           Furniture and equipment expense                                       166,458          148,518
           Taxes and licenses                                                     99,413          102,430
           Stationery and supplies                                                67,661           66,795
                                                                       ----------------------------------
                                                                               2,955,506        2,650,919
                                                                       ----------------------------------

Income before income taxes                                                     1,652,819        1,503,474

Income tax expense                                                               476,869          444,324
                                                                       ----------------------------------
Net income                                                             $       1,175,950  $     1,059,150
                                                                       ==================================
Earnings per common share - basic                                      $            1.53  $          1.33
                                                                       ==================================
Earnings per common share - assuming dilution                          $            1.50  $          1.26
                                                                       ==================================



              The notes to consolidated financial statements are
                      an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                                                        Additional                    Comprehensive
                                           Common Stock                  Paid-in         Retained        Income
                              ---------------------------------------
                                    Shares               Amount          Capital         Earnings        (Loss)          Total
                              -------------------   -----------------  -------------   -------------- -------------- ---------------
Balance, December 31, 1998               801,250    $      4,006,250    $  (351,757)   $   4,336,068  $      88,391  $    8,078,952
                                                                                                                     ---------------

Net income for 1999                            -                   -              -        1,059,150                      1,059,150

Net changes in unrealized gain (loss)
         on securities available-for-sale,
         net of deferred income taxes
         of $107,683                                                                                       (209,032)       (209,032)
                                                                                                                     ---------------
Total comprehensive income                                                                                                  850,118
                                                                                                                     ---------------

Stock options exercised in 1999            6,450              32,250          8,380                -              -          40,630
Common stock reacquired                  (42,000)           (210,000)                       (325,500)                      (535,500)
Less: Dividends paid in 1999                   -                   -              -         (160,810)                      (160,810)
                            --------------------------------------------------------------------------------------------------------

Balance, December 31, 1999               765,700           3,828,500       (343,377)       4,908,908       (120,641)      8,273,390
                                                                                                                     ---------------

Net income for 2000                            -                   -              -        1,175,950                      1,175,950

Net changes in unrealized gain (loss)
         on securities available-for-sale,
         net of deferred income tax benefit
         of ($71,788)                          -                   -              -                -        139,354         139,354
                                                                                                                     ---------------
Total comprehensive income                                                                                                1,315,304
                                                                                                                     ---------------

Stock options exercised in 2000           15,625              78,125          9,656                -              -          87,781
Common stock reacquired                   (6,000)            (30,000)                        (31,062)                       (61,062)
Less:  Dividends paid in 2000                  -                   -              -         (176,180)             -        (176,180)
                            --------------------------------------------------------------------------------------------------------

Balance, December 31, 2000               775,325    $      3,876,625    $  (333,721)   $   5,877,616  $      18,713  $    9,439,233
                            ========================================================================================================

                The notes to consolidated financial statements
                    are an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                                    2000                1999
---------------------------------------------------------------------------------------------------------------------------
Operating activities

        Net income                                                                     $     1,175,950    $      1,059,150
        Adjustments to reconcile to net cash
               provided by operating activities:
               Provision for loan losses                                                       123,750             101,250
               Provision for depreciation and amortization                                     150,562             136,125
               Amortization of investment security premiums,
                      net of discounts                                                          (7,284)             21,355
               Deferred loan origination fees, net of costs                                      9,314             (21,621)
               Changes in:
                      Interest receivable                                                       11,397             (68,003)
                      Interest payable                                                          51,800             (15,719)
                      Loans held for sale                                                     (166,779)            938,456
                      Other assets                                                             (89,144)            (45,644)
                      Other liabilities                                                         44,672              (4,321)
                                                                                       ------------------------------------
                              Net cash provided by operating activities                      1,304,238           2,101,028
                                                                                       ------------------------------------

Investing activities
        Proceeds from maturities of available-for-sale securities                            4,462,619           6,740,890
        Proceeds from maturities, prepayments and calls of
               held-to-maturity securities                                                   1,214,107           1,878,301
        Purchases of available-for-sale securities                                                   -          (9,663,065)
        Purchases of held-to-maturity securities                                                (4,300)         (1,082,873)
        Loan originations, net of principal repayments                                      (8,377,245)         (5,845,839)
        Purchases of land, premises and equipment                                              (85,467)           (478,356)
                                                                                       ----------------   -----------------
                              Net cash used by investing activities                         (2,790,286)         (8,450,941)
                                                                                       ------------------------------------

Financing activities
        Net increase in demand deposits,
               NOW accounts and savings accounts                                               855,244           2,000,402
        Net increase (decrease) in certificates of deposit                                   1,972,399           4,351,067
        Net increase (decrease) in securities sold under
               agreements to repurchase                                                        219,109           1,088,539
        Net increase (decrease) in short-term borrowings                                         5,440             (10,189)
        Common stock reacquired                                                                (61,062)           (535,500)
        Net proceeds from exercise of stock options                                             87,781              40,630
        Cash dividends paid                                                                   (176,180)           (160,810)
                                                                                       ----------------    ----------------
                              Net cash provided by financing activities                      2,902,731           6,774,139
                                                                                       ------------------------------------

Increase in cash and cash equivalents                                                        1,416,683             424,226

Cash and cash equivalents at beginning of year                                               7,485,634           7,061,408
                                                                                       ------------------------------------

Cash and cash equivalents at end of year                                               $     8,902,317    $      7,485,634
                                                                                       ------------------------------------

        As shown on the Consolidated Balance Sheets
               Cash and due from banks                                                       3,687,811           3,436,565
               Federal funds sold                                                            5,214,506           4,049,069
                                                                                       ------------------------------------
                                                                                       $     8,902,317    $      7,485,634
                                                                                       ------------------------------------
Supplemental schedules and cash flow information
Cash paid for: Interest on deposits and other borrowings                               $     3,399,839    $      2,982,997
                                                                                       ------------------------------------
               Income taxes                                                            $       417,040    $        543,036
                                                                                       ------------------------------------

                The notes to consolidated financial statements
                    are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE BANKSHARES, INC.

================================================================================
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

     Heritage Bankshares, Inc. (the "Company") was organized under the laws of the Commonwealth of Virginia in 1983. The Company has four wholly owned subsidiaries, including one bank: Heritage Bank & Trust (the "Bank") with five full-service branches in Norfolk and Chesapeake, Virginia. The Company's other subsidiaries are IBV Real Estate Holdings, Inc., a Virginia corporation, Sentinel Title Services, Inc., a Virginia corporation, and Sentinel Trust Services, L.L.C., a Virginia limited liability company. The Bank is a state-chartered bank and a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

     The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. Its principal banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler's checks and bank money orders; issuing letters of credit; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations, and mortgage-backed and state and municipal securities.

     IBV Real Estate Holdings, Inc. was formed in December, 1986. Presently, its only business is owning a 1% general partnership interest in IBV Partners, L.P., the lessor of office space to Heritage Bank and Trust in Chesapeake, Virginia.

     Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. are wholly owned subsidiaries, which own an interest in providers of title and trust services. As these subsidiaries own a less than ten percent (10%) interest in other companies, the financial activities pertaining to these interests are recorded on the cost method of accounting for investments. The Company's strategic relationship with these entities provides the Bank with the ability to provide title and trust services to its customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Statement Presentation and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly owned subsidiaries, Heritage Bank and Trust, IBV Real Estate Holdings, Inc., Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Restructured Loans

     Loans are considered troubled debt restructurings if for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the Bank would not have otherwise considered. The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

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

     Income Taxes

     The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 2000, a valuation allowance has not been provided against the deferred tax asset.

                        (Notes continued on next page)

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

     Earnings per Share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                        (Notes continued on next page)

     Comprehensive Income

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

     The components of other comprehensive income and related tax effects are as follows:

                                                         2000           1999
                                                     ------------   ------------
        Unrealized holding gains (losses) on
           available-for-sale securities              $ 211,142      $(316,715)
        Reclassification adjustment for
           gains realized in income
                                                              -              -
                                                      ---------      ---------
        Net unrealized gains (losses)                   211,142       (316,715)
        Tax effect                                      (71,788)       107,683
                                                      ---------      ---------

        Net-of-tax amount                             $ 139,354      $(209,032)
                                                      =========      =========


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


Condensed Balance Sheets

                                                                                      2000               1999
                                                                                ------------------ ------------------
Assets
Cash on deposit with Heritage Bank & Trust                                             $  465,284         $  232,710
Investment in Heritage Bank & Trust                                                     8,934,433          7,833,149
Investment in non-bank subsidiaries                                                       217,549            217,549
Other assets                                                                               37,676            136,356
                                                                                ------------------------------------
     Total assets                                                                      $9,654,942         $8,419,764
                                                                                ====================================

Liabilities and Stockholders' Equity

Other liabilities                                                                      $  215,709         $  146,373
Common stock                                                                            3,876,625          3,828,500
Additional paid-in capital                                                               (333,721)          (343,377)
Retained earnings                                                                       5,877,616          4,908,908
Accumulated other comprehensive income (loss)                                              18,713           (120,640)
                                                                                ------------------------------------
    Total liabilities and stockholders' equity                                         $9,654,942         $8,419,764
                                                                                ====================================

                                                                                      Years Ended December 31,
                                                                                -------------------------------------
Condensed Statements of Income                                                        2000               1999
                                                                                ------------------ ------------------

Income
Dividends from subsidiary bank                                                         $  196,989         $  696,310
Other                                                                                      49,041             12,116
                                                                                ------------------------------------

Expenses
Other                                                                                      31,266             35,004
                                                                                ------------------------------------

Income before income taxes and equity in
    undistributed net income of subsidiaries                                              214,764            673,425
Applicable income tax benefit (expense)                                                      (745)            18,521
                                                                                ------------------------------------
Income before equity in undistributed net
    income of subsidiaries                                                                214,019            691,946
Equity in undistributed net income of subsidiaries                                        961,931            367,204
                                                                                ------------------------------------

             Net income                                                                $1,175,950         $1,059,150
                                                                                ------------------------------------

                        (Notes continued on next page)

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

                                                                                        Years Ended December 31,
             Condensed Statements of Cash Flows                                         2000               1999
                                                                                  ----------------  ------------------
             Operating activities:
             Net income                                                                 $ 1,175,950        $ 1,059,150
             Adjustments to reconcile to net cash provided by
             operating activities:
             Depreciation                                                                         -              3,940
             Undistributed net income of subsidiaries                                      (961,931)          (367,204)
             Changes in:
                 Other assets                                                                98,680            (56,573)
                 Other liabilities                                                           69,337             (8,305)
                                                                                       ------------        -----------
             Net cash provided by operating activities                                      382,036            631,008
                                                                                       ------------        -----------

             Financing activities:
             Net proceeds from exercise of stock options                                     87,781             40,630
             Common stock reacquired                                                        (61,063)          (535,500)
             Cash dividends paid                                                           (176,180)          (160,810)
                                                                                       ------------        -----------
             Net cash used by financing activities                                         (149,462)          (655,680)
                                                                                       ------------        -----------
             Net increase (decrease) in cash and cash equivalents                           232,574            (24,672)

             Cash and cash equivalents at beginning of year                                 232,710            257,382
                                                                                       ------------        -----------
             Cash and cash equivalents at end of year                                     $ 465,284          $ 232,710
                                                                                       ============        ===========



          Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 2000, dividends from the Bank to the Company are limited to approximately $2,650,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust's stockholder's equity. At December 31, 2000, such maximum amount available is approximately $893,000.

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

          The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $903,000 for the year ended December 31, 2000, with the average reserve requirement for the same period being approximately $886,000. On December 31, 2000, the reserve balances were approximately $893,000.

                        (Notes continued on next page)

NOTE 5 - SECURITIES

        Securities at December 31, 2000 and 1999 are as follows:



                                                    Amortized         Gross Unrealized   Gross Unrealized    Estimated Fair
                                                       Cost                Gains              Losses             Value
                                                -------------------- -----------------  ------------------  ------------------
December 31, 2000
  Securities available for sale
      U.S. Treasury                                     $ 2,005,513           $  9,118            $    19         $ 2,014,612
      U.S. government agencies                            9,955,298             35,382             15,330           9,975,350
      Mortgage-backed securities                            492,363              1,497                799             493,061
      State and political subdivisions                      191,022                  -              1,496             189,526
                                                -----------------------------------------------------------------------------

                                                       $ 12,644,196          $  45,997          $  17,644        $ 12,672,549
                                                =============================================================================

Securities held to maturity
      U.S. Treasury                                      $  499,661            $     -            $   131          $  499,530
      U.S. government agencies                            1,005,150                  -              3,587           1,001,563
      Mortgage-backed securities                            121,891                167                  -             122,058
      State and political subdivisions                      589,502              9,507                  -             599,009
      Other                                                 882,728                  -              2,426             880,302
                                                -----------------------------------------------------------------------------

                                                        $ 3,098,932           $  9,674           $  6,144         $ 3,102,462
                                                =============================================================================

December 31, 1999
  Securities available for sale
      U.S. Treasury                                     $ 2,756,257           $  2,730          $  16,952         $ 2,742,035
      U.S. government agencies                           13,438,368                842            157,769          13,281,441
      Mortgage-backed securities                            704,400              1,717                489             705,628
      State and political subdivisions                      192,368                  -             12,868             179,500
                                                -----------------------------------------------------------------------------

                                                       $ 17,091,393           $  5,289          $ 188,078        $ 16,908,604
                                                =============================================================================

Securities held to maturity
      U.S. Treasury                                      $  997,176            $   537            $    53          $  997,660
      U.S. government agencies                            1,459,551                475             22,545           1,437,481
      Mortgage-backed securities                            166,975                  -                 10             166,965
      State and political subdivisions                      814,987              1,865              4,060             812,792
      Other                                                 878,189                  -              7,229             870,960
                                                -----------------------------------------------------------------------------

                                                        $ 4,316,878           $  2,878          $  33,897         $ 4,285,858
                                                -----------------------------------------------------------------------------

                        (Notes continued on next page)

          Other securities include restricted investments of $630,400 and $626,100 at December 31, 2000 and 1999, respectively. These securities do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost and periodically evaluated for impairment.

          Investment securities having carrying values of $6,836,041 and $6,858,604 at December 31, 2000 and 1999, respectively, are pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The estimated fair values of these securities were $6,850,081 and $6,787,210 at December 31, 2000 and 1999, respectively.

          The amortized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 2000 are as follows:

                                                       Securities Held to Maturity            Securities Available for Sale
                                                       ---------------------------            --------------------------------
                                                        Amortized       Estimated                                 Estimated Fair
                                                          Cost         Fair Value             Amortized Cost          Value
                                                       ----------     ------------            --------------      -------------
     Due in one year or less                         $ 1,252,078       $ 1,248,382            $ 4,005,874         $  3,997,190
     Due from one year to five years                     748,378           747,117              8,169,673            8,206,783
     Due from five years to ten years                    193,730           201,028                      -                    -
     Due after ten years                                 904,746           905,934                468,650              468,576
                                                     -------------------------------------------------------------------------

                                                     $ 3,098,932       $ 3,102,462            $12,644,196         $ 12,672,549
                                                     -------------------------------------------------------------------------

NOTE 6 - LOANS

     Loans consist of the following:

                                                                                                    December 31,
                                                                                         --------------------------------
                                                                                              2000                1999
                                                                                         -------------        -----------
             Gross loans
                 Commercial                                                              $ 13,293,885         $11,771,965
                 Real estate - mortgage                                                    48,632,641          43,686,330
                 Real estate - construction                                                 2,799,852           1,657,724
                 Installment and consumer loans                                             6,010,043           5,232,608
                                                                                         ------------         -----------

             Total gross loans                                                             70,736,421          62,348,627

             Less - allowance for loan losses                                              (1,055,216)           (911,603)
                                                                                         ------------         -----------

             Loans, net                                                                  $ 69,681,205         $61,437,024
                                                                                         ------------         -----------

                        (Notes continued on next page)

        A summary of the activity in the allowance for loan losses account is as follows:

                                                                                            Years Ended December 31,
                                                                                          ----------------------------
                                                                                             2000               1999
                                                                                          ---------          ---------
             Balance, beginning of year                                                 $   911,603        $   894,845
             Provision charged to operations                                                123,750            101,250
             Loans charged-off                                                              (27,609)          (174,688)
             Recoveries                                                                      47,472             90,196
                                                                                        -----------        -----------

             Balance, end of year                                                       $ 1,055,216        $   911,603
                                                                                        ===========        ===========

         The following is a summary of information pertaining to impaired loans:

                                                                                                    December 31,
                                                                                          ----------------------------
                                                                                              2000             1999
                                                                                          ----------        ----------
             Impaired loans without a valuation allowance                                 $        -        $        -
             Impaired loans with a valuation allowance                                        55,411            81,967
                                                                                          ----------        ----------

             Total impaired loans                                                         $   55,411        $   81,967
                                                                                          ==========        ==========

             Valuation allowance related to impaired loans                                $    4,739        $   25,639
                                                                                          ==========        ==========

                                                                                             Years Ended December 31,
                                                                                          ----------------------------
                                                                                             2000               1999
                                                                                          ---------          ---------
             Average investment in impaired loans                                         $  68,690          $ 222,000
                                                                                          =========          =========

             Interest income recognized on impaired loans                                 $       -          $       -
                                                                                          =========          =========
             Interest income recognized on a cash basis on impaired loans                 $       -          $       -
                                                                                          =========          =========

          No additional funds are committed to be advanced in connection with impaired loans.

          Loans on which the accrual of interest has been discontinued amount to $55,411 and $81,967 at December 31, 2000 and 1999, respectively. If interest on these loans had been accrued, such income would have approximated $8,558 and $10,048 for 2000 and 1999, respectively. No interest income was recognized or received on these loans in 2000 and 1999.

                        (Notes continued on next page)

NOTE 7 - PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:

                                                                                                       December 31,
                                                                                              -----------------------------
                                                                                                 2000               1999
                                                                                              ----------          ---------
              Land and improvements                                                         $    612,567        $   612,567
              Buildings                                                                        1,810,710          1,769,232
              Leasehold improvements                                                               7,951              7,951
              Equipment, furniture and fixtures                                                1,246,526          1,206,096
                                                                                            ------------        -----------
                                                                                               3,677,754          3,595,846
              Less - accumulated depreciation                                                 (1,389,325)        (1,242,322)
                                                                                            ------------        -----------
                                                                                            $  2,288,429        $ 2,353,524
                                                                                            ============        ===========

          Depreciation charged to operating expense for the years ended December 31, 2000 and 1999 was $150,562 and $136,125, respectively.

NOTE 8 - DEPOSITS

         Interest-bearing deposits consist of the following:

                                                                                                    December 31,
                                                                                         --------------------------------
                                                                                             2000                 1999
                                                                                         ------------        ------------
             Money market and NOW account deposits                                       $ 16,160,153        $ 15,275,362
             Savings deposits                                                               5,319,743           4,865,712
             Certificates of deposit $100,000 and over                                     14,240,570          12,644,699
             Other time deposits                                                           34,874,592          34,498,064
                                                                                         ------------        ------------

                                                                                         $ 70,595,058        $ 67,283,837
                                                                                         ============        ============

         At December 31, 2000, the scheduled maturities of time deposits are as follows:

             2001                                              $36,124,088
             2002                                                6,304,218
             2003                                                4,759,048
             2004                                                1,123,312
             2005                                                  779,496
             Thereafter                                             25,000
                                                        -------------------

                                                               $49,115,162
                                                        ===================


                        (Notes continued on next page)

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
BORROWINGS

          Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Investment securities with carrying values of $4,723,505 and $3,682,680 at December 31, 2000 and 1999, respectively, are pledged to secure these agreements. Information concerning securities sold under agreements to repurchase is summarized, as follows:

                                                                                        2000               1999
                                                                                  -----------------  -----------------
             Average balance during the year                                             $2,802,352         $2,026,344
                                                                                  =================  =================

             Average interest rate during the year                                             4.32%              4.06%
                                                                                  =================  =================

             Maximum month end balance during the year                                   $4,402,502         $2,880,363
                                                                                  =================  =================

          Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

          The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5.9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential real estate loans. In addition, the Bank may borrow up to 10% of its total assets under a separate credit availability program with the Federal Home Loan Bank of Atlanta. As of December 31, 2000, the Bank had no outstanding balance on these lines of credit.

NOTE 10 - STOCK COMPENSATION PLANS

          At December 31, 2000, the Bank had fixed stock compensation plans for its employees. The Bank applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

                        (Notes continued on next page)

          All options have ten-year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted. The following is a summary of the Bank's stock option activity, and related information for the years ended December 31:

                                                            2000                                  1999
                                                ----------------------------------     --------------------------------
                                                   Options       Weighted-Average         Options     Weighted-Average
                                                                  Exercise Price                       Exercise Price
                                                -------------   ------------------     ------------  ------------------
    Outstanding - beginning of year                 117,950          $   9.40              93,650         $  7.52
    Granted                                          30,000             11.48              30,750           14.50
    Exercised                                       (15,625)             5.62              (6,450)           6.30
    Forfeited                                        (4,075)            12.81                   -               -
                                                -------------   ------------------     ------------  ------------------
    Outstanding - end of year                       128,250          $  10.27             117,950         $  9.40
                                                =============   ==================     ============  ==================
    Exercisable - end of year                        79,800          $   8.83              72,125         $  7.27
                                                =============   ==================     ============  ==================

NOTE 11 - INCOME TAXES

        The principal components of income tax expense are as follows:

                                                                                        Years Ended December 31,
                                                                                           2000         1999
                                                                                        -----------   ----------
             Federal income tax expense - current                                         $ 507,666   $ 418,703

             Deferred federal income tax expense (benefit)                                  (30,797)     25,621
                                                                                        -----------   ----------
             Income tax expense                                                           $ 476,869   $ 444,324
                                                                                        ===========   ==========

          Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:

                                                                                        Years Ended December 31,
                                                                                          2000          1999
                                                                                        -----------    ---------
             Federal income tax expense - at 34% statutory rate                         $   561,958    $ 511,181
             Tax effect of:
               Tax-exempt interest                                                          (49,415)     (45,763)
               Exercised stock options                                                      (31,699)     (19,380)
               Other                                                                         (3,975)      (1,714)
                                                                                        -----------    ---------
             Income tax expense                                                         $   476,869    $ 444,324
                                                                                        ===========    =========

                        (Notes continued on next page)

          A cumulative net deferred tax asset is included in other assets at December 31, 2000 and 1999. The components of the asset are as follows:


                                                                                        2000               1999
                                                                                -------------------  -----------------
         Deferred tax assets:
             Deferred compensation                                              $            88,953  $          88,814
             Bad debts and other provisions                                                 333,498            291,423
             Other                                                                           28,823             24,688
             Interest income                                                                  4,949              3,444
             Net unrealized depreciation on available-for-sale
                 securities                                                                       -             62,149
                                                                                -------------------  -----------------

             Total deferred tax asset                                                       456,223            470,518
                                                                                -------------------  -----------------
       Deferred tax liabilities:
             Deferred loan fees                                                             (41,452)           (40,722)
             Discount accretion on securities                                               (21,950)           (14,170)
             Net unrealized appreciation on available-for-sale
                 securities                                                                  (9,640)
                                                                                                                     -
             Fixed assets                                                                   (59,174)           (50,627)
                                                                                -------------------  -----------------
                                                                                           (132,216)          (105,519)
                                                                                -------------------  -----------------
             Net deferred tax asset                                             $           324,007  $         364,999
                                                                                ===================  =================

NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

          The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $64,439 are required each year for five years under the long-term noncancellable lease agreement as of December 31, 1996, which expires in December, 2001. Total lease expense was $64,439 for the years 2000 and 1999, respectively.

                        (Notes continued on next page)

NOTE 13 - OTHER RELATED PARTY TRANSACTIONS


          The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $6,400,000 and $6,400,000 at December 31, 2000 and 1999, respectively.
          In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $1,603,000 and $1,805,000 at December 31, 2000 and 1999,
          respectively. A summary of related party loan activity for Heritage Bank and Trust is as follows during 2000:

                Balance, December 31, 1999                      $ 5,454,102
                Originations - 2000                               2,886,113
                Repayments - 2000                                (2,319,756)
                                                          -----------------

                Balance, December 31, 2000                      $ 6,020,459
                                                          =================

          In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

          In the ordinary course of business, the Company has engaged in transactions with certain of its directors' companies for legal services and insurance.

          Commitments to extend credit and letters of credit to related parties amounted to $841,378 and $837,340 at December 31, 2000 and 1999,
          respectively.

                        (Notes continued on next page)

NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

          The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2000 and 1999. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 7% to 18%.

                                            ------------------------------------        -------------------------------------
                                               Variable Rate       Fixed Rate             Variable Rate         Fixed Rate
                                                Commitment         Commitment              Commitment           Commitment
                                            ------------------    --------------        -----------------     ---------------
Loan Commitments                                  $ 11,224,866        $4,664,451              $11,000,158          $4,480,008

Standby letters of credit
   and guarantees written                         $    134,759        $  313,006              $   186,075          $  103,905

          All of the guarantees outstanding at December 31, 2000 expire during 2001.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

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

                                                                                                    To Be Well Capitalized Under
                                                                                                      Prompt Corrective Action
                                                  Actual            For Capital Adequacy Purposes            Provisions
                                        -------------------------  -------------------------------  -----------------------------
                                           Amount        Ratio         Amount            Ratio         Amount           Ratio
                                        -----------   -----------  ---------------   -------------  -------------    ------------
As of December 31, 2000:
Total Capital
         (to Risk-Weighted Assets)      $ 9,844,000       13.26%       $ 5,939,000       8.00%         $7,423,000      10.00%
Tier I Capital
         (to Risk-Weighted Assets)      $ 8,915,000       12.01%       $ 2,969,000       4.00%         $4,454,000       6.00%
Tier I Capital
    (to Average Assets)                 $ 8,915,000        9.16%       $ 3,891,000       4.00%         $4,864,000       5.00%

                                                                                                    To Be Well Capitalized Under
                                                                                                      Prompt Corrective Action
                                                  Actual            For Capital Adequacy Purposes            Provisions
                                        -------------------------  -------------------------------  -----------------------------
                                           Amount        Ratio         Amount            Ratio         Amount           Ratio
                                        -----------   -----------  ---------------   -------------  -------------    ------------
As of December 31, 1999
Total Capital
         (to Risk-Weighted Assets)      $ 9,191,000       14.45%       $ 5,089,000       8.00%         $6,361,000      10.00%
Tier I Capital
         (to Risk-Weighted Assets)      $ 8,394,000       13.20%       $ 2,544,000       4.00%         $3,817,000       6.00%
Tier I Capital
    (to Average Assets)                 $ 8,394,000        9.12%       $ 3,680,000       4.00%         $4,600,000       5.00%

          There is no significant difference between the Bank's actual ratios disclosed above, and the related actual ratios of the Company.

                        (Notes continued on next page)

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS


          The following table presents the carrying amounts and fair value of the Bank's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

                                                               2000                         1999
                                                   ---------------------------    -----------------------
                                                     Carrying                      Carrying
                                                      Amount       Fair Value       Amount     Fair Value
                                                   ------------  -------------    ----------  -----------
                                                     (Dollars in thousands)       (Dollars in thousands)
Financial Assets
Cash and cash equivalents                          $   8,903      $   8,903       $   7,486    $   7,486
Loans (net)                                           69,681         71,492          61,437       61,099
Investment securities                                 15,769         15,773          21,225       21,192
Accrued interest receivable                              635            635             647          647

Financial Liabilities
Deposit liabilities                                   86,927         87,405          83,634       83,798
Accrued interest payable                                 354            354             302          302
Short term borrowings                                     58             58              53           53
Securities sold under agreements to repurchase         2,289          2,289           2,070        2,070


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

                        (Notes continued on next page)

NOTE 17 - EARNINGS PER SHARE RECONCILIATION

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                2000            1999
                                                                            -----------      -----------
             Net income (numerator, basic and diluted)                      $ 1,175,950      $ 1,059,150

             Weighted average shares outstanding (denominator)                  766,956          798,542
                                                                            -----------      -----------

             Earnings per common share-basic                                $      1.53      $      1.33
                                                                            ===========      ===========

             Effect of dilutive securities

             Weighted average shares outstanding                            $   766,956      $   798,542
             Effect of stock options                                             18,268           41,499
                                                                            -----------      -----------
             Diluted average shares outstanding (denominator)                   785,224          840,041
                                                                            -----------      -----------

             Earnings per common share - assuming dilution                  $      1.50      $      1.26
                                                                            ===========      ===========

                                   * * * * *