Form 10QSB
period 2001-03-31
HERITAGE BANKSHARES INC /VA
filed 2001-05-04
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                      For the Quarter Ended March 31, 2001


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



Common stock, par value $5.00 per share:775,325 shares outstanding as of 4/23/01

 HERITAGE BANKSHARES, INC.


Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:


                      Consolidated Balance Sheets

                      Consolidated Statements of Income

                      Consolidated Statements of Stockholders' Equity

                      Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                                 March 31,      December 31,      March 31,
                                                                    2001             2000            2000
                                                           -------------------------------------------------
ASSETS
Cash and due from banks                                           $2,837,279       $3,687,811     $4,564,848
Federal funds sold                                                13,102,972        5,214,506        403,498
Securities available for sale                                     12,858,328       12,672,549     15,587,820
Securities held to maturity                                        2,582,345        3,098,932      3,805,889
Loans, net of unearned income and allowance                       71,022,765       69,681,205     66,615,639
Loans held for sale                                                1,079,400          166,779        127,920
Accrued interest receivable                                          632,970          635,222        652,195
Premises and equipment                                             2,397,187        2,288,429      2,345,696
Other real estate owned                                              433,340          433,340        428,500
Other assets                                                       1,259,551        1,331,451      1,350,877
                                                                ------------      -----------    -----------
                                                                $108,206,137      $99,210,224    $95,882,882
                                                                ============      ===========    ===========
LIABILITIES
Non-interest bearing deposits                                     16,190,904       15,866,993     17,638,999
Interest bearing deposits                                         76,940,993       70,595,058     64,931,051
                                                                ------------      -----------    -----------
                                                                  93,131,897       86,462,051     82,570,050
Short-term borrowings                                                 51,935           58,485        875,215
Securities sold under agreements to repurchase                     4,289,080        2,288,919      3,095,206
Accrued interest payable                                             350,461          354,076        299,674
Other liabilities                                                    543,975          607,460        522,614
                                                                ------------      -----------    -----------

                                                                  98,367,348       89,770,991     87,362,759
                                                           -------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 775,325 shares                            3,876,625        3,876,625      3,829,500
Additional paid-in capital                                         (333,721)        (333,721)      (343,207)
Retained earnings                                                  6,175,215        5,877,616      5,186,020
Unrealized gains (losses) on investment securities                  120,670           18,713       (152,190)
                                                                ------------      -----------    -----------
                                                                   9,838,789        9,439,233      8,520,123
                                                           -------------------------------------------------

                                                                $108,206,137      $99,210,224    $95,882,882
                                                                ============      ===========    ===========

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)
                                                            March 31,   December 31,       March 31,
                                                               2001           2000           2000
                                                          ----------------------------------------------
 Interest and fees on loans                                $ 1,629,995     $ 6,292,625   $ 1,454,002
                                                          ----------------------------------------------
 Interest on investment securities:
    Available for sale                                         184,383         875,708       235,146
    Held to maturity                                            44,035         222,794        62,935
                                                          ------------     -----------   -----------
                                                               228,418       1,098,502       298,081
                                                          ----------------------------------------------

 Interest on federal funds sold                                117,668         213,347        23,793
                                                          ----------------------------------------------
       Total interest income                                 1,976,081       7,604,474     1,775,876
                                                          ----------------------------------------------

Interest expense:
 Interest on deposits                                          916,783       3,289,477       733,776
 Interest on short-term borrowings                              32,148         162,162        44,737
                                                          ----------------------------------------------
       Total interest expense                                  948,931       3,451,639       778,513
                                                          ----------------------------------------------

       Net interest income                                   1,027,150       4,152,835       997,363

Provision for loan losses                                            -         123,750        33,750
                                                          ----------------------------------------------

Net interest income after provision for loan losses          1,027,150       4,029,085       963,613


Noninterest income:
 Services charges                                               67,498         265,039        64,780
 Other                                                          86,804         314,201        62,516
                                                          ----------------------------------------------
                                                               154,302         579,240       127,296
                                                          ----------------------------------------------

Noninterest expense:
 Salaries and employee benefits                                417,690       1,625,694       373,277
 Other                                                         133,328         545,389       126,048
 Occupancy expenses                                             56,446         219,956        55,246
 Automated services                                             66,109         230,934        61,507
 Furniture and equipment expense                                44,359         166,458        38,591
 Taxes and licenses                                             27,449          99,413        24,128
 Stationery and supplies                                        16,472          67,661        13,700
                                                          ----------------------------------------------
                                                               761,853       2,955,506       692,497
                                                          ----------------------------------------------

Income before income taxes                                     419,599       1,652,819       398,412

Income tax expense                                             122,000         476,869       121,300

Net income                                                 $   297,599     $ 1,175,950   $   277,112

Earnings per common share - basic                          $      0.38     $      1.53   $      0.36

Earnings per common share - assuming dilution              $      0.35     $      1.50   $      0.35

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
March 31, 2001
(unaudited)
                                                                                                Other
                                             Common Stock       Additional                  Comprehensive
                                       -------------------------  Paid-in      Retained         Income
                                         Shares      Amount       Capital      Earnings         (Loss)           Total
                                       -------------------------------------------------------------------------------------
Balance, December 31, 2000                775,325  $3,876,625   $(333,721)    $5,877,616   $    18,713        $9,439,233
                                                                                                              ----------

Net income for the three months
ended March 31, 2001                                                             297,599                         297,599
                                                                                                                 -------

Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $52,523                                                           101,956           101,956
                                                                                                                 -------

Total comprehensive income                                                                                       399,555

                                       -------------------------------------------------------------------------------------
Balance, March 31, 2001                   775,325  $3,876,625   $(333,721)    $6,175,215   $   120,669        $9,838,788
                                          =======  ==========   =========     ==========   ===========        ==========


Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)                                                      March 31,   December 31,  March 31,
                                                                   2001         2000         2000
                                                        ---------------------------------------------
Operating activities:
 Net income                                                    $  297,599   $ 1,175,950   $  277,112
 Adjustments to reconcile to net cash
  provided by operating activities:
  Provision for loan losses                                             -       123,750       33,750
  Provision for depreciation and amortization                      38,967       150,562       37,305
  Amortization of investment security premiums,
  net of discounts                                                 (5,371)       (7,284)        (848)
  Deferred loan origination fees, net of costs                      3,963         9,314       (5,315)
  Changes in:
  Interest receivable                                               2,252        11,397       (5,576)
  Interest payable                                                 (3,615)       51,800       (2,602)
  Loans held for sale                                            (912,621)     (166,779)    (127,920)
  Other assets                                                     19,401       (89,144)     (15,690)
  Other liabilities                                               (63,484)       44,672      (40,174)
                                                        ---------------------------------------------
   Net cash provided by operating activities                     (622,909)    1,304,238      150,042
                                                        ---------------------------------------------

Investing activities:
 Proceeds from maturities of available-for-sale securities      1,568,350     4,462,619    1,276,016
 Proceeds from maturities, prepayments and calls of
  held-to-maturity securities                                     514,944     1,214,107      508,803
 Purchases of available-for-sale securities                    (1,592,660)            0            0
 Purchases of held-to-maturity securities                               -        (4,300)           0
 Loan originations, net of principal repayments                (1,345,523)   (8,377,245)  (5,207,050)
 Purchases of land, premises and equipment                       (147,724)      (85,467)     (29,478)
                                                        ---------------------------------------------
   Net cash used by investing activities                       (1,002,614)   (2,790,286)  (3,451,709)
                                                        ---------------------------------------------

Financing activities:
 Net increase in demand deposits,
  NOW accounts and savings accounts                             3,217,274       855,244    3,957,885
 Net increase (decrease) in certificates of deposit             3,452,571     1,972,399   (5,022,242)
 Net increase (decrease) in securities sold under
  agreements to repurchase                                      2,000,161       219,109    1,025,396
 Net increase (decrease) in short-term borrowings                  (6,550)        5,440      822,170
 Common stock acquired                                                  -       (61,062)           -
 Net proceeds from exercise of stock options                            -        87,781        1,170
 Cash dividends paid                                                    -      (176,180)           -
   Net cash provided by financing activities                    8,663,456     2,902,731      784,379
                                                        ---------------------------------------------
Increase in cash and cash equivalents                           7,037,934     1,416,683   (2,517,288)
Cash and cash equivalents at beginning of period                8,902,317     7,485,634    7,485,634
                                                        ---------------------------------------------
Cash and cash equivalents at end of period                    $15,940,251   $ 8,902,317   $4,968,346
                                                        ---------------------------------------------

 As shown on the Consolidated Balance Sheets:
  Cash and due from banks                                       2,837,279     3,687,811    4,564,848
  Federal funds sold                                           13,102,972     5,214,506      403,498
                                                        ---------------------------------------------
                                                              $15,940,251   $ 8,902,317   $4,968,346
                                                         ---------------------------------------------
 Cash paid for:
  Interest on deposits and other borrowings                   $   952,546   $ 3,399,839   $  781,115
                                                        ---------------------------------------------
  Income Taxes                                                $   105,000   $   417,040   $        -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), IBV Real Estate Holdings, Inc., Sentinel Title Services Inc. and Sentinel Trust Services, L.L.C. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders and the 2000 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                       Three months ended
                                                             March 31
                                                    --------------------------
                                                        2001         2000
                                                        ----         ----
Net income (numerator, basic and diluted)             $297,599    $277,112
                                                    --------------------------
Weighted average shares outstanding (denominator)      775,325     765,833
                                                    --------------------------
Earnings per common share-basic                          $0.38       $0.36
                                                    --------------------------

Effect of dilutive securities

Weighted average shares outstanding
                                                       775,325     765,833
Effect of stock options                                 67,130      28,593
                                                    --------------------------
Diluted average shares outstanding (denominator)       842,455     794,426


Earnings per common share-assuming dilution              $0.35       $0.35
                                                    --------------------------

Note 3:  Comprehensive Income

   The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                      For The Three Months Ended March 31,
                                           2001                          2000
                                        ----------------------------------------
 Net Income                              $297,599                      $277,112
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax          101,956                      ( 31,459)
                                         --------                       --------
Total Comprehensive Income               $399,555                       $245,563

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary
----------------

     For the three months ended March 31, 2001, net income for Heritage Bankshares, Inc. totaled $298 thousand, a 7.6% over the $277 thousand reported for the same period in 2000. Heritage Bank & Trust earned $300 thousand and net holding company expenses were $2 thousand. Dilutive earnings per common share was $.35 at March 31, 2001 and March 31, 2000.

Net Interest Income
-------------------

     Net interest income for the first three months of 2001 increased 3% to $1.03 million from the $997 thousand reported for the same period in 2000. The increase was primarily attributable to growth in the loan portfolio and to a lesser extent to the increase in overnight investments. Net loans at March 31, 2001 were $71.02 million, up $4.41 million over the March 31, 2000 total of $66.62 million.

Allowance For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at March 31, 2001 and 2000 as a percentage of loans outstanding was 1.44% and 1.52% respectively.

     Net charge-offs during the first three months of 2001 were $16 thousand. During that period in 2000 the Bank's net recoveries were $8 thousand . At March 31, 2001 loans 90 days or more past due and still accruing were $34 thousand compared to March 31, 2000 when such loans were $21 thousand. Non-accruing loans totaled $50 thousand and $77 thousand at March 31, 2001 and 2000, respectively.

Other Income
------------

     During the first three months of 2001 other income totaled $154 thousand, increasing $27 thousand or 21% over the $127 thousand reported in 2000. This increase is chiefly due to an increase in the volume of mortgage loans sold in the secondary market and higher occupancy levels in rental properties owned by the Bank for investment purposes. Fees from mortgage loans sold as of March 31, 2001 totaled $24 thousand compared to $2 thousand for the same period in 2000. Net income from investment properties totaled $10 thousand at March 31, 2001 compared to $4 thousand at March 31, 2000.

Other Expenses
--------------

     For the three months ended March 31, 2001 other expenses totaled $761 thousand, a 10% increase over the $692 thousand reported for the same period in 2000. The increase is primarily attributable to increased salary and benefit expenses. As a percent of average assets, non-interest expenses were 2.98% in the first three months of 2001 compared to 2.91% in the same period of 2000. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at March 31, 2001 and March 31, 2000 was 64% and 62% respectively.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $13 million the Company had invested in federal funds on March 31, 2001. Also, as of March 31, 2001 the Company had $6.8 million in investment securities that mature or re-price within one year. Additionally, $27 million or 37% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities. An interest sensitivity analysis appears below.

Heritage Bankshares, Inc
Interest Sensitivity Analysis
31-Mar-01

                                             (1)           (2)          (3)         (4)        (5)
                                          Within         Over 3    Over 1 Yr   Over 3 Yr
                                       1 through 3      through      through     through    Over
                                          months       12 months       3 yrs      5 yrs     5 yrs      Total
                                      --------------------------------------------------------------------------
Earning assets:
  Federal funds                              $13,103       $     0     $     0     $    0    $     0   $ 13,103
  Investment securities                        2,417         4,336       6,104      1,574        827    $15,258
  Loans                                       20,835         6,199       7,366      8,419     29,243     72,062
Total Earning Assets                         $36,355       $10,535     $13,470     $9,993    $30,070   $100,423

Interest and non-interest bearing liab:

  Commercial DDA                              $6,514            $0      $3,909     $2,606         $0    $13,028
   Personal DDA                                    0             0       1,898        633        633      3,163
  TT&L Note                                       52             0           0          0          0         52
  Savings                                          0             0       3,724      1,241      1,241      6,207
  Money Market                                     0         2,496       2,496          0          0      4,993
  NOW                                              0             0       7,904      2,635      2,635     13,173
  Certificates                                 3,413        34,594      11,429      3,106         25     52,567
   Federal Funds Purchased                         0             0           0          0          0          0
  Repurchase Agreements                        4,289             0           0          0          0      4,289
Total Interest and non interest
  bearing liabilities                        $14,268       $37,090     $31,360    $10,220     $4,534    $97,472


Interest sensitivity gap                      22,087       (26,555)    (17,890)      (227)    25,536      2,951

Cumulative gap                                22,087        (4,469)    (22,359)   (22,586)     2,951

Ratio interest sensitive assets
to interest-sensitive liabilities               2.55          0.28        0.43       0.98       6.63       1.03

Ratio of cumulative gap to
 total earning assets                          21.99%        -4.45%     -22.26%    -22.49%      2.94%

(1) Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

(2)  Presented on an amortized cost basis.

(3) Based on the proposed range of permissible maturities for non-maturity deposits issued by the banking agencies in the Joint Policy Statement (August 2, 1995): Supervisory Policy Statement Concerning a Supervisory Framework of Measuring and Assessing Banks' Interest Rate Risk Exposure

     At March 31, 2001,the ratio of net loans to total deposits was 76% compared to 81% for the same period in 2000. Certificates of deposit over $100,000 were $15.8 million at March 31, 2001 compared to $7.7 million for the same period in 2000. These large denomination certificates of deposit represented 17% of total deposits at March 31, 2001 and 9% at March 31, 2000.

 Capital Resources

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2001, the Company's Tier I capital represented 12.94% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 14.19% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At March 31, 2001, total capital to total assets was 9.44%.

Part II .  Other Information


Item I.  Legal Proceedings

     The Company is subject to claims and other legal actions that arise primarily in the ordinary course of business. Based on presently available information, there are no such claims involving the Company.

Item V.  Other Information

None required

Item VI.  Exhibits and Reports on Form 8-K

a) Exhibits

    None.

b) Reports on Form 8-K

    Changes in Registrant's Certifying Accounts - April 6, 2001

                                   SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Heritage Bankshares, Inc.
                                                  (Registrant)

Date:  April 20, 2001

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