Form 10-Q
period 2001-06-30
HERITAGE BANKSHARES INC /VA
filed 2001-07-30
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
    OF 1934 [No Fee Required]

                       For the Quarter Ended June 30, 2001


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



Common stock, par value $5.00 per share: 773,825 shares outstanding as of 7/24/01

 HERITAGE BANKSHARES, INC.

Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:

                           Consolidated Balance Sheets

                           Consolidated Statements of Income

                           Consolidated Statements of Stockholders' Equity

                           Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)

                                                                    June 30,      December 31,     June 30,
                                                                      2001            2000           2000
                                                                  -------------------------------------------
ASSETS
Cash and due from banks                                          $  3,824,134     $ 3,687,811     $ 3,408,816
Federal funds sold                                                  7,607,202       5,214,506       1,290,457
Securities available for sale                                      16,834,750      12,672,549      14,534,203
Securities held to maturity                                         2,563,378       3,098,932       3,594,417
Loans, net of unearned income and allowance                        71,486,701      69,681,205      69,312,836
Loans held for sale                                                   796,725         166,779         435,000
Accrued interest receivable                                           586,341         635,222         616,682
Premises and equipment                                              2,473,234       2,288,429       2,311,454
Other real estate owned                                               433,340         433,340         433,340
Other assets                                                        1,402,335       1,331,451       1,192,564
                                                                 ------------     -----------     -----------
                                                                 $108,008,140     $99,210,224     $97,129,769
                                                                 ============     ===========     ===========
LIABILITIES
Non-interest bearing deposits                                      16,939,458      15,866,993      16,525,974
Interest bearing deposits                                          76,837,440      70,595,058      68,344,492
                                                                 ------------     -----------     -----------
                                                                   93,776,898      86,462,051      84,870,466
Short-term borrowings                                                  59,018          58,485          50,000
Securities sold under agreements to repurchase                      3,544,612       2,288,919       2,746,878
Accrued interest payable                                              335,963         354,076         287,783
Other liabilities                                                     385,663         607,460         555,232
                                                                 ------------     -----------     -----------
                                                                   98,102,154      89,770,991      88,510,359
                                                                 --------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 773,825 shares                             3,869,125       3,876,625       3,820,000
Additional paid-in capital                                           (333,721)       (333,721)       (343,247)
Retained earnings                                                   6,239,358       5,877,616       5,294,005
Unrealized gains (losses) on investment securities                    131,224          18,713        (151,348)
                                                                 ------------     -----------     -----------
                                                                    9,905,986       9,439,233       8,619,410
                                                                 --------------------------------------------
                                                                 $108,008,140     $99,210,224     $97,129,769
                                                                 ============     ===========     ===========

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)
                                                             Three months ended June 30,       Six months ended June 30,
                                                            -------------------------------  -------------------------------
                                                                  2001            2000             2001            2000
                                                            -------------------------------  -------------------------------
 Interest and fees on loans                                  $ 1,588,929     $ 1,586,411      $ 3,218,924     $ 3,040,413
                                                            -------------------------------  -------------------------------
 Interest on investment securities:
    Available for sale                                           198,586         222,839          382,969         457,985
    Held to maturity                                              42,502          58,482           86,537         121,417
                                                             -----------     -----------      -----------     -----------
                                                                 241,088         281,321          469,506         579,402
                                                            -------------------------------  -----------------------------

 Interest on federal funds sold                                  108,386          31,256          226,054          55,049
                                                            -------------------------------  -------------------------------
       Total interest income                                   1,938,403       1,898,988        3,914,484       3,674,864
                                                            -------------------------------  -------------------------------


Interest expense:
 Interest on deposits                                            927,333         790,160        1,844,116       1,523,936
 Interest on short-term borrowings                                41,952          50,722           74,100          95,459
                                                            -------------------------------  -------------------------------
       Total interest expense                                    969,285         840,882        1,918,216       1,619,395
                                                            -------------------------------  -------------------------------

       Net interest income                                       969,118       1,058,106        1,996,268       2,055,469

Provision for loan losses                                              -          33,750                -          67,500
                                                            -------------------------------  -------------------------------

Net interest income after provision for loan losses              969,118       1,024,356        1,996,268       1,987,969

Noninterest income:
 Services charges                                                 71,819          67,318          139,317         132,098
 Other                                                           107,902          48,455          194,706         110,971
                                                            -------------------------------  -------------------------------
                                                                 179,721         115,773          334,023         243,069
                                                            -------------------------------  -------------------------------

Noninterest expense:
 Salaries and employee benefits                                  422,727         379,454          840,417         752,731
 Other                                                           137,240         140,289          270,568         266,337
 Occupancy expenses                                               54,381          53,256          110,827         108,502
 Automated services                                               60,790          56,863          126,899         118,370
 Furniture and equipment expense                                  43,847          43,856           88,206          82,447
 Taxes and licenses                                               28,679          23,540           56,128          47,668
 Stationery and supplies                                          17,712          18,356           34,184          32,056
                                                            -------------------------------  -------------------------------
                                                                 765,376         715,614        1,527,229       1,408,111
                                                            -------------------------------  -------------------------------

Income before income taxes                                       383,463         424,515          803,062         822,927

Income tax expense                                               108,000         129,600          230,000         250,900

Net income                                                   $   275,463     $   294,915      $   573,062     $   572,027

Earnings per common share - basic                            $      0.36     $      0.39      $      0.74     $      0.75

Earnings per common share - assuming dilution                $      0.34     $      0.38      $      0.72     $      0.74

Dividends per share                                          $      0.26     $      0.23      $      0.26     $      0.23

                                                              4

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
June 30, 2001
(unaudited)


                                             Common Stock        Additional                       Comprehensive
                                       --------------------------  Paid-in        Retained            Income
                                         Shares      Amount        Capital        Earnings            (Loss)      Total
                                       ------------------------------------------------------------------------------------
Balance, December 31, 2000               775,325  $ 3,876,625    $(333,721)      $5,877,616           $18,713   $9,439,233
                                                                                                                ----------
Net income for the six months
ended June 30, 2001                                                                 573,062                        573,062
                                                                                                                   -------
Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $57,960                                                                  112,511      112,511
                                                                                                                   -------
Total comprehensive income                                                                                         685,573

Common stock reacquired                   (1,500)      (7,500)                      (10,125)                       (17,625)

Less: Dividends paid in 2001                                                       (201,195)                      (201,195)
                                       ------------------------------------------------------------------------------------
Balance, June 30, 2001                   773,825  $ 3,869,125    $(333,721)     $ 6,239,358          $131,224   $9,905,986
                                         =======  ===========    ==========     ===========          ========   ==========

Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)
                                                                June 30,      December 31,     June 30,
                                                                  2001            2000           2000
                                                         ------------------------------------------------
Operating activities:
 Net income                                                   $   573,062    $ 1,175,950    $   572,027
 Adjustments to reconcile to net cash
  provided by operating activities:
 Provision for loan losses                                              -        123,750         67,500
 Provision for depreciation and amortization                       79,424        150,562         74,748
 Amortization of investment security premiums,
  net of discounts                                                   (634)        (7,284)        (2,661)
 Deferred loan origination fees, net of costs                      (1,564)         9,314          1,678
 Changes in:
  Interest receivable                                              48,881         11,397         29,937
  Interest payable                                                (18,113)        51,800        (14,493)
  Loans held for sale                                            (629,946)      (166,779)      (435,000)
  Other assets                                                   (128,843)       (89,144)       137,349
  Other liabilities                                              (221,797)        44,672         (7,556)
                                                         ------------------------------------------------
   Net cash provided by operating activities                     (299,530)     1,304,238        423,529
                                                         ------------------------------------------------

Investing activities:
 Proceeds from maturities of available-for-sale
  securities                                                    3,644,986      4,462,619      2,335,321
 Proceeds from maturities, prepayments and calls of
  held-to-maturity securities                                     531,795      1,214,107        721,976
 Purchases of available-for-sale securities                    (7,632,323)             -              -
 Purchases of held-to-maturity securities                               -         (4,300)        (4,300)
 Loan originations, net of principal repayments                (1,803,933)    (8,377,245)    (7,944,990)
 Purchases of land, premises and equipment                       (264,229)       (85,467)       (32,678)
                                                         ------------------------------------------------
   Net cash used by investing activities                       (5,523,703)    (2,790,286)    (4,924,671)
                                                         ------------------------------------------------
Financing activities:
 Net increase (decrease)in demand deposits,
  NOW accounts and savings accounts                             2,570,166        855,244      1,200,347
 Net increase (decrease) in certificates of deposit             4,744,681      1,972,399         35,711
 Net increase (decrease) in securities sold under
  agreements to repurchase                                      1,255,693        219,109        677,068
 Net increase (decrease) in short-term borrowings                     533          5,440        (3,045)
 Common stock acquired                                            (17,625)       (61,062)       (20,750)
 Net proceeds from exercise of stock options                            -         87,781          1,630
 Cash dividends paid                                             (201,195)      (176,180)      (176,180)
                                                         ------------------------------------------------
   Net cash provided by financing activities                    8,352,253      2,902,731      1,714,781
                                                         ------------------------------------------------

Increase in cash and cash equivalents                           2,529,019      1,416,683     (2,786,361)
Cash and cash equivalents at beginning of period                8,902,317      7,485,634      7,485,634
                                                         ------------------------------------------------
Cash and cash equivalents at end of period                    $11,431,336    $ 8,902,317    $ 4,699,273
                                                         ------------------------------------------------
 As shown on the Consolidated Balance Sheets:
  Cash and due from banks                                       3,824,134      3,687,811      3,408,816
  Federal funds sold                                            7,607,202      5,214,506      1,290,457
                                                         ------------------------------------------------
                                                              $11,431,336    $ 8,902,317    $ 4,699,273
                                                         ------------------------------------------------

 Supplemental  Information
 Cash paid for:
  Interest on deposits and other borrowings                   $ 1,936,329    $ 3,399,839    $ 1,633,888
                                                         ------------------------------------------------
  Income Taxes                                                $   395,000    $   417,040    $    89,895

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

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                               Three months ended           Six months ended
                                                                     June 30,                    June 30,
                                                                2001         2000           2001         2000
                                                                ----         ----           ----         ----
Net income (numerator, basic and diluted)                     $275,463     $294,915       $573,062     $572,027
Weighted average shares outstanding (denominator)              774,325      765,333        774,825      766,550
                                                             ---------    ---------      ---------    ---------
Earnings per common share-basic                               $   0.36     $   0.39       $   0.74     $   0.75

Effect of dilutive securities
Weighted average shares outstanding                            775,325      765,333        774,825      765,471
Effect of stock options                                         27,161        5,808         17,675       12,627
                                                             ---------    ---------      ---------    ---------
Diluted average shares outstanding (denominator)               802,486      771,141        792,500      778,098
Earnings per common share-assuming dilution                   $   0.34     $   0.38       $   0.72     $   0.74


Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                          For The Six months Ended June 30,
                                                 2001                 2000
                                           -------------------------------------
 Net Income                                    $573,062             $572,027
 Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                112,511             ( 30,707)
                                               --------             --------
Total Comprehensive Income                     $685,573             $541,320

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Earnings Summary
----------------

     For the six months ended June 30, 2001, net income for Heritage Bankshares, Inc. totaled $573 thousand, slightly over the $572 thousand reported for the same period in 2000. Heritage Bank & Trust earned $586 thousand and net holding company expenses were $13 thousand. Dilutive earnings per common share was $.72 at June 30, 2001 and $.74 June 30, 2000.

Net Interest Income
-------------------

     Net interest income for the first six months of 2001 decreased 2.88% to $2.00 million from the $2.06 million reported for the same period in 2000. The decrease is attributable to the combined effect of a falling interest rate environment and growth in the Bank's interest earning deposit accounts. Net loans grew 3.14% to $71.49 million compared to $69.30 million at June 30, 2000. Investments grew 7.00% from $18.13 million at June 30, 2000 to $19.40 million at period end. Federal Funds sold were $7.61 million, up $6.32 million over the $1.29 million reported for the same period last year. Interest bearing deposit accounts increased $8.91 million from $84.87 million at June 30, 2000 to $93.78 million at June 30, 2001. Growth in the large certificates of deposit was the primary component of the interest bearing deposit growth. See "Interest Rate Sensitivity and Liquidity".

Allowance For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at June 30, 2001 and 2000 as a percentage of loans outstanding was 1.42% and 1.40% respectively.

     Net charge-offs during the first six months of 2001 were $24 thousand. During the same period in 2000 the Bank's net recoveries were $7 thousand. At June 30, 2001 loans 90 days or more past due and still accruing and loans on non-accrual status were $180 thousand compared to June 30, 2000 when such loans were $87 thousand.

Other Income
------------

     During the first six months of 2001 other income totaled $334 thousand, increasing $91 thousand or 37% over the $243 thousand reported in 2000. This increase is chiefly due to an increase in the volume of mortgage loans sold in the secondary market and higher occupancy levels in rental properties owned by the Bank for investment purposes. Fees from mortgage loans sold as of June 30, 2001 totaled $59 thousand compared to $12 thousand for the same period in 2000. Net income from investment properties totaled $22 thousand at June 30, 2001 a 100% increase compared to at June 30, 2000

Other Expenses
--------------

     For the six months ended June 30, 2001 other expenses totaled $1.53 million, an 8.46% increase over the $1.41 million reported for the same period in 2000. The increase is primarily attributable to increased salary and benefit expenses. As a percent of average assets, non-interest expenses were 2.92% in the first six months of 2001 compared to 2.91% in the same period of 2000. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at June 30, 2001 and June 30, 2000 was 66% and 61% respectively.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $7.61 million the Company had invested in federal funds on June 30, 2001. Also, as of June 30, 2001 the Company had $8.66 million in investment securities that mature or re-price within one year. Additionally, $28.11 million or 39% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities. At June 30, 2001,the ratio of net loans to total deposits was 77% compared to 82% for the same period in 2000. Certificates of deposit over $100,000 were $17.83 million at June 30, 2001 compared to $12.14 million for the same period in 2000. These large denomination certificates of deposit represented 19% of total deposits at June 30, 2001 and 14% at June 30, 2000.

At June 30, 2001 the interest sensitivity gap was negative with the amount of interest rate sensitive liabilities exceeding the amount of interest rate sensitive assets for the period ending June 30, 2002. An interest sensitivity analysis appears below:

Heritage Bankshares, Inc
Interest Sensitivity Analysis
30-Jun-01

                                                (1)            (2)          (3)        (4)        (5)
                                              Within         Over 3      Over 1 Yr  Over 3 Yr
                                            1 through 3      through      through    through     Over
                                              months        12 months      3 yrs       5 yrs     5 yrs     Total
                                      ---------------------------------------------------------------------------
Earning assets:                                $7,607        $     -    $     -      $    -    $     -   $ 7,607
  Investment securities                         1,850          6,809      8,639       1,074        827   $19,199
  Loans                                        19,904          8,210      8,509       7,531     28,363    72,517
Total Earning Assets                          $29,361        $15,019    $17,148      $8,605    $29,190   $99,323

Interest and non-interest bearing liab:

  Commercial DDA                               $6,918        $     -     $4,151      $2,767    $     -   $13,836
  Personal DDA                                      -              -      1,862         621        621     3,104
  TT&L Note                                        59              -          -           -          -        59
  Savings                                           -              -      3,791       1,264      1,264     6,318
  Money Market                                      -          2,466      2,466           -          -     4,931
  NOW                                               -              -      7,037       2,346      2,346    11,728
  Certificates                                 11,758         27,214     12,103       2,760         25    53,860
   Federal Funds Purchased                          -              -          -           -          -         -
  Repurchase Agreements                         3,545              -          -           -          -     3,545
Total Interest and non interest
  bearing liabilities                         $22,279        $29,680    $31,409      $9,757     $4,255   $97,381


Interest sensitivity gap                        7,082        (14,661)   (14,261)     (1,152)    24,935     1,943

Cumulative gap                                  7,082         (7,579)   (21,840)    (22,992)     1,943

Ratio interest sensitive assets
to interest-sensitive liabilities                1.32           0.51       0.55        0.88       6.86      1.02

Ratio of cumulative gap to
 total earning assets                            7.13%         -7.63%    -21.99%     -23.15%      1.96%

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2001, the Company's Tier I capital represented 13.08% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 14.33 of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At June 30, 2001, total capital to total assets was 9.34%.

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

Date:  July 24, 2001

                                          BY:/s/ Robert J. Keogh
                                             ---------------------------
                                             Robert J. Keogh
                                             President & CEO

                                          BY:/s/ Catherine P. Jackson
                                             ---------------------------
                                             Catherine P. Jackson
                                             Chief Operating Officer