Form 10QSB
period 2001-09-30
HERITAGE BANKSHARES INC /VA
filed 2001-11-02
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934 [No Fee Required]

                    For the Quarter Ended September 30, 2001


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



Common stock, par value $5.00 per share: 773,825 shares outstanding as of 10/24/01

 HERITAGE BANKSHARES, INC.

Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:

                  Consolidated Balance Sheets

                  Consolidated Statements of Income

                  Consolidated Statements of Stockholders' Equity

                  Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                              September 30,       December 31,        September 30,
                                                                   2001              2000                  2000
                                                             ------------------------------------------------------
ASSETS
Cash and due from banks                                      $   6,163,635       $   3,687,811        $   2,997,214
Federal funds sold                                               1,834,845           5,214,506            4,776,890
Securities available for sale                                   14,395,201          12,672,549           14,334,797
Securities held to maturity                                      3,604,932           3,098,932            3,111,832
Loans, net of unearned income and allowance                     76,840,616          69,681,205           67,264,063
Loans held for sale                                                713,278             166,779                    0
Accrued interest receivable                                        720,073             635,222              634,571
Premises and equipment                                           2,453,243           2,288,429            2,293,789
Other real estate owned                                            433,340             433,340              433,340
Other assets                                                     1,317,780           1,331,451            1,414,138
                                                             -------------       -------------        -------------
                                                             $ 108,476,943       $  99,210,224        $  97,260,634
                                                             =============       =============        =============

LIABILITIES
Non-interest bearing deposits                                   18,215,405          15,866,993           15,019,732
Interest bearing deposits                                       76,172,333          70,595,058           69,446,789
                                                             -------------       -------------        -------------
                                                                94,387,738          86,462,051           84,466,521

Short-term borrowings                                               50,710              58,485               52,321
Securities sold under agreements to repurchase                   3,012,595           2,288,919            2,783,858
Accrued interest payable                                           363,608             354,076              363,190
Other liabilities                                                  316,967             607,460              627,016
                                                             -------------       -------------        -------------

                                                                98,131,618          89,770,991           88,292,906
                                                             ------------------------------------------------------


STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 765,900 shares                          3,869,125           3,876,625            3,807,500
Additional paid-in capital                                        (333,721)           (333,721)            (342,397)
Retained earnings                                                6,549,990           5,877,616            5,584,763
Unrealized gains (losses) on investment securities                 259,931              18,713              (79,138)
                                                             -------------       -------------        -------------
                                                                10,345,325           9,439,233            8,970,728
                                                             ------------------------------------------------------

                                                             $ 108,476,943       $  99,210,224        $  97,263,634
                                                             =============       =============        =============

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)
                                                         Three months ended       Nine months ended
                                                            September 30,            September 30,
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      -----------------------   -----------------------
 Interest and fees on loans                           $1,645,087   $1,624,201   $4,864,011   $4,664,614
                                                      -----------------------   -----------------------
 Interest on investment securities:
    Available for sale                                   231,466      214,495      614,435      672,480
    Held to maturity                                      33,925       51,792      120,462      173,127
                                                      ----------   ----------   ----------   ----------
                                                         265,391      266,287      734,898      845,607
                                                      -----------------------   -----------------------


 Interest on federal funds sold                           54,162       55,322      280,216      110,371
                                                      -----------------------   -----------------------
       Total interest income                           1,964,640    1,945,810    5,879,125    5,620,592
                                                      -----------------------   -----------------------

Interest expense:
 Interest on deposits                                    872,935      856,931    2,717,051    2,380,867
 Interest on short-term borrowings                        36,632       32,478      110,732      127,937
                                                      -----------------------   -----------------------

       Total interest expense                            909,567      889,409    2,827,783    2,508,804
                                                      -----------------------   -----------------------

       Net interest income                             1,055,073    1,056,401    3,051,342    3,111,788

Provision for loan losses                                 19,000       33,750       19,000      101,250
                                                      -----------------------   -----------------------


Net interest income after provision for loan losses    1,036,073    1,022,651    3,032,342    3,010,538

Noninterest income:
 Services charges                                         76,732       64,431      216,049      196,529
 Other                                                   104,480       91,080      299,186      202,051
                                                      -----------------------   -----------------------
                                                         181,212      155,511      515,235      398,580
                                                      -----------------------   -----------------------


Noninterest expense:
 Salaries and employee benefits                          427,203      402,201    1,267,620    1,154,932
 Other                                                   126,072      133,100      396,640      399,437
 Occupancy expenses                                       59,921       56,277      170,748      164,779
 Automated services                                       63,596       55,212      190,495      173,582
 Furniture and equipment expense                          49,889       41,240      138,095      123,687
 Taxes and licenses                                       28,868       26,036       84,996       73,704
 Stationery and supplies                                  21,105       18,331       55,289       50,387
                                                      -----------------------   -----------------------
                                                         776,654      732,397    2,303,883    2,140,508
                                                      -----------------------   -----------------------

Income before income taxes                               440,631      445,765    1,268,610    1,243,694

Income tax expense                                       130,000      137,800      360,000      388,700

Net income                                            $  310,631   $  307,965   $  883,694   $  879,910

Earnings per common share - basic                     $     0.40   $     0.40   $     1.14   $     1.15

Earnings per common share - assuming dilution         $     0.38   $     0.40   $     1.10   $     1.15

Dividends per share                                   $       --   $       --   $     0.26   $     0.23

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
September 30, 2001
(unaudited)

                                                                                                     Other
                                             Common Stock       Additional                       Comprehensive
                                       -------------------------  Paid-in        Retained            Income
                                         Shares      Amount       Capital        Earnings            (Loss)         Total
                                       --------------------------------------------------------------------------------------
Balance, December 31, 2000                775,325 $ 3,876,625   $(333,721)      $5,877,616           $18,713      $9,439,233
                                                                                                                  ----------
Net income for the nine months
ended September 30, 2001                                                           883,694                          883,694
                                                                                                                    -------
Net changes in unrealized gain
 on securities available-for-sale, net
 of deferred income taxes of $57,960                                                                 241,218        241,218
                                                                                                                    -------

Total comprehensive income                                                                                         1,124,912

Common stock reacquired                    (1,500)     (7,500)                     (10,125)                          (17,625)

Less: Dividends paid in 2001                                                      (201,195)                         (201,195)

                                       --------------------------------------------------------------------------------------
Balance, September 30, 2001               773,825  $3,869,125    $(333,721)     $ 6,549,990        $ 259,931    $ 10,345,325
                                          =======  ==========    =========      ===========        =========    ============

Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)
                                                                          September 30,      December 31,       September 30,
                                                                              2001               2000                2000
                                                                          ---------------------------------------------------
Operating activities:
 Net income                                                               $   883,694         $ 1,175,950         $   879,910
 Adjustments to reconcile to net cash
  provided by operating activities:
  Provision for loan losses                                                    19,000             123,750             101,250
  Provision for depreciation and amortization                                 121,204             150,562             112,294
  Amortization of investment security premiums,
   net of discounts                                                             9,764              (7,284)             (4,878)
  Deferred loan origination fees, net of costs                                 15,495               9,314               5,134
  Changes in:
   Interest receivable                                                        (84,851)             11,397              12,048
   Interest payable                                                             9,532              51,800              60,914
   Loans held for sale                                                       (546,499)           (166,779)                  0
   Other assets                                                              (110,593)            (89,144)           (124,422)
   Other liabilities                                                         (290,493)             44,672              64,228
                                                                          ---------------------------------------------------
   Net cash provided by operating activities                                   26,253           1,304,238           1,106,477
                                                                          ---------------------------------------------------

Investing activities:
 Proceeds from maturities of available-for-sale securities                  5,217,265           4,462,619           2,648,287
 Proceeds from maturities, prepayments and calls of
  held-to-maturity securities                                                 542,125           1,214,107           1,202,626
 Purchases of available-for-sale securities                                (7,632,323)                 --                  --
 Purchases of held-to-maturity securities                                          --              (4,300)             (4,300)
 Loan originations, net of principal repayments                            (7,193,906)         (8,377,245)         (5,933,423)
 Purchases of land, premises and equipment                                   (286,018)            (85,467)            (52,560)
                                                                          ---------------------------------------------------
   Net cash used by investing activities                                   (9,352,858)         (2,790,286)         (2,139,370)
                                                                          ---------------------------------------------------

Financing activities:
 Net increase (decrease) in demand deposits, NOW and savings accounts       4,626,556             855,244            (736,503)
 Net increase in certificates of deposit                                    3,299,131           1,972,399           1,568,617
 Net increase  in securities sold under
  agreements to repurchase                                                    723,676             219,109             714,048
 Net increase (decrease) in short-term borrowings                              (7,775)              5,440                (724)
 Common stock acquired                                                        (17,625)            (61,062)            (55,375)
 Net proceeds from exercise of stock options                                       --              87,781               7,480
 Cash dividends paid                                                         (201,195)           (176,180)           (176,180)
   Net cash provided by financing activities                                8,422,768           2,902,731           1,321,363
                                                                          ---------------------------------------------------

Increase in cash and cash equivalents                                        (903,837)          1,416,683             288,470
Cash and cash equivalents at beginning of period                            8,902,317           7,485,634           7,485,634
                                                                          ---------------------------------------------------
Cash and cash equivalents at end of period                                $ 7,998,480         $ 8,902,317         $ 7,774,104
                                                                          ---------------------------------------------------

 As shown on the Consolidated Balance Sheets:
  Cash and due from banks                                                   6,163,635           3,687,811           2,997,214
  Federal funds sold                                                        1,834,845           5,214,506           4,776,890
                                                                          ---------------------------------------------------
                                                                          $ 7,998,480         $ 8,902,317         $ 7,774,104
                                                                          ---------------------------------------------------
  Cash paid for:
  Interest on deposits and other borrowings                               $ 2,818,251         $ 3,399,839         $ 1,558,481
                                                                          ---------------------------------------------------
  Income Taxes                                                            $   515,000         $   417,040         $   194,245


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

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                Three months ended       Nine months ended
                                                                  September 30,              September 30,
                                                               2001         2000           2001         2000
                                                               ----         ----           ----         ----
Net income (numerator, basic and diluted)                    $310,632     $307,965       $883,694     $879,910
Weighted average shares outstanding (denominator)             773,825      761,000        774,492      764,033
                                                             --------     --------       --------     --------
Earnings per common share-basic                              $   0.40     $   0.40       $   1.14     $   1.15

Effect of dilutive securities
Weighted average shares outstanding                            773,825      761,000        774,492      764,033
Effect of stock options                                         37,161       14,815         25,852        3,465
                                                             --------     --------       --------     --------
Diluted average shares outstanding (denominator)               810,986      775,815        800,344      767,499
Earnings per common share-assuming dilution                  $    0.38    $    0.40      $    1.10    $    1.15

Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                     For The Nine months Ended September 30,
                                               2001                  2000
                                         --------------------------------------
 Net Income                                $  883,691              $879,910
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax              241,218                21,380
                                           ----------              --------
Total Comprehensive Income                 $1,124,909              $901,440

 Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Earnings Summary
----------------

     For the nine months  ended  September  30,  2001,  net income for  Heritage
Bankshares, Inc. totaled $884 thousand, slightly ahead of the $880 thousand reported for the same period in 2000. Heritage Bank & Trust earned $896 thousand and net holding company expenses were $12 thousand. Dilutive earnings per common share was $1.10 at September 30, 2001 and $1.15 September 30, 2000.

Net Interest Income
-------------------

     Several decreases in key interest rates by the Federal Reserve Bank during the nine-month period attributed to the decline in net interest income reported as compared to September 30, 2000. Net interest income for the first nine months of 2001 decreased 2% to $3.05 million from the $3.11 million reported for the same period in 2000. The effect of the falling interest rate environment was partially offset by increased volume in the loan portfolio. Net loans grew $9.58 million, up 14.24% to $76.84 million compared to $67.26 million at September 30, 2000. Federal funds sold decreased 62% to $1.83 million compared to the $4.78 million reported for the same period last year. Investment securities increased slightly from $17.45 million to $18.00 million at the period's end. Interest bearing deposits grew 9.68% to $76.17 million and non-interest bearing deposits grew 21% from $15.02 million at September 30, 2000 to $18.22 million at September 30, 2001.

Allowance For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at September 30, 2001 and 2000 as a percentage of loans outstanding was 1.32% and 1.52% respectively.

     Net charge-offs during the first nine months of 2001 were $43 thousand. During the same period in 2000 the Bank's net recoveries were $27 thousand. At September 30, 2001 loans 90 days or more past due and still accruing and loans on non-accrual status were $99 thousand compared to September 30, 2000 when such loans were $166 thousand.

Other Income
------------

     During the first nine months of 2001 other income totaled $515 thousand increasing 29% over the $399 thousand reported in 2000. This positive trend is largely due to increased revenue generated from the Bank's mortgage loan division. Fees from mortgage loans sold as of September 30, 2001 totaled $96 thousand compared to $49 thousand for the same period last year. Net income from the Bank's investment properties totaled $27 thousand at September 30, 2001 compared to $4 thousand at September 30, 2000. An increase in the number of deposit accounts caused the 10% rise in deposit account service fees which totaled $216 thousand at September 30, 2001 compared to $196 thousand at September 30, 2001.

Other Expenses
--------------

     For the nine months ended September 30, 2001 other expenses totaled $2.30 million, an 8% increase over the $2.14 million reported for the same period in 2000. The increase is primarily attributable to salary and benefit expenses. As a percent of average assets, non-interest expenses were unchanged at 3% in the first nine months of 2001 compared to the same period of 2000. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at September 30, 2001 and September 30, 2000 was 65% and 61% respectively.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $1.83 million the Company had invested in federal funds on September 30, 2001. Also, as of September 30, 2001 the Company had $8.51 million in investment securities that mature or re-price within one year. Additionally, $31.52 million or 30% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities. At September 30, 2001,the ratio of net loans to total deposits was 81% compared to 80% for the same period in 2000.

At September 30, 2001 the interest sensitivity gap was negative with the amount of interest rate sensitive liabilities exceeding the amount of interest rate sensitive assets for the period ending September 30, 2002. An interest sensitivity analysis appears below:

Heritage Bankshares, Inc
Interest Sensitivity Analysis
30-Sep-01
                                            Within         Over 3     Over 1 Yr  Over 3 Yr
                                          1 through 3      through     through    through     Over
                                             months       12 months     3 yrs      5 yrs      5 yrs     Total
                                      -------------------------------------------------------------------------
Earning assets: (1)
  Federal funds                              $ 1,835       $     0     $     0    $     0    $     0   $ 1,835
  Investment securities (2)                    3,685         4,826       7,199      1,263        633   $17,606
  Loans                                       23,433         8,137       8,919     12,111     25,272    77,872
                                      -------------------------------------------------------------------------
Total Earning Assets                         $28,953       $12,963     $16,118    $13,374    $25,905   $97,313

Interest and non-interest bearing liab:

  Commercial DDA (3)                          $7,451            $0      $4,471     $2,980         $0   $14,902
  Personal DDA(3)                                  0             0       1,988        663        663     3,314
  TT&L Note(3)                                    51             0           0          0          0        51
  Savings(3)                                       0             0       3,424      1,141      1,141     5,707
  Money Market(3)                                  0         2,876       2,876          0          0     5,752
  NOW(3)                                           0             0       7,379      2,460      2,460    12,299
  Certificates                                15,523        23,897      10,242      2,727         25    52,414
   Federal Funds Purchased                         0             0           0          0          0         0
  Repurchase Agreements                        3,013             0           0          0          0     3,013
                                      -------------------------------------------------------------------------
Total Interest and non interest
  bearing liabilities                        $26,037       $26,773     $30,380     $9,971     $4,289   $97,451
                                      -------------------------------------------------------------------------


Interest sensitivity gap                       2,916      (13,810)    (14,262)      3,403     21,616     (138)
                                      -------------------------------------------------------------------------

Cumulative gap                                 2,916      (10,894)    (25,157)   (21,754)      (138)
                                      -------------------------------------------------------------------------

Ratio interest sensitive assets
to interest-sensitive liabilities               1.11          0.48        0.53       1.34       6.04      1.00
                                      -------------------------------------------------------------------------

Ratio of cumulative gap to
 total earning assets                          3.00%       -11.20%     -25.85%    -22.35%     -0.14%
                                      -------------------------------------------------------------------------

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2001, the Company's Tier I capital represented 12.39% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.64% of risk- weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At September 30, 2001, total capital to total assets was 9.52%.

Part II.  Other Information

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

                                               Heritage Bankshares, Inc.
                                                     (Registrant)

Date:  October 25, 2001

                                        BY: /s/ Robert J. Keogh
                                           -------------------------------------
                                           Robert J. Keogh
                                           President & CEO

                                        BY: /s/ Catherine P. Jackson
                                           -------------------------------------
                                           Catherine P. Jackson
                                           Chief Operating Officer