Form 10KSB40
period 2001-12-31
HERITAGE BANKSHARES INC /VA
filed 2002-03-29
CIK 719731

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                            For the fiscal  year ended  December
31, 2001 Commission File No. 0-11255

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

                  Yes X                                       NO_
                      -


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB of any amendment to this Form 10-KSB. [x]


State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2002: $9,717,847
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 20, 2002: Common Stock, $5 Par Value - 779,975

*In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $15.40 per share and voting stock held by non-affiliates of the registrant March 20, 2002 of 631,029.

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

Part I

Item 1.  BUSINESS

General

         Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly owned banking subsidiary. The total consolidated assets of the Company on December 31, 2001 were $116.6 million.

The Bank

         Heritage Bank & Trust, a state banking corporation, is engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2001, the Bank had assets of $116.49 million, with total loans of $79.77 million and deposits of $100.27 million.

IBV Real Estate Holding, Inc.

         IBV Real Estate Holdings, Inc., is a corporation formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. Currently, IBV Real Estate Holdings, Inc. owns a 1% interest in IBV Partners, LP, a Virginia limited partnership formed in December 1986. IBV Real Estate Holdings, Inc., serves as the sole general partner of the partnership. The partnership's sole asset is a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia. Heritage Bank & Trust is a tenant in the property.

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

Competition

         The banking business in the cities of Norfolk and Chesapeake, as well as all of the Hampton Roads area is highly competitive. The Bank encounters competition from major commercial banking institutions, local banks, money market and mutual funds, small loan companies, credit unions, brokerage firms and other financial institutions. Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Virginia law permit interstate banking. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Virginia may occur.

Employees

         The Company and the Bank have 46 employees. Of this total, 40 are full-time and 6 are part-time. Management considers its employee relations to be excellent.

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

Legislation

         Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to combine regulatory agencies, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the OTC Bulletin Board under the symbol HBKS.ob. At March 20, 2002, there are 1,048 record holders of the 779,975 outstanding shares of common stock. As of March 20, 2002, the most recent sales price of common stock known to the Company is $15.40 per share.

         The following table sets forth the trading range for the common stock by calendar quarters for the past two years.

Calendar Quarter

                           HIGH         LOW
2001
Fourth Quarter           $15.00       $14.10
Third Quarter             15.10        14.00
Second Quarter            15.00        11.03
First Quarter             11.75        10.63

2000
Fourth Quarter           $11.38       $10.50
Third Quarter             11.88         9.75
Second Quarter            10.38         9.50
First Quarter             13.63         9.00


         The Company's Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company's principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.26 and $.23 per share in 2001 and 2000, respectively. These dividends represented a dividend payout ratio of 17% in 2001 and 15% in 2000. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW:

         Heritage Bankshares, Inc. (the "Company"), recorded net income in 2001 of $1.21 million, $39 thousand ahead of the $1.18 million reported in 2000. That earnings level represents a return on average assets of 1.12% and 1.23% at December 31, 2001 and December 31, 2000, respectively. The return on average equity was 12.05% at December 31, 2001 compared to 12.30% at December 31, 2000. On a diluted per share basis, net income for 2001 was $1.51 compared to the $1.50 earned in 2000.

         The Company's principal source of revenue is net interest income, the amount by which interest income exceeds interest expense. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. Tax-equivalent net interest income decreased $9 thousand from 2000. The net interest yield margin for 2001 was 4.24% compared with 4.67% in 2000. Despite a 13% increase in gross loans, the falling interest rate environment negatively impacted the net interest margin. Conversely, the falling rate environment positively impacted the net interest margin by reducing costs for the Company's interest bearing liabilities. The average yield on interest earning assets decreased from 8.48% to 7.89% while the average yield on interest bearing liabilities decreased from 4.81% to 4.55%. Average earning assets grew $8.95 million or 9.87% while average interest bearing liabilities grew $7.98 million or 11.12%.

         The provision for loan losses is charged to operations in an amount sufficient to maintain the allowance for loan losses at a level management considers adequate to provide for future losses inherent in the loan portfolio. Loans are charged against this allowance when management perceives the collection of the loan is unlikely. The level of the allowance is based on management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service area. The 2001 provision for loan losses was $34 thousand compared to the 2000 provision of $124 thousand. The allowance for loan losses of $1.09 million at year-end 2001 and $1.06 million in 2000 reflect an allowance to year-end loans ratio of 1.36% and 1.49%, respectively.

         Noninterest income is largely derived from fee-based services and mortgage banking activities. Total noninterest income increased $136 thousand to $715 thousand. Fees related to mortgage banking activities increased $81 thousand reaching $144 thousand in 2001 compared to $63 thousand in 2000. Net income from the Bank's investment properties increased $25 thousand to $38 thousand due to higher occupancy levels. Deposit account fees increased $27 thousand from $265 thousand at year-end 2000 to $292 thousand at year-end 2001.

         Noninterest expense totaled $3.09 million for 2001, compared with $2.96 million in 2000. The ratio of noninterest expense to average assets was 2.86% compared to the 3.03% reported in 2000. This ratio reflects the Company's successful management of overhead and other related expenses.

         Total loans at December 31, 2001 were $79.8 million compared with $70.7 million at December 31, 2000. The increase is attributable to an $8.09 million or 16% increase in the real estate loan portfolio.

         Deposits increased $13.45 million or 15.70% to $100.04 million compared to $86.4 million at December 31, 2000. Noninterest bearing deposits increased $4.08 million to $19.95 million compared to $15.87 million at December 31, 2000. Interest bearing deposits grew to $9.50 million to $80.09 million from $70.60 million at December 31, 2000.

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

Table 1:  Selected Liquidity Statistics
For the year ended December 31,

                                                    2001               2000
                                                    (Dollars in thousands)

Available short-term assets (1)                $     18,879          $ 14,161
Certificates of deposit $100,000 and over            18,390            14,241
                                            ---------------------------------
Net available short-term assets                        $489              ($80)
                                            ---------------------------------
Ratio of available short-term assets to
certificates $100,000 and over                          103%               99%

Ratio of loans to deposits                               80%               82%

Ratio of certificates $100,000 and over to
   total assets                                          16%               14%

(1) As of December 31, 2001, available short-term assets include cash of $5,942,000, federal funds sold of $9,181,000, held-to-maturity and available-for-sale securities maturing within one year of $493,000 and $3,263,000, respectively. As of December 31, 2000, available short-term assets include cash of $3,688,000, federal funds sold of $5,215,000, held-to-maturity and available-for-sale securities maturing within one year of $1,252,000 and $4,006,000, respectively.

         The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 2001, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $15.12 million. The Company's cash and cash equivalents increased $6.22 million from $8.90 million at December 31, 2000.

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

CAPITAL:

         Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

         Stockholders' equity at December 31, 2001 was $10.66 million compared to $9.44 million at the end of 2000. Book value per share increased from $12.17 at December 31, 2000 to $13.71 at December 31, 2001.

         The following table provides information on the Company's risk-based, leverage and capital ratios at December 31, 2001 and 2000.

Table 2: Capital Ratios
For the year ended December 31,

                                                   2001                 2000
                                                  (Dollars in thousands)

Risk-based capital:
Tier I Capital
   Stockholders' equity                          $10,445               $9,421
Tier II Capital
    Allowance for loan losses (limited)            1,068                  931
                                                   -----                  ---
Total                                            $11,513              $10,352
                                                 =======              =======

Risk adjusted assets                             $85,392              $74,361

Risk-based capital ratios:
   Tier I                                          12.23%               12.67%
   Total                                           13.48%               13.92%

Leverage ratio                                      9.67%                9.65%
Primary capital ratio                               9.80%               10.47%

RATE SENSITIVITY:

         An important element of earnings performance is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Repricing assets or liabilities, selling investments available for sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability are all means by which a Company can manage the gap. Matching the amounts of assets and liabilities maturing in the same time interval helps to minimize the impact on net interest income in periods of interest rate volatility.


         The  following  table  presents  the  Company's  interest   sensitivity
position at December 31, 2001. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

Table 3:  Interest
Sensitivity         Analysis
 December 31, 2001

                                               (1)           (2)          (3)         (4)         (5)
                                             Within         Over 3     Over 1 Yr    Over 3 Yr
                                           1 through 3      through      through     through     Over
                                              months       12 months       3 yrs       5 yrs     5 yrs      Total
                                       ----------------------------------------------------------------------------
Earning assets:
  Federal funds                                $9,181            $0          $0          $0         $0      $9,181
  Investment securities at cost                   917         5,675       7,374         970        633     $15,569
  Loans                                        27,191         5,579       9,620      10,977     26,407      79,774
Total Earning Assets                          $37,289       $11,254     $16,994     $11,947    $27,040    $104,524

Interest and non-interest bearing liab:

  Commercial DDA                               $8,194            $0      $4,916      $3,278         $0     $16,388
   Personal DDA                                     0             0       2,136         712        712       3,560
  TT&L Note                                        59             0           0           0          0          59
  Savings                                           0             0       3,437       1,145      1,145       5,727
  Money Market                                      0         3,293       3,293           0          0       6,586
  NOW                                               0             0       8,686       2,896      2,896      14,478
  Certificates                                 15,041        26,466       9,694       2,074         25      53,300
   Federal Funds Purchased                          0             0           0           0          0           0
  Repurchase Agreements                         5,150             0           0           0          0       5,150
Total Interest and non interest
  bearing liabilities                         $28,444       $29,759     $32,162     $10,105     $4,778    $105,249


Interest sensitivity gap                        8,845       (18,505)    (15,169)      1,842     22,262        (725)

Cumulative gap                                  8,845        (9,660)    (24,829)    (22,987)      (725)

Ratio interest sensitive assets
to interest-sensitive liabilities                1.31          0.38        0.53        1.18       5.66        0.99

Ratio of cumulative gap to
 total earning assets                            8.46%        -9.24%     -23.75%     -21.99%     -0.69%

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

Table 4:  Components of Net Interest Income
For the years ended December 31,                                     2001                                  2000
 (Dollars in thousands)
                                                          Average                 Average         Average               Average
                                                         Balance(1)  Interest    yield/rate    Balance(1)  Interest  yield/rate
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))                       $74,859     $6,560      8.76%         $69,234     $6,354      9.18%
Investment securities-taxable (4)                           16,290        921      5.65%          17,312      1,056      6.10%
Investment securities- non-taxable (1) (4)                     778         55      7.07%             924         65      7.03%
Federal Funds                                                7,710        321      4.16%           3,213        213      6.63%
                                                     ------------------------------------  ------------------------------------
Total Interest earning assets                              $99,637     $7,857      7.89%         $90,683     $7,688      8.48%
Noninterest earning assets:
Cash and due from banks                                      4,080                                 3,128
Allowance for loan losses
                                                            (1,044)                                 (998)
Other real estate owned                                        433                                   431
Premises and equipment                                       2,413                                 2,311
Other assets                                                 2,486                                 2,024
                                                             -----                                 -----
Total Assets                                              $108,005                               $97,579

Liabilities and stockholders' equity
Interest bearing liabilities:
Money Market and NOW accounts                              $17,348       $379      2.18%         $16,535       $445      2.70%
Savings Deposits                                             5,980        157      2.63%           5,091        166      3.26%
Savings Certificates                                        39,802      2,302      5.78%          36,045      2,036      5.64%
Large denomination certificates                             12,725        660      5.19%          10,614        643      6.06%
Securities sold under agreements to repurchase               3,770        129      3.42%           2,802        121      4.32%
Short-term borrowings                                           67          2      2.99%             630         41      6.51%
                                                     ------------------------------------  ------------------------------------
Total interest bearing liabilities                         $79,692     $3,629      4.55%         $71,717     $3,452      4.81%

Noninterest bearing liabilities:
Demand deposits                                             17,449                                16,146
Other                                                          785                                   959
 Total Liabilities                                          97,926                                88,822
Stockholders' equity                                        10,079                                 8,757
                                                     --------------                        --------------

  Total liabilities and stockholders' equity             $108,005                               $97,579
                                                         =========                              =======

Net interest earnings                                                 $4,228                                $4,236
                                                                      =======                               ======

Net interest yield  margin on average interest earning
 assets (taxable equivalent basis)                                                 4.24%                                 4.67%
                                                                                   =====                                 =====

Less tax equivalent adjustment                                          ($65)                                 ($84)
                                                                        -----                                 -----
Net interest income                                                   $4,163                                $4,152
                                                                      =======                               ======

 Net interest spread (taxable
    equivalent basis)                                                              3.34%                                 3.67%
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

Table 5:  Volume and Rate
Analysis
For the years ended December 31,
(Dollars in thousands)

                                            2001 / 2000                           2000 / 1999
                                        (Dollars in thousands)                (Dollars in thousands)
                                       Increase (Decrease)                   Increase (Decrease)
                                         Due to Change in:                    Due to Change in:

                                   Volume      Rate       Total          Volume      Rate      Total
                                 ----------------------------------    ---------------------------------
Interest income (1):
  Loans                           $    464   $   (258)  $   206         $   826    $   289   $ 1,115
  Taxable securities                   (60)       (75)     (135)            (47)        24       (23)
  Non-taxable securities               (10)         -       (10)             (6)         -        (6)
  Federal funds sold                   147        (39)      108            (232)       156       (76)
                                 ----------------------------------    ---------------------------------
    Total interest income         $    541   $   (372)  $   169         $   541    $   469   $ 1,010

Interest expense:
  Money Market and NOW
    accounts                            23        (90)      (67)             20         14        34
  Savings                               78        (87)       (9)             14          6        20
  Certificates                         215         53       268              (1)       186       185
  Certificates of $100,000
    or more                             61        (44)       17             103         66       169
  Securities sold under
   agreements to repurchase             20        (12)        8              33          6        39
  Short-term borrowings                (24)       (15)      (39)             37          1        38
                                 -----------------------------------------------------------------------
    Total interest expense             373       (195)      178             206        279       485

Net change in interest
  earnings                        $    168   $   (177)  $    (9)        $   335    $   190    $  525

(1) Interest income includes taxable equivalent adjustments of $65,000 in 2001 and $84,000 in 2000 which are used to adjust interest on tax exempt assets to a fully taxable basis.

LOAN PORTFOLIO:

         The loan  portfolio is the largest  category of the  Company's  earning
assets.   The  following  table  summarizes  the  type  and  maturity  of  loans outstanding as of December 31, 2001.

Table 6:
Loan Portfolio Composition and Maturities
(Dollars in thousands)


                                             After 1                                 Percentage
                                 Within    but within       After                     of total
                                 1 year      5 years       5 years      Total      Loan Portfolio
                                 ------      -------       -------      -----     ----------------
Commercial                      $  6,180   $    6,254     $   1,285   $ 13,719              17.20%
Real estate-mortgage              10,316       15,355        27,746   $ 53,417              66.96%
Real estate-construction           6,111            -             -   $  6,111               7.66%
Consumer                           2,118        4,261           148   $  6,527               8.18%
                                 -------    ---------      --------    --------             ------
                                 $24,725    $  25,870      $ 29,179   $ 79,774             100.00%
                                -------    ---------      --------    --------             ------

Loans maturing after 1 year with:
Fixed interest rates                        $  18,748      $ 26,442
Variable interest rates                         7,122         2,737
                                            ---------      --------
                                           $   25,870      $ 29,179
                                          -----------    ----------


         The following table presents loan collateralized by real estate at December 31, 2001.


Table 7:
Loan Collateralized By Real Estate
(Dollars in thousands)
                                                                               Percentage
                                                                                of total
                                                                   Amount    loan portfolio
                                                            ---------------------------------
Construction and land development                                  $6,111                 8%
Collateralized by 1 - 4 family residential properties              21,806                27%
Collateralized by multi-family residential properties               2,427                 3%
Collateralized by non-farm, non-residential properties             29,184                37%
                                                                   ------                ---
                                                                  $59,528                75%

INVESTMENT PORTFOLIO:

         The Company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S. Government securities, municipal securities, mortgage-backed securities and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Management's principal objectives for the investment portfolio during 2001 were to maintain an appropriate level of quality, ensure sufficient liquidity and maximize yield.

         The following table presents the maturity distribution and weighted average yields of the securities portfolio at December 31, 2001.

Table 8:  Investment Securities (1)
December 31, 2001
(Dollars in thousands)


                   1 year or less (2) 1-2 years         2 - 3 years       3 - 4 years       4- 5 years        Over 5 years (3)
------------------ -------- -------- --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
                    Amount   Yield    Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield
------------------ -------- -------- --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
U.S. Treasury,
government
agencies , state
and political
subdivisions       $3,756    5.50%    $3,998   5.42%    $5,101   5.01%    $1,301   5.07%      -        -       $780    5.44%
------------------ -------- -------- --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
Other                 -        -        -        -        -        -        -        -        -        -       $633    7.30%
------------------ -------- -------- --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
Total              $3,756   5.50%    $3,998    5.42%   $5,101    5.01%   $1,301    5.07%      -        -     $1,413    6.37%
------------------ -------- -------- --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
(1)      Presented on an amortized cost basis.
(2)      Includes a $242,383 tax-exempt security with a yield of 4.46%
(3)      Includes $383,489 in tax-exempt securities with a weighted average yield of 4.67%

DEPOSITS:

         The Company's deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 18% of total deposits at December 31, 2001. The Bank pays market rates for these funds. Generally management attempts to match large denomination certificates of deposit with rate sensitive assets.

Table 9:
Remaining Maturities of Large Denomination Certificates of Deposit (Dollars in thousands)

                                                             December 31, 2001
                                                                   Amount
                                                                   ------
Three months or less                                               $8,128
Over three through six months                                       6,174
Over six through twelve months                                      2,083
Over twelve months                                                  2,005
                                                                  -------
Total                                                             $18,390

Noninterest Income

         The following table provides a comparison of noninterest income.

Table 10:  Noninterest Income
(Dollars in thousands)

                  For the years ended December 31,

                        2001    2000    2001 over/
                                       (under) 2000
                       ------- ------- ----------------------
Service Charges        $292    $265          $  27
Other Income            423     314            109
                       -----   -----           ---
                       $715    $579          $ 136

Noninterest Expense

         The following table provides a comparison of noninterest expense.

                                                 For the years ended December 31,
Table 11:  Noninterest Expense                 2001           2000         2001 over/
                                                                          (under) 2000
                                         ------------------------------------------------
Salaries and employee benefits                     $1,705         $1,626      $ 79
Other                                                 534            545       (11)
Occupancy expenses                                    227            220         7
Automated services                                    257            231        26
Furniture and equipment expense                       185            166        19
Taxes and licenses                                    114             99        15
Stationery and supplies                                71             68         3
                                                      ---            ---       ---
                                                   $3,093         $2,955      $138

Provision and Allowance For Loan Losses:

         In 2001, the provision for loan losses was $34 thousand compared to $124 thousand in 2000. Net loans charged-off in 2001 were $4 thousand as compared to 2000 when net loans recovered totaled $19 thousand. The following table summarizes activity in the allowance for loan losses. The table that follows provides statistics on non-performing assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.

Table 12:  Summary of the Allowance For Loan Losses
Non-Performing Assets, Past Due Loans and Selected
Loan Loss Statistics

For The Years Ended
December 31,                                                          2001                 2000
(Dollars in Thousands)

Allowance for Loan Losses:
Balance, December 31                                                $1,055                 $912
Charge-offs:
   Commercial                                                            0                    0
   Real estate                                                           0                   13
   Consumer                                                             46                   15
                                                                        --                   --
      Total loans charged-off                                           46                   28
Recoveries:
   Commercial                                                            0                    2
   Real estate                                                          25                   37
   Consumer                                                             17                    8
                                                                        --                    -
      Total recoveries                                                  42                   47

Net (recoveries) charge-offs                                             4                 (19)
Provision for loan losses                                               34                  124
                                                                        --                  ---
Balance, December 31, 2000                                          $1,085               $1,055

Ratio of net charge-offs to average loans outstanding                0.01%               -0.03%

Ratio of allowance for loan losses to loans at period-end            1.36%                1.49%

Non-performing Assets and Loans Past Due 90 Days
   Non-accrual loans                                                   $33                  $55
   Other real estate owned                                             433                  433

      Total non-performing assets                                     $466                 $488

   Ratio of non-performing assets to total assets                    0.40%                0.49%

   Non-accrual loans:
      Interest income that would have been recorded
      under original terms                                              $5                   $4

     Interest income recorded during the period                         $0                   $0

   Loans 90 days past due and still accruing                          $160                  $11

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


         The following table provides an analysis of the size, number and collateral composition of non-performing assets at December 31, 2001.

Table 13:  Number and Collateral Composition
of Non-performing Assets
                                                  Number                             Total
Non-performing assets by dollar amount:         of items         Balance            Dollars
                                               --------------------------------------------
$100,000 - $200,000                                      4       $433                  93%
$50,000 - $100,000                                       -          -                   -%
$50,000 and under                                       21         33                   7%
                                                        --       -----                  --
                                                        25       $466                 100%
                                                        --       -----                ----
Non-performing assets by collateral composition:
 1 - 4 Family residential                                1       $128
Multi-family residential                                 3        305
Uncollateralized                                        21         33
                                                        --       -----
                                                        25       $466


         The allowance for loan losses has two components, a specific and a general portion. The specific portion is determined by the Banks' risk rating system. The Company assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on the loan rating system which focuses on historical loss experience.

         The actual amount of losses incurred can vary significantly from the estimated amount. The Company's methodology includes general factors intended to minimize the differences in estimate and actual losses. These factors allow the Company to adjust its estimates of losses based on the most recent information available. Although the Company determines the amount of each element of the allowance for loan losses separately, and this process in an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

         The general reserves are necessary to deal with conditions that cannot be directly measured in the risk rating system. These risks are subject to a higher degree of uncertainty but are a critical component of the total allowance for possible loan losses. Factors involved in determining the general reserve include national and local economic conditions, downturns in specific industries including loss in collateral value, the results of bank regulatory exams, trends in credit quality at the Company and in the banking industry, loan volumes and concentrations, findings of internal credit reviews, and trends in risk rating changes.

         A breakdown of the allowance for loan losses among the various loan types is provided in the following table. Management does not believe the allowance can be fragmented by category with any precision that would be useful to investors because the entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated in the table based on the proportion of the loan types that make up the specific problem loans. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends. Also, the allowance shown in the table does not assure that the allowance will be sufficient for all future charge-off amounts.

Table 14:  Allocation of Allowance for Loan Losses

Allocation of Allowance for Loan Losses
December 31,

                                             Percent of                          Percent of
                                                Loans                               Loans
                                             In Category                         In Category
                                 2001     To Total Loans             2000     To Total Loans
                             -------------------------------     -------------------------------
Specific Problem Loans             $69,453                             $51,028

Loan Type Allocation:
Real Estate-Mortgage               175,050           66.96%            115,531           68.75%
Real Estate-Construction                -             7.66%                 -             3.96%
Commercial                         142,893           17.20%            116,246           18.79%
Consumer                            95,903            8.18%            130,479            8.50%
                                   -------            -----           --------            -----
                                   413,846          100.00%            362,256          100.00%

Unallocated                        601,849                             641,932
                             -------------                             -------

Total                           $1,085,148                          $1,055,216
                               ===========                          ==========

Potential Problem Loans:

         At December 31, 2001 and 2000 loans on either non-accrual status or loans past due 90 days or more and still accruing amounted to $33 thousand and $55 thousand, respectively. In addition to these loans, at December 31, 2001, the Company had approximately $402 thousand of loans that have been internally classified, and $1.8 million that required more than normal attention and are potential problem loans. Management has considered these loans in establishing the level of the allowance for loan losses. At December 31, 2000, loans that had been internally classified or which required more than normal attention and were potential problem loans were $330 thousand and $1.4 million thousand, respectively.

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

Income Taxes:

         For the year ended December 31, 2001, the Company recognized an expense of $537 thousand. This represents a $60 thousand increase from the $477 thousand expense for 2000. See Note 11 of the Consolidated Financial Statements for additional information with respect to income taxes.

Item 7. FINANCIAL STATEMENTS

            The Consolidated Financial Statements and the notes thereto are filed herewith.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On January 5, 1990, the Board of Directors voted to amend the by-laws to increase the size of the Board of Directors from 12 to 14 members. As of March 20, 2002 there were 11 directors.

         The following schedule sets forth-certain information concerning the directors and executive officers of the Company.

                                                                                            Director
Director's Name                Age                   Principal Occupation                     Since
---------------                ---                   --------------------                     -----
Lisa F. Chandler                47    Executive Vice-President of Nancy Chandler Associates,   1998
                                      Inc.

James A. Cummings               59    President of Southern Atlantic Label Company, Inc.       1992

F. Dudley Fulton                53    President and Chief Executive Officer of Henderson and   1991
                                      Phillips, Inc.

Henry U. Harris, III            50    President of Virginia Investment Counselors, Inc.        1992
                                      Vice-Chairman of the Board since 1995.

Stephen A. Johnsen              56    President of Flagship Group, LTD.  Secretary of the      1988
                                      Board since 1995.

Robert J. Keogh                 53    President and Chief Executive Officer of the Company     1988
                                      since 1992; President and Chief Executive Officer of
                                      Heritage Bank & Trust since 1988.

Peter M. Meredith, Jr.          50    Chairman and Chief Executive Officer of Meredith         1992
                                      Construction Company, Inc.  Chairman of the Board
                                      since 1995.

Gerald L. Parks                 68    Chairman of the Board of Capes Shipping Agencies, Inc.   1977

L. Allan Parrott, Jr.           36    President, Tidewater Fleet Supply, LLC                   2002

Ross C. Reeves                  53    Member of the law firm of Willcox & Savage, P.C.         1994

Harvey W. Roberts, III          57    Partner in the accounting firm of McPhillips, Roberts    1993
                                      and Deans.

Item 10.  EXECUTIVE COMPENSATION

1.  CASH COMPENSATION:

         Set forth below is information concerning the compensation paid to the Company's executive officer.


                        COMPENSATION OF EXECUTIVE OFFICER
                           SUMMARY COMPENSATION TABLE


Name and Principal Position              Annual Compensation            Other Annual      Stock Options
                              Year       Salary          Bonus         Compensation (1)   Granted

                              2001       $135,000       $18,000           $4,800             -
Robert J. Keogh (2)
President & Chief             2000       $125,000       $31,000           $4,800             1,950
Executive Officer
                              1999       $97,190        $29,800           $4,800             4,500
(1)  Represents director's fees
(2)  In addition, the Company provides Mr. Keogh with an automobile


2.  COMPENSATION PURSUANT TO PLANS:

DEFERRED COMPENSATION AND RETIREMENT ARRANGEMENTS

         In 1985, Heritage Bank & Trust entered into deferred compensation and retirement arrangements with seven directors and in 1989 with one officer. Each participant is fully vested. The Company's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active service or employment.

         Upon reaching age 70, each participant will receive a retirement benefit ranging from $391 to $3,355 per month for each of the next 120 months. If the participant dies prior to reaching age 70, his beneficiary will begin receiving the monthly retirement benefits. The bank has purchased life insurance contracts in order to fund the expected liabilities under the deferred compensation arrangements. See disclosures regarding deferred compensation and retirement arrangements in Note 10 to the Consolidated Financial Statements.

         In 1989, Robert J. Keogh, President of Heritage Bank & Trust, became a participant in the Heritage Bank & Trust Executive Security Plan. In the event Mr. Keogh dies prior to age 65, his beneficiary will receive monthly payments of $4,167 for each of the next 180 months. Upon his retirement at age 65, Mr. Keogh will receive $4,167 per month for each of the next 180 months or until his death, and thereafter other beneficiaries will receive such retirement benefits. Heritage Bank & Trust funds this obligation through a life insurance contract. See disclosures regarding deferred compensation and retirement arrangements in
Note 10 to the Consolidated Financial Statements.

         Effective January 1, 1984, the Board of Directors adopted an Employee's Stock Bonus Plan and Trust (the "ESOP"). See disclosures regarding deferred compensation and retirement arrangements in Note 10 to the Consolidated Financial Statements.

         Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401K"). See disclosures regarding deferred compensation and retirement arrangements in Note 10 to the Consolidated Financial Statements.

         Effective January 1, 1998, the Board of Directors adopted an Employee's Stock Ownership Plan (the "ESOP"). See disclosures regarding deferred compensation and retirement arrangements in Note 10 to the Consolidated Financial Statements.

         COMPENSATION OF DIRECTORS:

         Directors of the Company and Directors of Heritage Bank & Trust receive $500 for each Board of Directors' meeting attended and $150 for each committee meeting attended. The chairperson of the committee receives $200 for each meeting attended.

         The Board of Directors adopted a Non-employee Stock Option Plan in January of 1999. The Plan was approved by the requisite majority of outstanding shares of the Company at the Annual Stockholders' Meeting held on May 25, 1999. At December 31, 2001, 5,994 of the 18,000 shares outstanding under the plan were exercisable. The exercise price is $12.30 per share.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following schedule sets forth information regarding the beneficial ownership of the Company's common stock as of March 20, 2002, of (i) each of the Company's directors; (ii) each person known by the Company to be the holder of 5% or more of the Company's outstanding common stock; and (iii) all of the Company's directors and executive officers as a group. In calculating the number of shares of common stock which are beneficially owned (and thus the percentage of common stock beneficially owned) a person is deemed to own common stock if that person has the right to acquire beneficial ownership of common stock within sixty (60) days through the exercise of any option, warrant or right, or through the conversion of any security.


                                                                              PERCENT OF
           NAME OF INDIVIDUAL                SHARES                              CLASS
Lisa F. Chandler                                642                                     0.08%
6127 Studeley Avenue
Norfolk, VA  23508 USA

James A. Cummings                             6,128 (1)                                 0.79%
2073 Thomas Bishop Lane
Virginia Beach, VA 23454 USA

F. Dudley Fulton                              8,300                                     1.06%
5306 Lakeside Avenue
Virginia Beach, VA  23451 USA

Henry U. Harris, III                         31,305 (2)                                 4.01%
1503 North Shore Road
Norfolk, VA  23505 USA

Stephen A. Johnsen                            3,618 (3)                                 0.46%
29368 Harborton Rd Box 48
Pungoteague, VA 23422 USA

Robert J. Keogh                              51,898 (4)                                 6.65%
6146 Sylvan Street
Norfolk, VA  23508 USA

Peter M. Meredith, Jr.                       47,176 (5)                                 6.05%
5320 Edgewater Drive
Norfolk, VA  23508 USA

L. Allan Parrott, Jr.                           365                                      .05%
417 Susan Constant Drive
Virginia Beach, VA 23451 USA

Gerald L. Parks                               5,195 (6)                                 0.67%
27307 Evergreen Lane
Harborton, VA 23389  USA

Ross C. Reeves                                4,142 (7)                                 0.53%
1068 Algonquin Road
Norfolk, VA  23505 USA

Harvey W. Roberts, III                       29,792 (8)                                 3.82%
7612 North Shore Road
Norfolk, VA  23505 USA

Directors and Executive Officers as a
     group (10 persons)                     188,196                                    24.13%

(1)  Includes 1,500 shares owned jointly with his wife.
(2) Includes (a) 3,555 shares owned by his wife and (b) 4,249 shares held as custodian for others.
(3)  Includes 1,650 shares owned jointly with his wife.
(4) Includes (a) 1,335 shares owned jointly with his wife and (b) 39,250 shares issuable upon exercise of options to purchase shares pursuant to the Stock Option Plan for employees of the Company. See "Compensation Pursuant to Plans."
(5) Includes (a) 10,960 shares held as Meredith Realty Company, L.L.C., (b) 13,208 shares held as Pomar Holding, L.L.C. and (c) 3,000 shares held as Meredith Realty Associates.
(6)  Includes 4,614 shares owned jointly with his wife.
(7)  Includes 3,142 shares held as custodian for others.
(8) Includes (a) 17,280 shares owned by his wife and (b) 3,000 shares owned jointly with his wife.

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

         Heritage Bank & Trust occupies 7,581 square feet of space in a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership, which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of Heritage Bank & Trust own an aggregate of approximately 34% of the partnership interests. IBV Partners, L.P. and Heritage Bank & Trust entered into a lease in December 1986 which was renewed in December 2001. See disclosures regarding the lease commitment in Note 12 of the Consolidated Financial Statements.

         The Company and Heritage Bank & Trust purchase various types of business insurance through the Flagship Group LTD, of which Stephen A. Johnsen is President. Mr. Johnsen is a director and Secretary of the Company. Insurance premiums paid to the Flagship Group LTD as agent for commercial insurance providers was $48 thousand during 2001. The Bank has also sold securities to the Flagship Group LTD under agreements to repurchase, which constitute approximately 64% of the securities sold under agreements to repurchase at December 31, 2001. See Note 9 and Note 13 of the Consolidated Financial Statements for additional information.

         Heritage Bank & Trust has retained the law firm of Willcox & Savage, P.C. in connection with certain legal representations and expects to continue to do so in the future. Ross C. Reeves, a director of the Company is an attorney in the law firm. Fees paid to Willcox & Savage, P.C. by Heritage Bank & Trust was $1 thousand in 2001.

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

Heritage Bankshares, Inc.
 (Registrant)

Date: March 27, 2002                    /s/ Robert J. Keogh
                                       -----------------------------------------
                                       Robert J. Keogh, President and Chief
                                       Executive Officer

                                        /s/ Peter M. Meredith, Jr.
                                       ----------------------------------------
                                       Peter M. Meredith, Jr., Chairman of
                                       the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2002.

                                   SIGNATURES*

/s/ Peter M. Meredith, Jr.
--------------------------------------
Peter M. Meredith, Jr.
Chairman of the Board of Directors

/s/ Robert J. Keogh
--------------------------------------
Robert J. Keogh
President and Chief Executive Officer & Director

/s/
--------------------------------------
Henry U. Harris, III
Vice-Chairman of the Board of Directors

/s/ Stephen A. Johnsen
--------------------------------------
Stephen A. Johnsen
Secretary of the Board of Directors

/s/ Lisa F. Chandler
---------------------------------------
Lisa F. Chandler
Director

/s/ James A. Cummings
--------------------------------------
James A. Cummings
Director

/s/ F. Dudley Fulton
--------------------------------------
F. Dudley Fulton
Director

/s/ Gerald L. Parks
--------------------------------------
Gerald L. Parks
Director

/s/ L. Allan Parrott
--------------------------------------
L. Allan Parrott
Director

/s/ Ross C. Reeves
--------------------------------------
Ross C. Reeves
Director

/s/ Harvey W. Roberts, III
--------------------------------------
Harvey W. Roberts, III
Director


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

REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Heritage Bankshares, Inc.
Norfolk, Virginia


           We have audited the accompanying consolidated balance sheet of Heritage Bankshares, Inc. and its subsidiaries at December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statement of Heritage Bankshares, Inc. as of December 31, 2000 were audited by other auditors whose report dated January 21, 2001 expressed an unqualified opinion of those statements.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Witt Mares & Company, PLC


Virginia Beach, Virginia
January 18, 2002

HERITAGE BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

December 31,                                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                  $            5,941,788   $          3,687,811
Federal funds sold                                                                    9,180,640              5,214,506
Securities available for sale                                                        14,101,169             12,672,549
Securities held to maturity                                                           1,789,552              3,098,932
Loans, net                                                                           78,689,246             69,681,205
Loans held for sale                                                                   2,253,100             166,779
Accrued interest receivable                                                             549,393                635,222
Other real estate owned                                                                 433,340                433,340
Premises and equipment, net                                                           2,428,391              2,288,429
Other assets                                                                          1,260,012              1,331,451
                                                                         ----------------------------------------------
                                                                         $          116,626,631   $         99,210,224
                                                                         ----------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
           Noninterest bearing deposits                                  $           19,948,266   $         15,866,993
           Interest-bearing deposits                                                 80,091,489             70,595,058
                                                                         ----------------------------------------------
                                                                                    100,039,755             86,462,051
Securities sold under agreements to repurchase                                        5,149,857              2,288,919
Short-term borrowings                                                                    59,217                 58,485
Accrued interest payable                                                                291,249                354,076
Other liabilities                                                                       428,622                607,460
                                                                         ----------------------------------------------
                                                                                    105,968,700             89,770,991
                                                                         ----------------------------------------------
Stockholders' equity
           Common stock, $5 par value - authorized
                     3,000,000 shares; issued and outstanding:
                     2001 - 777,625 shares; 2000 - 775,325                            3,888,125              3,876,625
           Additional paid-in capital                                                 (323,421)              (333,721)
           Retained earnings                                                          6,880,776              5,877,616
           Accumulated other comprehensive income (loss)                                212,451                 18,713
                                                                         ----------------------------------------------
                                                                                     10,657,931              9,439,233
                                                                         ----------------------------------------------

                                                                         $          116,626,631   $         99,210,224
                                                                         ----------------------------------------------

                       The notes to consolidated financial
               statements are an integral part of this statement.


HERITAGE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                                        2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
Interest income
 Interest and fees on loans                                                              $        6,513,877   $        6,292,625
                                                                                         ----------------------------------------
 Interest on investment securities:
     Available for sale                                                                             807,094              875,708
     Held to maturity                                                                               150,224              222,794
                                                                                         -------------------  -------------------
                                                                                                    957,319            1,098,502
                                                                                         ----------------------------------------

 Interest on federal funds sold                                                                     320,675              213,347
                                                                                            ----------------     ----------------
        Total interest income                                                                     7,791,871            7,604,474
                                                                                         ----------------------------------------
Interest expense
 Interest on deposits                                                                             3,498,233            3,289,477
 Interest on short-term borrowings                                                                  131,125              162,162
                                                                                         -------------------  -------------------
        Total interest expense                                                                    3,629,358            3,451,639
                                                                                         ----------------------------------------
        Net interest income                                                                       4,162,513            4,152,835
Provision for loan losses                                                                            33,500              123,750
                                                                                         ----------------------------------------

        Net interest income after provision for loan losses                                       4,129,013            4,029,085
                                                                                         ----------------------------------------

Noninterest income
 Services charges                                                                                   292,000              265,039
 Other                                                                                              423,243              314,201
                                                                                            ----------------     ----------------
                                                                                                    715,243              579,240
                                                                                         ----------------------------------------
Noninterest expense
 Salaries and employee benefits                                                                   1,704,800            1,625,694
 Other                                                                                              534,287              545,389
 Occupancy expenses                                                                                 227,190              219,956
 Automated services                                                                                 257,054              230,934
 Furniture and equipment expense                                                                    185,354              166,458
 Taxes and licenses                                                                                 113,871               99,413
 Stationery and supplies                                                                             70,720               67,662
                                                                                         ----------------------------------------
                                                                                                  3,093,276            2,955,506
                                                                                         ----------------------------------------
Income before income taxes                                                                        1,750,980            1,652,819
Income tax expense                                                                                  536,500              476,869
                                                                                         ----------------------------------------
Net income                                                                               $        1,214,480   $        1,175,950
                                                                                         ----------------------------------------
Earnings per common share - basic                                                        $             1.57   $             1.53
                                                                                         ----------------------------------------
Earnings per common share - assuming dilution                                            $             1.51   $             1.50
                                                                                         ----------------------------------------


                       The notes to consolidated financial
               statements are an integral part of this statement.


HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2001 and 2000
                                                                                                      Accumulated
                                                                                                         Other
                                                                 Additional                          Comprehensive
                                       Shares      Amount      Paid-in Capital   Retained Earnings   Income (Loss)        Total
                                      ---------- ------------ ------------------ ------------------ ----------------- --------------
Balance, December 31, 1999             765,700   $3,828,500      $(343,377)         $4,908,908         ($120,641)       8,273,390
                                                                                                                      --------------

Net Income for 2000                       -           -               -              1,175,950             -            1,175,950

Net changes in unrealized gain  on
securities available-for-sale, net
of deferred income taxes of
$(71,788)                                 -           -               -                  -              139,354          139,354
                                                                                                                      --------------
                                                                                                                      --------------
Total comprehensive income                -           -               -                  -                 -            1,315,304
                                                                                                                      --------------
                                                                                                                      --------------

Stock options exercised in 2000         15,625      78,125           9,656                -                               87,781
Common stock reacquired                 (6,000)    (30,000)            -              (31,062)              -            (61,062)
Less: Dividends paid in 2000               -           -               -             (176,180)              -           (176,180)
                                      ---------- ------------ ------------------ ------------------ ----------------- --------------

Balance, December 31, 2000             775,325    3,876,625       (333,721)         5,877,616,           18,713         9,439,233
                                                                                                                      --------------

Net Income for 2001                       -           -               -             $1,214,480             -            1,214,480

Net changes in unrealized gain  on
securities available-for-sale, net
of deferred income taxes of
$(99,804)                                 -           -               -                  -              193,738           193,738
Total comprehensive income                -           -               -                  -                 -            1,408,218
                                                                                                                      --------------

Stock options exercised in 2001         3,800      19,000          10,300                -                               29,300
Common stock reacquired                (1,500)     (7,500)            -               (10,125)             -             (17,625)
Less: Dividends paid in 2001              -           -               -              (201,195)             -            (201,195)
                                      ---------- ------------ ------------------ ------------------ ----------------- --------------

Balance, December 31, 2001             777,625   $3,888,125      $(323,421)         $6,880,776,         $212,451       $10,657,931
                                      ---------- ------------ ------------------ ------------------ ----------------- --------------

                       The notes to consolidated financial
               statements are an integral part of this statement.

HERITAGE BANKSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                    2001                         2000
Operating activities
  Net income                                                             $1,214,480                  $1,175,950
   Adjustments to reconcile to net cash provided
  by operating activities:
     Provision for loan losses                                               33,500                     123,750
     Provision for depreciation and amortization                            162,768                     150,562
     Amortization of investment security premiums,
     net of discounts                                                        24,560                      (7,284)
     Deferred loan origination fees, net of costs                            16,709                       9,314
     Changes in:
         Interest receivable                                                 85,829                      11,397
         Interest payable                                                   (62,827)                     51,800
         Loans held for sale                                             (2,086,321)                   (166,779)
         Other assets                                                       (29,224)                    (89,144)
         Other liabilities                                                 (178,837)                     44,672
                                                                 ---------------------------- ---------------------------
            Net cash provided by operating activities                      (819,363)                  1,304,238
                                                                 ---------------------------- ---------------------------
Investing activities
    Proceeds from maturities of available-for-sale securities             7,784,961                   4,462,619
    Proceeds from maturities, prepayments and calls of held-
    to-maturity securities                                                1,302,123                   1,214,107
    Purchases of held-to-maturity securities                             (8,936,482)                     (4,300)
    Loan originations, net of principal repayments                       (9,058,250)                 (8,377,245)
    Purchases of land, premises and equipment                              (302,731)                    (85,467)
                                                                 ---------------------------- ---------------------------
          Net cash used by investing activities                          (9,210,379)                 (2,790,286)
                                                                 ---------------------------- ---------------------------
Financing activities
   Net increase in demand deposits, NOW accounts and
   savings accounts                                                       9,832,327                     855,244
   Net increase (decrease) in certificates of deposit                     3,745,376                   1,972,399
   Net increase (decrease) in securities sold under
    agreements to repurchase                                              2,860,938                     219,109
   Net increase (decrease) in short-term borrowings                             732                       5,440
    Common stock reacquired                                                 (17,625)                    (61,062)
    Net proceeds from exercise of stock options                              29,300                      87,781
    Cash dividends paid                                                    (201,195)                   (176,180)
                                                                 ---------------------------- ---------------------------
          Net cash provided by financing activities                      16,249,853                   2,902,731
                                                                 ---------------------------- ---------------------------
Increase in cash and cash equivalents                                     6,220,111                   1,416,683
Cash and cash equivalents at beginning of year                            8,902,317                   7,485,634
                                                                 ---------------------------- ---------------------------
Cash and cash equivalents at end of year                                $15,122,428                  $8,902,317
                                                                 ---------------------------- ---------------------------
   As shown on the Consolidated Balance Sheets
    Cash and due from banks                                               5,941,788                   3,687,811
    Federal funds sold                                                    9,180,640                   5,214,506
                                                                 ---------------------------- ---------------------------
                                                                        $15,122,428                  $8,902,317
                                                                 ---------------------------- ---------------------------
Supplemental schedules and cash flow information Cash paid for:
         Interest on deposits and other borrowings                       $3,692,185                   3,399,839
                                                                 ---------------------------- ---------------------------
         Income taxes                                                      $429,833                    $417,040
                                                                 ---------------------------- ---------------------------

HERITAGE BANKSHARES, INC.
--------------------------------------------------------------------------------
DECEMBER 31, 2001 AND 2000


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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 2001, a valuation allowance has not been provided against the deferred tax asset.

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

The components of other comprehensive income and related tax effects are as follows:


                                                2001                2000
Unrealized holding gains (losses) on
   available-for-sale securities              $ 293,542          $ 211,142
Tax effect                                      (99,804)           (71,788)
                                               --------           --------
Net-of-tax amount                             $ 193,738          $ 139,354
                                              ==========         ==========



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

Condensed Balance Sheets
                                                                                       2001                  2000
                                                                                ------------------- ------------------
Assets
Cash on deposit with Heritage Bank & Trust                                               $ 233,581          $ 465,284
Investment in Heritage Bank & Trust                                                     10,130,065          8,934,433
Investment in non-bank subsidiaries                                                        217,549            217,549
Other assets                                                                               218,967             37,676
                                                                                --------------------------------------
     Total assets                                                                      $10,800,162        $ 9,654,942
                                                                                --------------------------------------

Liabilities and Stockholders' Equity

Other liabilities                                                                        $ 142,231          $ 215,709
Common stock                                                                             3,888,125          3,876,625
Additional paid-in capital                                                                (323,421)          (333,721)
Retained earnings                                                                        6,880,776          5,877,616
Accumulated other comprehensive income (loss)                                              212,451             18,713
                                                                                --------------------------------------
    Total liabilities and stockholders' equity                                         $10,800,162        $ 9,654,942
                                                                                --------------------------------------

                                                                                        Years Ended December 31,
                                                                                --------------------------------------
Condensed Statements of Income                                                         2001                  2000
                                                                                ------------------- ------------------

Income
Dividends from subsidiary bank                                                           $ 218,820          $ 196,989
Other                                                                                       13,091             49,041
                                                                                --------------------------------------

Expenses
Other                                                                                       22,537             31,266
                                                                                --------------------------------------

Income before income taxes and equity in
    undistributed net income of subsidiaries                                               209,374            214,764
Applicable income tax benefit (expense)                                                      3,212               (745)
                                                                                --------------------------------------
Income before equity in undistributed net
    income of subsidiaries                                                                 212,586            214,019
Equity in undistributed net income of subsidiaries                                       1,001,894            961,931
                                                                                --------------------------------------

             Net income                                                                 $1,214,480        $ 1,175,950
                                                                                --------------------------------------

NOTE 3 - CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(PARENT COMPANY ONLY) (Continued)


                                                                                 Years Ended December 31,
Condensed Statements of Cash Flows                                               2001                2000

Operating activities:
Net income                                                                     $1,214,480        $ 1,175,950
Adjustments to reconcile to net cash provided by operating activities:
Depreciation                                                                                               -
Undistributed net income of subsidiaries                                       (1,001,894)          (961,931)
   Changes in:
    Other assets                                                                 (181,291)            98,680
    Other liabilities                                                             (73,478)            69,337
                                                                                  --------           -------
Net cash provided by operating activities                                         (42,183)           382,036
                                                                                  --------          --------

Financing activities:
Net proceeds from exercise of stock options                                        29,300             87,781
Common stock reacquired                                                           (17,625)           (61,063)
Cash dividends paid                                                              (201,195)          (176,180)

Net cash used by financing activities                                            (189,520)          (149,462)

Net increase (decrease) in cash and cash equivalents                             (231,703)           232,574

Cash and cash equivalents at beginning of year                                    465,284            232,710

Cash and cash equivalents at end of year                                        $ 233,581          $ 465,284
                                                                                =========          =========


Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 2001, the Bank could have paid dividends to the Company of approximately $2,550,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust's stockholder's equity. At December 31, 2001, such maximum amount available is approximately $1,013,000.

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $953,000 for the year ended December 31, 2001, with the average reserve requirement for the same period being approximately $ 934,000. On December 31, 2001, the reserve balances were approximately $1,090,000.

NOTE 5 - SECURITIES

        Securities at December 31, 2001 and 2000 are as follows:
                                                                               Gross              Gross
                                                          Amortized         Unrealized          Unrealized        Estimated
                                                            Cost               Gains              Losses          Fair Value
                                                -----------------------------------------------------------------------------
December 31, 2001
  Securities available for sale
      U.S. Treasury                                     $ 1,002,807           $ 36,883           $      -          $1,039,690
      U.S. government agencies                           12,380,249            291,219             10,771          12,660,697
      Mortgage-backed securities                            206,628              5,076                  6             211,698
      State and political subdivisions                      189,590                  -                506             189,084
                                                ------------------------------------------------------------------------------

                                                       $ 13,779,274          $ 333,178           $ 11,283         $14,101,169
                                                ------------------------------------------------------------------------------

Securities held to maturity
      U.S. Treasury                                             $ -                $ -                $ -                 $ -
      U.S. government agencies                              501,500             16,077                  -             517,577
      Mortgage-backed securities                             68,930                954                  -              69,884
      State and political subdivisions                      586,281             12,192                  -             598,473
      Other                                                 632,841                  -                  -             632,841
                                                ------------------------------------------------------------------------------

                                                        $ 1,789,552           $ 29,223                $ -          $1,818,775
                                                ------------------------------------------------------------------------------

December 31, 2000
  Securities available for sale
      U.S. Treasury                                     $ 2,005,513            $ 9,118               $ 19          $2,014,612
      U.S. government agencies                            9,955,298             35,382             15,330           9,975,350
      Mortgage-backed securities                            492,363              1,497                799             493,061
      State and political subdivisions                      191,022                  -              1,496             189,526
                                                ------------------------------------------------------------------------------

                                                       $ 12,644,196           $ 45,997           $ 17,644         $12,672,549
                                                ------------------------------------------------------------------------------

Securities held to maturity
      U.S. Treasury                                       $ 499,661                $ -              $ 131           $ 499,530
      U.S. government agencies                            1,005,150                  -              3,587           1,001,563
      Mortgage-backed securities                            121,891                167                  -             122,058
      State and political subdivisions                      589,502              9,507                  -             599,009
      Other                                                 882,728                  -              2,426             880,302
                                                ------------------------------------------------------------------------------

                                                        $ 3,098,932            $ 9,674            $ 6,144          $3,102,462
                                                ------------------------------------------------------------------------------



Other securities include restricted investments of $630,386 and $630,400 at December 31, 2001 and 2000, respectively. These securities do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost and periodically evaluated for impairment.

NOTE 5 - SECURITIES (Continued)

Investment securities having carrying values of $6,590,210 and $6,836,041 at December 31, 2001 and 2000, respectively, are pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The estimated fair values of these securities were $6,788,330 and $6,850,081 at December 31, 2001 and 2000, respectively.

The amortized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 2001 are as follows:

                                                        Securities Held to Maturity            Securities Available for Sale
                                                        ---------------------------            -----------------------------
                                                       Amortized          Estimated           Amortized            Estimated
                                                          Cost            Fair Value             Cost              Fair Value
                                                     -----------        -----------         ------------         ------------
     Due in one year or less                           $ 492,959          $ 503,811          $ 3,263,053          $ 3,317,458
     Due from one year to five years                     250,924            260,313           10,149,470           10,413,369
     Due from five years to ten years                    193,898            201,327              189,591              189,084
     Due after ten years                                 851,771            853,324              177,161              181,258
                                                     -----------        -----------         ------------         ------------
                                                     $ 1,789,552        $ 1,818,775         $ 13,779,275         $ 14,101,169
                                                     -----------        -----------         ------------         ------------



NOTE 6 - LOANS

     Loans consist of the following:

                                                     2001                  2000
                                                  ------------         ------------
Gross loans
    Commercial                                    $ 13,719,824         $ 13,293,885
    Real estate - mortgage                          53,416,568           48,632,641
    Real estate - construction                       6,110,906            2,799,852
    Installment and consumer loans                   6,527,096            6,010,043
                                                  ------------         ------------
Total gross loans                                   79,774,394           70,736,421

Less - allowance for loan losses                    (1,085,148)          (1,055,216)
                                                  ------------         ------------
Loans, net                                        $ 78,689,246         $ 69,681,205
                                                  ============         ============

NOTE 6 LOANS Continued)

         A summary of the activity in the allowance for loan losses account is as follows:

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                                 2001                2000
                                                                               ----------        -----------
Balance, beginning of year                                                     $1,055,216          $ 911,603
Provision charged to operations                                                    33,500            123,750
Loans charged-off                                                                 (45,882)           (27,609)
Recoveries                                                                         42,314             47,472
                                                                               ----------        -----------
Balance, end of year                                                           $1,085,148        $ 1,055,216
                                                                               ==========        ===========



         The following is a summary of information pertaining to impaired loans:

                                                                                       December 31,
                                                                                       ------------
                                                                                 2001                2000
                                                                               ----------        -----------
Impaired loans without a valuation allowance                                          $ -                $ -
Impaired loans with a valuation allowance                                       2,146,404          1,736,102
                                                                               ----------        -----------
Total impaired loans                                                           $2,146,404        $ 1,736,102
                                                                               ==========        ===========

Valuation allowance related to impaired loans                                   $ 483,299          $ 413,284
                                                                               ==========        ===========


                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                                  2001                  2000
                                                                               ----------           -----------
Average investment in impaired loans                                           $2,323,497           $ 1,891,681
                                                                               ==========           ===========

Interest income recognized on impaired loans                                    $ 149,952             $ 139,739
                                                                               ==========           ===========
Interest income recognized on a cash basis on impaired loans                          $ -                   $ -
                                                                               ==========           ===========


No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued amount to $33,463 and $55,411 at December 31, 2001 and 2000, respectively. If interest on these loans had been accrued, such income would have approximated $5,204 and $8,558 for 2001 and 2000, respectively. No interest income was recognized or received on these loans in 2001 and 2000.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                       December 31,
                                                       ------------
                                                 2001                2000
                                              -----------        -----------
Land and improvements                           $ 612,567          $ 612,567
Buildings                                       1,943,071          1,810,710
Leasehold improvements                              7,951              7,951
Equipment, furniture and fixtures               1,416,895          1,246,526
                                              -----------        -----------
                                                3,980,485          3,677,754
Less - accumulated depreciation                (1,552,093)        (1,389,325)
                                              -----------        -----------
                                              $ 2,428,391        $ 2,288,429
                                              ===========        ===========


Depreciation charged to operating expense for the years ended December 31, 2001 and 2000 was $163,048 and $150,562, respectively.

NOTE 8 - DEPOSITS

Interest-bearing deposits consist of the following:

                                                       December 31,
                                                       ------------
                                                 2001                  2000
                                             ------------         ------------
Money market and NOW account deposits        $ 21,064,507         $ 16,160,153
Savings deposits                                5,727,176            5,319,743
Certificates of deposit $100,000 and over      18,390,041           14,240,570
Other time deposits                            34,909,765           34,874,592
                                             ------------         ------------
                                             $ 80,091,489         $ 70,595,058
                                             ============         ============


         At December 31, 2001, the scheduled maturities of time deposits are as follows:

2002                                   $ 41,507,733
2003                                      7,828,531
2004                                      1,865,163
2005                                      1,060,094
2006                                      1,013,285
Thereafter                                   25,000
                                     ---------------

                                       $ 53,299,806
                                     ===============

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
         BORROWINGS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Investment securities with carrying values of $5,347,655 and $4,723,505 at December 31, 2001 and 2000, respectively, are pledged to secure these agreements. Information concerning securities sold under agreements to repurchase is summarized, as follows:

                                                   2001             2000
                                             ---------------  --------------
Average balance during the year                 $ 3,770,166     $ 2,802,352
                                             ===============  ==============

Average interest rate during the year                 3.42%           4.32%
                                             ===============  ==============

Maximum month end balance during the year       $ 5,149,866     $ 4,402,502
                                             ===============  ==============


Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5.9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential real estate loans. In addition, the Bank may borrow up to 10% of its total assets under a separate credit availability program with the Federal Home Loan Bank of Atlanta. As of December 31, 2001, the Bank had no outstanding balance on these lines of credit.


NOTE 10 - EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At December 31, 2001, the Bank had fixed stock compensation plans for its employees. The Bank applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

All options have ten-year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted.

 EMPLOYEE BENEFIT PLANS (Continued)

Stock Compensation Plans (continued)

The following is a summary of the Bank's stock option activity, and related information for the years ended December 31:

                                                                2001                                   2000
                                                      ---------------------------           ---------------------------
                                                                       Weighted-                             Weighted-
                                                                        Average                               Average
                                                                        Exercise                              Exercise
                                                      Options             Price             Options             Price
                                                      -------            -------            -------            -------
    Outstanding - beginning of year                   128,250            $ 10.27            117,950             $ 9.40
    Granted                                                 -                  -             30,000              11.48
    Exercised                                          (3,800)              7.71            (15,625)              5.62
    Forfeited                                          (1,600)              9.09             (4,075)             12.81
                                                      -------            -------            -------            -------
    Outstanding - end of year                         122,850            $ 10.36            128,250            $ 10.27
                                                      =======            =======            =======            =======
    Exercisable - end of year                          94,319             $ 9.73             79,800             $ 8.83
                                                      =======            =======            =======            =======

Deferred Compensation Plans

In 1985, the Bank entered into a deferred compensation and retirement arrangement with seven directors and in 1998 with one officer. The Bank purchased life insurance contracts in order to fund the expected liabilities under the contracts. The Bank's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active employment. At December 31, 2001 and 2000, other liabilities included $239,605 and $261,625, respectively, related to the deferred compensation plans.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees' Stock Bonus Plan (the "ESOP") effective January 1, 1998. The ESOP covered substantially all employees, whereby funds contributed were used to purchase outstanding common stock of the Company. Employees become eligible after they have completed six consecutive months of employment. Contributions to the plan are funded as accrued. The Company expensed approximately $33,300 and $32,188, for the years ended December 31, 2001 and 2000 respectively.

401k Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401K"). Eligible participants in the 401K include all employees who have completed six months of service beginning with the effective date of the 401K. Contributions to the plan are funded by the employees with an associated employer match. At December 31, 2001 and 2000, other liabilities included $49,220 and $84,775, respectively, related to this program. The Bank did not accrue for a contribution to the plan in 2001. The accrued contribution as of December 31, 2000 was $65,000.

NOTE 11- INCOME TAXES

        The principal components of income tax expense are as follows:

                                                    Years Ended December 31,
                                                    2001                2000
                                                  ---------          ---------
Federal income tax expense - current              $ 539,081          $ 507,666

Deferred federal income tax expense (benefit)        (2,581)           (30,797)
                                                  ---------          ---------
Income tax expense                                $ 536,500          $ 476,869
                                                  =========          =========



        Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:

                                                         Years Ended December 31,
                                                         2001                2000
                                                       ---------          ---------
Federal income tax expense - at 34% statutory rate     $ 595,333          $ 561,958
Tax effect of:
  Tax-exempt interest                                    (37,204)           (49,415)
  Exercised stock options                                 (8,384)           (31,699)
  Other                                                  (13,245)            (3,975)
                                                       ---------          ---------
Income tax expense                                     $ 536,500          $ 476,869
                                                       =========          =========

A cumulative net deferred tax asset is included in other assets at December 31, 2001 and 2000. The components of the asset are as follows:

                                                           2001                2000
                                                        ---------          ---------
Deferred compensation                                    $ 81,466           $ 88,953
Bad debts and other provisions                            344,888            333,498
Other                                                      18,558             28,823
Interest income                                             5,461              4,949
Net unrealized depreciation on available-for-sale
    securities                                                  -                  -
                                                        ---------          ---------
Total deferred tax asset                                  450,373            456,223
                                                        ---------          ---------

Deferred loan fees                                        (39,504)           (41,452)
Discount accretion on securities                          (15,625)           (21,950)
Net unrealized appreciation on available-for-sale
    securities                                           (109,444)            (9,640)
Fixed assets                                              (64,366)           (59,174)
                                                        ---------          ---------
                                                         (228,939)          (132,216)
                                                        ---------          ---------
Net deferred tax asset                                  $ 221,434          $ 324,007
                                                        =========          =========

NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $75,810 are required each year for five years under the long-term noncancellable lease agreement as of December 31, 2001, which expires on December 31,2007. Total lease expense was $64,439 for the years 2001 and 2000, respectively.


NOTE 13 - OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $5,120,000 and $6,300,000 at December 31, 2001 and 2000, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $3,500,000 and $1,603,000 at December 31, 2001 and 2000,
respectively. A summary of related party loan activity for Heritage Bank and Trust is as follows during 2001:

A summary of related party loan activity for Heritage Bank and Trust is as follows during 2001:

Balance, December 31, 2000                            $ 6,020,459
Originations - 2001                                     1,066,416
Repayments - 2001                                      (2,284,638)
                                                ------------------

Balance, December 31, 2001                            $ 4,802,237
                                                ==================


In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

In the ordinary course of business, the Company has engaged in transactions with certain of its directors' companies for legal services and insurance.

Commitments to extend credit and letters of credit to related parties amounted to $920,405 and $841,378 at December 31, 2001 and 2000, respectively.

NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2001 and 2000. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 7% to 18%.

NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK (Continued)

                                                         December 31, 2001                           December 31, 2000
                                                         -----------------                           -----------------
                                                  Variable Rate         Fixed Rate           Variable Rate         Fixed Rate
                                                    Commitment          Commitment             Commitment          Commitment
                                                  -------------        -----------           -------------        -----------
Loan Commitments                                   $14,890,019         $ 2,376,038           $ 11,224,866         $ 4,664,451

Standby letters of credit
   and guarantees written                            $ 196,748           $ 208,600              $ 134,759           $ 313,006

All of the guarantees outstanding at December 31, 2001 expire during 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

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

                                                                                                          To Be Well Capitalized
                                                                                                               Under Prompt
                                                                        For Capital Adequacy                 Corrective Action
                                              Actual                           Purposes                        Provisions
                                    -------------------------          -----------------------             ----------------------
                                       Amount          Ratio             Amount          Ratio             Amount          Ratio
                                       ------          -----             ------          -----             ------          -----
As of December 31, 2001:
Total Capital
          (to Risk-Weighted Assets) $ 10,554,000       12.59%          $ 6,708,000        8.00%          $ 8,385,000       10.00%
Tier I Capital
          (to Risk-Weighted Assets)  $ 9,505,000       11.34%          $ 3,354,000        4.00%          $ 5,031,000        6.00%
Tier I Capital
    (to Average Assets)              $ 9,505,000        8.80%          $ 4,320,000        4.00%          $ 5,400,000        5.00%


                                                                                                          To Be Well Capitalized
                                                                                                               Under Prompt
                                                                        For Capital Adequacy                 Corrective Action
                                              Actual                           Purposes                        Provisions
                                    -------------------------          -----------------------             ----------------------
                                       Amount          Ratio             Amount          Ratio             Amount          Ratio
                                       ------          -----             ------          -----             ------          -----
As of December 31, 2000:
Total Capital
          (to Risk-Weighted Assets)  $ 9,844,000       13.26%          $ 5,939,000        8.00%          $ 7,423,000       10.00%
Tier I Capital
          (to Risk-Weighted Assets)  $ 8,915,000       12.01%          $ 2,969,000        4.00%          $ 4,454,000        6.00%
Tier I Capital
    (to Average Assets)              $ 8,915,000        9.16%          $ 3,891,000        4.00%          $ 4,864,000        5.00%


There is no significant difference between the Bank's actual ratios disclosed above, and the related actual ratios of the Company.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank's financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

                                                  Carrying Amount      Fair Value       Carrying Amount      Fair Value
                                                  ---------------      ----------       ---------------      ----------
                                                        (Dollars in thousands)                (Dollars in thousands)
Financial Assets
Cash and cash
    equivalents                                      $ 15,123           $ 15,123            $ 8,903            $ 8,903
Loans (net)                                            78,689             82,018             69,681             71,492
Investment securities                                  15,558             15,587             15,769             15,773
Accrued interest
    receivable                                            549                549                635                635

Financial Liabilities
Deposit liabilities                                   100,273            101,452             86,927             87,405
Accrued interest
    payable                                               291                291                354                354
Short term borrowings                                      59                 59                 58                 58
Securities sold under
    agreements to repurchase                            5,150              5,150              2,289              2,289

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

NOTE 17 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                             2001                2000
                                                      -------------------- ------------------

Net income (numerator, basic and diluted)                      $1,214,480        $ 1,175,950

Weighted average shares outstanding (denominator)                 775,275            766,956
                                                      -------------------- ------------------

Earnings per common share-basic                                    $ 1.57             $ 1.53
                                                      ==================== ==================

Effect of dilutive securities

Weighted average shares outstanding                             $ 775,275          $ 766,956
Effect of stock options                                            27,297             18,268
                                                      -------------------- ------------------
Diluted average shares outstanding (denominator)                  802,572            785,224
                                                      -------------------- ------------------

Earnings per common share - assuming dilution                      $ 1.51             $ 1.50
                                                      ==================== ==================


                                    * * * * *