Form 10QSB
period 2002-03-31
HERITAGE BANKSHARES INC /VA
filed 2002-04-19
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [No Fee Required]

                      For the Quarter Ended March 31, 2002


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


                                     YES x  NO__




Common stock, par value $5.00 per share: 779,975 shares outstanding as of 4/16/02

 HERITAGE BANKSHARES, INC.


Part I. Financial Information

Item I. Financial Statements

The  following   financial   information  of  Heritage   Bankshares,   Inc.  and
subsidiaries is included herein:


                       Consolidated Balance Sheets

                       Consolidated Statements of Income

                       Consolidated Statements of Stockholders' Equity

                       Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                                      March 31,        December 31,      March 31,
                                                                         2002              2001             2001
                                                                 ------------------------------------------------------
ASSETS
Cash and due from banks                                                    $6,354,421       $5,941,788      $2,837,279
Federal funds sold                                                          4,167,544        9,180,640      13,102,972
Securities available for sale                                              14,712,363       14,101,169      12,858,328
Securities held to maturity                                                 2,300,618        1,789,552       2,582,345
Loans, net of unearned income and allowance                                82,469,272       78,689,246      71,022,765
Loans held for sale                                                           743,179        2,253,100       1,079,400
Accrued interest receivable                                                   656,676          549,393         632,970
Premises and equipment                                                      2,436,756        2,428,391       2,397,187
Other real estate owned                                                       433,340          433,340         433,340
Other assets                                                                1,399,350       1,260,012       1,259,551
                                                                          -----------     ------------    ------------
                                                                          115,673,519     $116,626,631    $108,206,137
                                                                          ===========     ============    ============
LIABILITIES

Non-interest bearing deposits                                              19,310,603       19,948,266      16,190,904
Interest bearing deposits                                                  79,815,276       80,091,489      76,940,993
                                                                          -----------      -----------      ----------

                                                                           99,125,879      100,039,755      93,131,897

Short-term borrowings                                                          53,550           59,217          51,935

Securities sold under agreements to repurchase                              4,822,897        5,149,857       4,289,080

Accrued interest payable                                                      254,689          291,249         350,461
Other liabilities                                                             525,503          428,622         543,975
                                                                          -----------     ------------    ------------

                                                                          104,782,518      105,968,700      98,367,348
                                                                 -----------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 779,975 shares                                     3,899,875        3,888,125       3,876,625

Additional paid-in capital                                                  (324,361)        (323,421)       (333,721)

Retained earnings                                                           7,200,726        6,880,776       6,175,215
Unrealized gains (losses) on investment securities                            114,761          212,451         120,670
                                                                          -----------     ------------    ------------

                                                                           10,891,001       10,657,931       9,838,789
                                                                 -----------------------------------------------------

                                                                         $115,673,519     $116,626,631    $108,206,137
                                                                         ============     ============    ============

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)                                                      Three months ended March 31,
                                                              ------------------------------------
                                                                     2002               2001
                                                              ------------------------------------
 Interest and fees on loans                                          $ 1,514,848      $ 1,629,995
                                                              ------------------------------------
 Interest on investment securities:
    Available for sale                                                   188,486          184,383
    Held to maturity                                                      32,101           44,035
                                                                         -------          -------

                                                                         220,587          228,418
                                                              ------------------------------------

 Interest on federal funds sold                                           33,905          117,668
                                                              ------------------------------------
       Total interest income                                           1,769,340        1,976,081

                                                              ------------------------------------

Interest expense:
 Interest on deposits                                                    648,849          916,783
 Interest on short-term borrowings                                        15,593           32,148
                                                              ------------------------------------
       Total interest expense                                            664,442          948,931
                                                              ------------------------------------

       Net interest income                                             1,104,898        1,027,150

Provision for loan losses                                                  6,000            -
                                                              ------------------------------------

Net interest income after provision for loan losses                    1,098,898        1,027,150

Noninterest income:
 Services charges                                                         75,763           67,498
 Other                                                                   146,492           86,804
                                                              ------------------------------------

                                                                         222,255          154,302
                                                              ------------------------------------

Noninterest expense:
 Salaries and employee benefits                                          462,097          417,690
 Other                                                                   123,132          122,128
 Occupancy expenses                                                       60,282           56,446
 Automated services                                                       77,510           66,109
 Furniture and equipment expense                                          54,858           44,359
 Taxes and licenses                                                       31,317           27,449
 Director's fees                                                          16,450           11,200
 Stationery and supplies                                                  15,557           16,472
                                                              ------------------------------------

                                                                         841,203          761,853
                                                              ------------------------------------

Income before income taxes                                               479,950          419,599

Income tax expense                                                       160,000          122,000

Net income                                                           $   319,950         $297,599

Earnings per common share - basic                                    $      0.41         $   0.38

Earnings per common share - assuming dilution                        $      0.38         $   0.35

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
March 31, 2002
(unaudited)

                                                                                                Other
                                             Common Stock       Additional                  Comprehensive
                                       -------------------------  Paid-in      Retained         Income
                                         Shares      Amount       Capital      Earnings         (Loss)           Total
                                       ------------------------------------------------------------------------------------
Balance, December 31, 2001                777,625 $ 3,888,125   $(323,421)    $6,880,776       $212,451       $10,657,931
                                                                                                              -----------
Net income for the three months
ended March 31, 2002                                                             319,950                          319,950
                                                                                                                  -------
Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $50,325                                                            (97,690)          (97,690)
                                                                                                                  -------

Total comprehensive income                  2,350                                                                 222,260

Stock options exercised in 2002            11,750        (940)        -                             -              10,810

                                       ------------------------------------------------------------------------------------
Balance, March 31, 2002                   779,975  $3,899,875   $(324,361)    $7,200,726     $  114,761       $10,891,001
                                          =======  ==========   =========     ==========     ==========       ===========


Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)                                                             March 31,       December 31,     March 31,
                                                                           2002             2001           2001
                                                                    --------------------------------------------------
Operating activities:
 Net income                                                                   $319,950      $1,214,480       $297,599
 Adjustments to reconcile to net cash
  provided by operating activities:
  Gain on sale of fixed assets                                                  (7,332)              0              0
  Provision for loan losses                                                      6,000          33,500              0
  Provision for depreciation and amortization                                   43,372         162,768         38,967
  Amortization of investment security premiums,
   net of discounts                                                             17,877          24,560         (5,371)
  Deferred loan origination fees, net of costs                                   1,929          16,709          3,963
  Changes in:
   Interest receivable                                                        (107,283)         85,829          2,252
   Interest payable                                                            (36,560)        (62,827)        (3,615)
   Loans held for sale                                                       1,509,920      (2,086,321)      (912,621)
   Other assets                                                                (89,027)        (29,224)        19,401
   Other liabilities                                                            96,879        (178,837)       (63,484)
                                                                    --------------------------------------------------
    Net cash provided by operating activities                                1,755,726        (819,363)      (622,909)
                                                                    --------------------------------------------------

Investing activities:
 Proceeds from maturities of available-for-sale securities                     780,503       7,784,961      1,568,350
 Proceeds from maturities, prepayments and calls of
  held-to-maturity securities                                                    8,802       1,302,123        514,944
 Purchases of available-for-sale securities                                 (1,555,426)              0     (1,592,660)
 Purchases of held-to-maturity securities                                     (522,016)     (8,936,482)             0
 Loan originations, net of principal repayments                             (3,787,955)     (9,058,250)    (1,345,523)
 Proceeds from sale  or disposal of land, premises and equipment                16,000               0              0
 Purchases of land, premises and equipment                                     (60,405)       (302,731)      (147,724)
                                                                    --------------------------------------------------
    Net cash used by investing activities                                   (5,120,497)     (9,210,379)    (1,002,614)
                                                                    --------------------------------------------------

Financing activities:
 Net increase (decrease) in demand deposits, NOW and savings                (1,471,225)      9,832,327      3,217,274
 accounts
 Net increase in certificates of deposit                                       557,349       3,745,376      3,452,571
 Net increase  in securities sold under
  agreements to repurchase                                                    (326,960)      2,860,938      2,000,161
 Net increase (decrease) in short-term borrowings                               (5,667)            732         (6,550)
 Common stock acquired                                                               0         (17,625)             0
 Net proceeds from exercise of stock options                                    10,810          29,300              0
 Cash dividends paid                                                                 0        (201,195)             0
                                                                    --------------------------------------------------
    Net cash provided by financing activities                               (1,235,693)     16,249,853      8,663,456
                                                                    --------------------------------------------------

Increase in cash and cash equivalents                                       (4,600,464)      6,220,111      7,037,934
Cash and cash equivalents at beginning of period                            15,122,428       8,902,317      8,902,317
                                                                    --------------------------------------------------
Cash and cash equivalents at end of period                                 $10,521,964     $15,122,428    $15,940,251
                                                                    --------------------------------------------------

 As shown on the Consolidated Balance Sheets:
  Cash and due from banks                                                    6,354,421       5,941,788      2,837,279
  Federal funds sold                                                         4,167,544       9,180,640     13,102,972
                                                                    --------------------------------------------------
                                                                           $10,521,964     $15,122,428    $15,940,251
                                                                    --------------------------------------------------
 Cash paid for:
  Interest on deposits and other borrowings                                 $2,791,223      $3,692,182       $952,546
                                                                    --------------------------------------------------
  Income Taxes                                                                 $50,000        $429,833       $105,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), IBV Real Estate Holdings, Inc., Sentinel Title Services Inc. and Sentinel Trust Services, L.L.C. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 2001 Annual Report to Shareholders and the 2001 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                         Three months ended
                                                               March 31
                                                     ---------------------------
                                                         2002          2001
                                                         ----          ----
Net income (numerator, basic and diluted)                 $319,950      $297,559
                                                     ---------------------------
Weighted average shares outstanding (denominator)          779,975       775,325
                                                     ---------------------------
Earnings per common share-basic                              $0.41         $0.38
                                                     ---------------------------

Effect of dilutive securities

Weighted average shares outstanding                        779,975       775,325
Effect of stock options                                     38,092        67,130
                                                     ---------------------------
Diluted average shares outstanding (denominator)           818,067       842,455


Earnings per common share-assuming dilution                  $0.38         $0.35
                                                     ---------------------------

Note 3:  Comprehensive Income

   The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                      For The Three Months Ended March 31,
                                          2002                            2001
                                        ----------------------------------------
 Net Income                             $319,950                        $297,599
Other Comprehensive Income:
  Unrealized gain on securities
  available-for-sale, net of tax         (97,690)                        101,956
                                        --------                        --------
Total Comprehensive Income              $222,260                        $399,555

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary
----------------

     For the three months ended March 31, 2002, net income for Heritage Bankshares, Inc. totaled $320 thousand, a 7.5% increase over the $298 thousand reported for the same period in 2001. Heritage Bank & Trust earned $320 thousand and net holding company expenses were less than $1 thousand. Dilutive earnings per common share were $.38 at March 31, 2002 and $.35 at March 31, 2001.

Net Interest Income
-------------------

     Net interest income for the first three months of 2002 increased 7.5% to $1.10 million from the $1.03 million reported for the same period in 2001. The 10% decrease in interest income was offset by a 30% decrease in interest expense. This result was achieved through loan growth and lower interest rates on the Bank's interest earning liabilities. Net loans grew 16 % or $11.45 million to $82.47 million. Net loans at March 31, 2001 were $71.02 million.

Allowance For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at March 31, 2002 and 2001 was $ 1.08 million and $1.04 million, respectively. As a percentage of loans outstanding, the allowance was 1.29% at March 31, 2002 and1.44% at March 31, 2001. At March 31, 2002, the allocated portion of the allowance totaled $495 thousand and the un-allocated portion totaled $583 thousand. At March 31, 2001, the allocated portion totaled $423 thousand and the un-allocated portion totaled $616 thousand.

     Net charge-offs during the first three months of 2002 were $12 thousand. During that same period in 2001 the Bank's net charge-offs were $16 thousand. At March 31, 2002 loans 90 days or more past due and still accruing were $140 thousand compared to March 31, 2001 when such loans were $34 thousand. Non-accruing loans totaled $15 thousand and $50 thousand at March 31, 2002 and 2001, respectively.

Other Income
------------

     During the first three months of 2002 other income totaled $222 thousand, increasing $68 thousand or 44% over the $154 thousand reported in 2001. This was chiefly due to an increase in the volume of mortgage loans sold in the secondary market and a gain on the sale of an asset. Fees from mortgage loans sold as of March 31, 2002 totaled $73 thousand compared to $24 thousand for the same period in 2001. The net gain from the sale of an asset was $7 thousand. Fees from deposit account services increased 12% from $67 thousand to $76 thousand due to higher volumes.

Other Expenses
--------------

     For the three months ended March 31, 2002 other expenses totaled $841 thousand, a 10% increase over the $762 thousand reported for the same period in 2001. The increase is primarily attributable to increased salary and benefit expenses. As a percent of average assets, non-interest expenses were 2.93% in the first three months of 2002 compared to 2.98% in the same period of 2001. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at March 31, 2002 and March 31, 2001 was 63% and 64% respectively.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $4.2 million the Company had invested in federal funds on March 31, 2002. Also, as of March 31, 2002 the Company had $6.3 million in investment securities that mature or re-price within one year. Additionally, $35 million or 42% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At March 31, 2002, the ratio of net loans to total deposits was 83% compared to 73% for the same period in 2001. Certificates of deposit over $100,000 were $17.7 million at March 31, 2002 compared to $15.7 million for the same period in 2001. These large denomination certificates of deposit represented 18% of total deposits at March 31, 2002 and 17% at March 31, 2001.

  The following table presents the Company's interest sensitivity position at March 31, 2002. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


Heritage Bankshares, Inc
Interest Sensitivity Analysis
(Unaudited )
                                               (1)           (2)          (3)         (4)          (5)
                                            Within        Over 3     Over 1 Yr   Over 3 Yr
                                         1 through 3      through      through     through      Over
                                            months       12 months      3 yrs        5 yrs      5 yrs         Total
                                        ---------------------------------------------------------------------------------
Earning assets:
  Federal funds                                 $4,168           $0           $0          $0           $0         $4,168

  Investment securities                          2,855        3,446        7,664       1,751        1,123        $16,839
  Loans                                         28,579        6,802        9,078       8,117       30,972         83,548
Total Earning Assets                           $35,602      $10,248      $16,742      $9,868      $32,095       $104,555

Interest and non-interest bearing liab:
  Commercial DDA                                $8,002           $0       $4,801      $3,201           $0        $16,004
   Personal DDA                                      0            0        1,984         661          661          3,306
  TT&L Note                                         54            0            0           0            0             54
  Savings                                            0            0        3,655       1,218        1,218          6,091
  Money Market                                       0        3,227        3,227           0            0          6,454
  NOW                                                0            0        8,048       2,683        2,683         13,414
  Certificates                                  13,201       29,969        8,818       1,843           25         53,857
   Federal Funds Purchased                           0            0            0           0            0              0
  Repurchase Agreements                          4,823            0            0           0            0          4,823
Total Interest and non interest
  bearing liabilities                          $26,080      $33,196      $30,533      $9,606       $4,587       $104,002

Interest sensitivity gap                         9,522      (22,948)     (13,791)        262       27,508            553
Cumulative gap                                   9,522      (13,426)     (27,217)    (26,955)         553

Ratio interest sensitive assets
to interest-sensitive liabilities                 1.37         0.31         0.55        1.03         7.00           1.01

Ratio of cumulative gap to
 total earning assets                            9.11%      -12.84%      -26.03%     -25.78%        0.53%

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2002, the Company's Tier I capital represented 12.36% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.61% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At March 31, 2002, total capital to total assets was 9.37%.

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

                                               Heritage Bankshares, Inc.
                                                      (Registrant)

Date:  April 17, 2002

                                               BY: /s/ Robert J. Keogh
                                                  ------------------------------
                                                   Robert J. Keogh
                                                   President & CEO

                                               BY: /s/ Catherine P. Jackson
                                                  ------------------------------
                                                   Catherine P. Jackson
                                                   Chief Operating Officer