Form 10QSB
period 2002-06-30
HERITAGE BANKSHARES INC /VA
filed 2002-07-25
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

                       For the Quarter Ended June 30, 2002


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



Common stock, par value $5.00 per share: 779,975 shares outstanding as of 7/16/02

 HERITAGE BANKSHARES, INC.


Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


                     Consolidated Balance Sheets

                     Consolidated Statements of Income

                     Consolidated Statements of Stockholders' Equity

                     Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                                       June 30,        December 31,       June 30,
                                                                         2002              2001             2001
                                                                 ------------------------------------------------------
ASSETS
Cash and due from banks                                                    $6,300,540       $5,941,788      $3,824,134
Federal funds sold                                                          1,925,587        9,180,640       7,607,202
Securities available for sale                                              13,330,045       14,101,169      16,834,750
Securities held to maturity                                                 2,290,724        1,789,552       2,563,378
Loans, net of unearned income and allowance                                84,409,880       78,689,246      71,486,701
Loans held for sale                                                           367,000        2,253,100         796,725
Accrued interest receivable                                                   615,631          549,393         586,341
Premises and equipment                                                      2,400,494        2,428,391       2,473,234
Other real estate owned                                                       433,340          433,340         433,340
Other assets                                                                1,379,489        1,260,012       1,402,335
                                                                          -----------     ------------    ------------
                                                                         $113,452,730     $116,626,631    $108,008,140
                                                                         ============     ============    ============
LIABILITIES

Non-interest bearing deposits                                              19,853,398       19,948,266      16,939,458
Interest bearing deposits                                                  78,564,556       80,091,489      76,837,440
                                                                          -----------     ------------    ------------
                                                                           98,417,954      100,039,755      93,776,898
Short-term borrowings                                                          57,153           59,217          59,018
Securities sold under agreements to repurchase                              2,990,533        5,149,857       3,544,612
Accrued interest payable                                                      226,287          291,249         335,963
Other liabilities                                                             654,646          428,622         385,663
                                                                          -----------     ------------    ------------
                                                                          102,346,573      105,968,700      98,102,154
                                                                 ------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 779,975 shares                                     3,899,875        3,888,125       3,869,125
Additional paid-in capital                                                  (324,361)        (323,421)       (333,721)
Retained earnings                                                           7,309,217        6,880,776       6,239,358
Unrealized gains (losses) on investment securities                            221,426          212,451         131,224
                                                                          -----------     ------------    ------------

                                                                           11,106,157       10,657,931       9,905,986
                                                                 ------------------------------------------------------

                                                                         $113,452,730     $116,626,631    $108,008,140
                                                                         ============     ============    ============

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)                                                         Three months ended June 30,       Six months ended June 30,
                                                                    -----------------------------    ---------------------------
                                                                        2002            2001            2002            2001
                                                                   ------------------------------   ----------------------------
         Interest and fees on loans                                $1,647,822      $ 588,929        $3,162,670       $3,218,924
                                                                   ------------------------------   ----------------------------
         Interest on investment securities:
                           Available for sale                         180,090         198,586           368,576         382,969
                            Held to maturity                           33,567          42,502            65,668          86,537
                                                                      -------         -------           -------         -------
                                                                      213,657         241,088           434,244         469,506
                                                                   ------------------------------   ----------------------------

                  Interest on federal funds sold                       18,217         108,386            52,121         226,054
                                                                   ------------------------------   ----------------------------
                           Total interest income                    1,879,696       1,938,403         3,649,035       3,914,484
                                                                   ------------------------------   ----------------------------

                    Interest expense:
                       Interest on deposits                           622,369         927,333         1,271,218       1,844,116
                 Interest on short-term borrowings                     12,529          41,952            28,122          74,100
                                                                   ------------------------------   ----------------------------
                           Total interest expense                     634,898         969,285         1,299,340       1,918,216
                                                                   ------------------------------   ----------------------------

                            Net interest income                     1,244,798         969,118         2,349,695       1,996,268

                Provision for loan losses                              33,000             -              39,000             -
                                                                   ------------------------------   ----------------------------

           Net interest income after provision
                     for loan losses                                1,211,798         969,118         2,310,695       1,996,268

                   Noninterest income:
                         Services charges                              74,625          71,819           150,388         139,317
          Other                                                       114,115         107,902           260,607         194,706
                                                                   ------------------------------   ----------------------------
                                                                      188,740         179,721           410,995         334,023
                                                                   ------------------------------   ----------------------------

                   Noninterest expense:
                  Salaries and employee benefits                      471,824         422,727           933,920         840,417
          Other                                                       148,531         127,140           271,663         249,268
                        Occupancy expenses                             57,792          54,381           118,074         110,827
                        Automated services                             76,565          60,790           154,075         126,899
                  Furniture and equipment expense                      50,719          43,847           105,577          88,206
                        Taxes and licenses                             31,810          28,679            63,127          56,128
                          Director's fees                              17,350          10,100            33,800          21,300
                      Stationery and supplies                          18,064          17,712            33,621          34,184
                                                                   ------------------------------   ----------------------------
                                                                      872,655         765,376         1,713,857       1,527,229
                                                                   ------------------------------   ----------------------------

                Income before income taxes                            527,883         383,463         1,007,833         803,062

                    Income tax expense                                177,600         108,000           337,600         230,000

   Net income                                                        $350,283        $275,463          $670,233        $573,062

            Earnings per common share - basic                          $ 0.45          $ 0.36            $ 0.86          $ 0.74

          Earnings per common share - assuming dilution                $ 0.42          $ 0.34            $ 0.81          $ 0.72

                   Dividends per share                                 $ 0.31          $ 0.26            $ 0.31          $ 0.26

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
June 30, 2002
(unaudited)


                                                                                                  Other
                                              Common Stock        Additional                  Comprehensive
                                         ------------------------   Paid-in      Retained         Income
                                          Shares      Amount        Capital      Earnings         (Loss)           Total
                                         --------- -------------- ------------ ------------- ----------------- ------------
Balance, December 31, 2001               777,625    $ 3,888,125   $(323,421)    $6,880,777       $212,451       $10,657,932
                                                                                                                -----------

Net income for the six months
ended June 30, 2002                                                                670,233                          670,233
                                                                                                                    -------
      Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $4,624                                                                 8,975             8,975
                                                                                                                      -----

Total comprehensive income                                                                                          679,208

Stock options exercised in 2002            2,350         11,750        (940)            -              -             11,750

Less: Dividends paid in 2002                                                      (241,792)
                                         ----------------------------------------------------------------------------------

Balance,June 30, 2002                    779,975     $3,899,875   $(324,361)    $7,309,217      $ 221,426       $11,106,157
                                         =======     ==========   ==========    ==========      =========       ===========

Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)                                                                   June 30,      December 31,      June 30,
                                                                                2002            2001            2001
                                                                            ------------    ------------    ------------
Operating activities:
     Net income                                                             $    670,233    $  1,214,480    $    573,062
     Adjustments to reconcile to net cash
        provided by operating activities:
        Gain on sale of fixed assets                                              (7,332)           --              --
        Loss on disposal of fixed assets                                           1,295            --              --
        Provision for loan losses                                                 39,000          33,500            --
        Provision for depreciation and amortization                               86,372         162,768          79,424
        Amortization of investment security premiums,
           net of discounts                                                       38,053          24,560            (634)
        Deferred loan origination fees, net of costs                               2,216          16,709          (1,564)
        Changes in:
           Interest receivable                                                   (66,238)         85,829          48,881
           Interest payable                                                      (64,962)        (62,827)        (18,113)
           Loans held for sale                                                 1,886,100      (2,086,321)       (629,946)
           Other assets                                                         (124,115)        (29,224)       (128,843)
           Other liabilities                                                     226,024        (178,837)       (221,797)
                                                                            ------------    ------------    ------------
              Net cash provided by operating activities                        2,686,646        (819,363)       (299,530)
                                                                            ------------    ------------    ------------

Investing activities:
     Proceeds from maturities of available-for-sale securities                 3,306,809       7,784,961       3,644,986
     Proceeds from maturities, prepayments and calls of
        held-to-maturity securities                                               16,145       1,302,123         531,795
     Purchases of available-for-sale securities                               (2,555,426)           --        (7,632,323)
     Purchases of held-to-maturity securities                                   (522,016)     (8,936,482)           --
     Loan originations, net of principal repayments                           (5,761,850)     (9,058,250)     (1,803,933)
     Proceeds from sale  or disposal of land, premises and equipment              16,000            --              --
     Purchases of land, premises and equipment                                   (68,437)       (302,731)       (264,228)
                                                                            ------------    ------------    ------------
              Net cash used by investing activities                           (5,568,776)     (9,210,379)     (5,523,703)
                                                                            ------------    ------------    ------------

Financing activities:
     Net increase (decrease) in demand deposits, NOW and savings accounts     (2,005,818)      9,832,327       2,570,166
     Net increase in certificates of deposit                                     384,017       3,745,376       4,774,681
     Net increase  in securities sold under
        agreements to repurchase                                              (2,159,324)      2,860,938       1,255,693
     Net increase (decrease) in short-term borrowings                             (2,064)            732             533
     Common stock acquired                                                          --           (17,625)        (17,625)
     Net proceeds from exercise of stock options                                  10,810          29,300            --
     Cash dividends paid                                                        (241,792)       (201,195)       (201,195)
                                                                            ------------    ------------    ------------
              Net cash provided by financing activities                       (4,014,171)     16,249,853       8,382,253
                                                                            ------------    ------------    ------------

Increase in cash and cash equivalents                                         (6,896,301)      6,220,111       2,559,019
Cash and cash equivalents at beginning of period                              15,122,428       8,902,317       8,902,317
                                                                            ------------    ------------    ------------
Cash and cash equivalents at end of period                                  $  8,226,127    $ 15,122,428    $ 11,461,336
                                                                            ------------    ------------    ------------

     As shown on the Consolidated Balance Sheets:
        Cash and due from banks                                                6,300,540       5,941,788       3,824,134
        Federal funds sold                                                     1,925,587       9,180,640       7,607,202
                                                                            ------------    ------------    ------------
                                                                            $  8,226,127    $ 15,122,428    $ 11,431,336
                                                                            ------------    ------------    ------------
     Cash paid for:
        Interest on deposits and other borrowings                           $  1,327,742    $  3,692,182    $  1,936,329
                                                                            ------------    ------------    ------------
        Income Taxes                                                        $     56,000    $    429,833    $    395,000

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

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                Three months ended           Six months ended
                                                                     June 30,                     June 30,
                                                                     --------                     --------
                                                                2002         2001            2002         2001
                                                              ---------    ---------       ---------    ---------
Net income (numerator, basic and diluted)                     $ 350,283    $ 275,463       $ 670,233    $ 573,062
Weighted average shares outstanding (denominator)               779,975      774,325         779,725      774,825
                                                              ---------    ---------       ---------    ---------
Earnings per common share-basic                               $    0.45    $    0.36       $    0.86    $    0.74

Effect of dilutive securities
Weighted average shares outstanding                             779,975      775,325         779,725      774,825
Effect of stock options                                          47,244       27,161          42,922       17,675
                                                              ---------    ---------       ---------    ---------
Diluted average shares outstanding (denominator)                827,219      802,486         822,647      792,500
Earnings per common share-assuming dilution                   $    0.42    $    0.34       $    0.81    $    0.72


Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                   For The Six Months Ended June 30,
                                         2002                     2001
                                       ---------------------------------
 Net Income                            $670,233                 $573,062
Other Comprehensive Income:
  Unrealized gain on securities
  available-for-sale, net of tax          8,975                  112,511
                                       --------                 --------
Total Comprehensive Income             $679,208                 $685,573

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary
----------------

     For the six months ended June 30, 2002, net income for Heritage Bankshares, Inc. totaled $670 thousand, a 17% increase over the $573 thousand reported for the same period in 2001. Heritage Bank & Trust earned $685 thousand and net holding company expenses were less than $15 thousand. Dilutive earnings per common share were $.81 at June 30, 2002 and $.72 at June 30, 2001.

Net Interest Income
-------------------

     Net interest income for the first six months of 2002 increased 17.7% to $2.35 million from the $2.00 million reported for the same period in 2001. The 6.78% decrease in interest income was offset by a 32% decrease in interest expense. This result was achieved through loan growth and lower interest rates on the Bank's interest earning liabilities. Net loans grew 18% or $12.92 million to $84.41 million. Net loans at June 30, 2001 were $71.49 million.

 Allowance For Loan Losses
 -------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at June 30, 2002 and 2001 was $ 1.07 million and $1.04 million, respectively. As a percentage of loans outstanding, the allowance was 1.25% at June 30, 2002 and 1.42% at June 30, 2001. At June 30, 2002, the allocated portion of the allowance totaled $566 thousand and the un-allocated portion totaled $503 thousand. At June 30, 2001, the allocated portion totaled $415 thousand and the un-allocated portion totaled $631 thousand.

     Net charge-offs during the first six months of 2002 were $55 thousand. During that same period in 2001 the Bank's net charge-offs were $24 thousand. At June 30, 2002 loans 90 days or more past due and still accruing and loans on non-accrual status were $36 thousand compared to June 30, 2001 when such loans were $180 thousand.

Other Income
------------

     During the first six months of 2002 other income totaled $411 thousand, increasing $77 thousand or 23% over the $334 thousand reported in 2002. This was chiefly due to an increase in the volume of mortgage loans sold in the secondary market and a gain on the sale of an asset. Fees from mortgage loans sold as of June 30, 2002 totaled $113 thousand compared to $59 thousand for the same period in 2001. The net gain from the sale of an asset was $7 thousand. Fees from deposit account services increased 8% from $139 thousand to $150 thousand due to higher volumes.

Other Expenses
--------------

     For the six months ended June 30, 2002 other expenses totaled $1.71 million, a 12% increase over the $1.53 million reported for the same period in 2001. The increase is primarily attributable increased data processing costs associated with higher account volume, increased ATM and debit card activity and the addition of an online banking product. As a percent of average assets, non-interest expenses were 2.98% in the first six months of 2002 compared to 2.92% in the same period of 2001. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at June 30, 2002 and June 30, 2001 was 62% and 66% respectively.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $1.93 million the Company had invested in federal funds on June 30, 2002. Also, as of June 30, 2002 the Company had $6.03 million in investment securities that mature or re-price within one year. Additionally, $33.5 million or 40% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At June 30, 2002, the ratio of net loans to total deposits was 86% compared to 77% for the same period in 2001. Certificates of deposit over $100,000 were $17.08 million at June 30, 2002 compared to $17.83 million for the same period in 2001. These large denomination certificates of deposit represented 18% of total deposits at June 30, 2002 and 19% at June 30, 2001.

  The following table presents the Company's interest sensitivity position at June 30, 2002. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

Heritage Bankshares, Inc
Interest Sensitivity Analysis
 June 30, 2002




                                                       Over 3       Over 1
                                        Within 1       months        year      Over 3 years
                                        through 3    through 12    through 3     through 5
                                         months        months        years         years       Over 5 years       Total
                                       ------------ ------------- ------------ -------------- ---------------- -------------
Earning assets:
  Federal funds                            $ 1,926       $     0      $     0         $    0          $     0      $  1,926

  Investment securities                      1,589         4,436        6,911          1,233            1,116        15,285
  Loans                                     27,963         5,546       10,286          8,023           33,661        85,479
Total Earning Assets                       $31,478       $ 9,982      $17,197         $9,256          $34,777      $102,690

Interest and non-interest bearing liab:

  Commercial DDA                           $ 7,426       $     0      $ 4,456        $ 2,971           $    0      $ 14,853
   Personal DDA                                  0             0        3,000          1,000            1,000         5,001
  TT&L Note                                     57             0            0              0                0            57
  Savings                                        0             0        3,977          1,326            1,326         6,629
  Money Market                                   0         2,680        2,680              0                0         5,361
  NOW                                            0             0        7,735          2,578            2,578        12,891
  Certificates                              12,698        29,696        8,589          2,676               25        53,684
   Federal Funds Purchased                       0             0            0              0                0             0
  Repurchase Agreements                      2,991             0            0              0                0         2,991
Total Interest and non interest
  bearing liabilities                      $23,172       $32,376      $30,438        $10,551           $4,929      $101,466


Interest sensitivity gap                     8,306       (22,394)     (13,241)        (1,295)          29,848         1,224

Cumulative gap                               8,306       (14,089)     (27,329)       (28,624)           1,224

Ratio interest sensitive assets
to interest-sensitive liabilities             1.36          0.31         0.56           0.88             7.06          1.01

Ratio of cumulative gap to
 total earning assets                         8.09%       -13.72%      -26.61%        -27.87%            1.19%

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2002, the Company's Tier I capital represented 12.38% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.58% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At June 30, 2002, total capital to total assets was 9.45%.

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

                                           Heritage Bankshares, Inc.
                                           (Registrant)

Date:  July 17, 2002

                                           BY: /s/ Robert J. Keogh
                                              ----------------------------
                                              Robert J. Keogh
                                              President & CEO

                                           BY: /s/ Catherine P. Jackson
                                              ----------------------------
                                              Catherine P. Jackson
                                              Chief Operating Officer