Form 10QSB
period 2002-09-30
HERITAGE BANKSHARES INC /VA
filed 2002-11-13
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [No Fee Required]

                    For the Quarter Ended September 30, 2002


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

                                       YES_x_ NO___




Common stock, par value $5.00 per share: 783,275 shares outstanding as of 10/22/02

 HERITAGE BANKSHARES, INC.


Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


                     Consolidated Balance Sheets

                     Consolidated Statements of Income

                     Consolidated Statements of Stockholders' Equity

                     Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                                      September 30,      December 31,    September 30,
                                                                           2002              2001             2001
                                                                    ------------------- ---------------- ---------------
ASSETS                                                                  (unaudited)                        (unaudited)
Cash and due from banks                                                     $7,020,720       $5,941,788      $6,163,635
Federal funds sold                                                          20,756,095        9,180,640       1,834,845
Securities available for sale                                               12,935,220       14,101,169      14,395,201
Securities held to maturity                                                  2,047,656        1,789,552       3,604,932
Loans, net of unearned income and allowance                                 82,264,866       78,689,246      76,840,616
Loans held for sale                                                          2,058,387        2,253,100         713,278
Accrued interest receivable                                                    572,595          549,393         720,073
Premises and equipment                                                       2,404,895        2,428,391       2,453,243
Other real estate owned                                                        433,340          433,340         433,340
Other assets                                                                 1,372,931        1,260,012       1,317,780
                                                                          ------------     ------------    ------------
                                                                          $131,866,705     $116,626,631    $108,476,943
                                                                          ============     ============    ============
LIABILITIES
Non-interest bearing deposits                                               22,239,639       19,948,266      18,215,405
Interest bearing deposits                                                   92,883,320       80,091,489      76,172,333
                                                                          ------------     ------------    ------------
                                                                           115,122,959      100,039,755      94,387,738
Short-term borrowings                                                           52,817           59,217          50,710
Securities sold under agreements to repurchase                               4,487,741        5,149,857       3,012,595
Accrued interest payable                                                       227,401          291,249         363,608
Other liabilities                                                              437,044          428,622         316,967
                                                                          ------------     ------------    ------------

                                                                           120,327,962      105,968,700      98,131,618
                                                                          ------------     ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 783,275 shares                                      3,916,375        3,888,125       3,869,125
Additional paid-in capital                                                    (312,211)        (323,421)       (333,721)
Retained earnings                                                            7,645,085        6,880,776       6,549,990
Unrealized gains (losses) on investment securities                             289,493          212,451         259,931
                                                                          ------------     ------------    ------------
                                                                            11,538,743       10,657,931      10,345,325
                                                                          ------------     ------------    ------------

                                                                          $131,866,705     $116,626,631    $108,476,943
                                                                          ============    =============    ============

Heritage Bankshares, Inc
Consolidated Statement of Income
(Unaudited)                                             Three months ended               Nine months ended
                                                          September 30,                    September 30,
                                                   -----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                     ----------      ----------      ----------      ----------
         Interest and fees on loans                  $1,643,127      $1,645,087      $4,805,797      $4,864,011
                                                     ----------      ----------      ----------      ----------
         Interest on investment securities:
               Available for sale                       159,347         231,466         527,923         614,435
               Held to maturity                          32,264          33,925          97,932         120,463
                                                     ----------      ----------      ----------      ----------
                                                        191,611         265,391         625,855         734,898
                                                     ----------      ----------      ----------      ----------
         Interest on federal funds sold                  41,048          54,162          93,169         280,216
                                                     ----------      ----------      ----------      ----------
                  Total interest income               1,875,786       1,964,640       5,524,821       5,879,125
                                                     ----------      ----------      ----------      ----------
Interest expense:
         Interest on deposits                           628,478         872,935       1,899,696       2,717,051
         Interest on short-term borrowings               13,994          36,632          42,116         110,732
                                                     ----------      ----------      ----------      ----------
                  Total interest expense                642,472         909,567       1,941,812       2,827,783
                                                     ----------      ----------      ----------      ----------

                  Net interest income                 1,233,314       1,055,073       3,583,009       3,051,342
Provision for loan losses                                30,000          19,000          69,000          19,000
                                                     ----------      ----------      ----------      ----------
Net interest income after provision
 for loan losses                                      1,203,314       1,036,073       3,514,009       3,032,342

Noninterest income:
         Services charges                                72,445          76,732         222,833         216,049
           Other                                        105,359         104,480         365,966         299,186
                                                     ----------      ----------      ----------      ----------
                                                        177,804         181,212         588,799         515,235
                                                     ----------      ----------      ----------      ----------
Noninterest expense:
         Salaries and employee benefits                 483,942         427,203       1,417,862       1,267,620
         Other                                          151,464         113,672         423,127         362,940
         Occupancy expenses                              61,475          59,921         179,549         170,748
         Automated services                              71,700          63,596         225,775         190,495
         Furniture and equipment expense                 51,628          49,889         157,205         138,095
         Taxes and licenses                              30,367          28,868          93,494          84,996
         Director's fees                                 14,650          12,400          48,450          33,700
         Stationery and supplies                         19,324          21,105          52,945          55,289
                                                     ----------      ----------      ----------      ----------
                                                        884,550         776,654       2,598,407       2,303,883
                                                     ----------      ----------      ----------      ----------

Income before income taxes                              496,568         440,631       1,504,401       1,243,694

Income tax expense                                      160,700         130,000         498,300         360,000
                                                     ----------      ----------      ----------      ----------

Net income                                            $ 335,868       $ 310,631      $1,006,101       $ 883,694
                                                     ----------      ----------      ----------      ----------
Earnings per common share - basic                     $    0.43       $    0.40      $     1.29       $    1.14
Earnings per common share - assuming dilution         $    0.40       $    0.38      $     1.22       $    1.10
Dividends per share                                   $      -        $     -        $     0.31       $    0.26

Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
September 30, 2002
(unaudited)

                                                                                                  Other
                                                                  Additional                  Comprehensive
                                              Common Stock          Paid-in      Retained         Income
                                         ------------------------
                                          Shares      Amount        Capital      Earnings         (Loss)           Total
                                         --------- -------------- ------------ ------------- ----------------- ---------------
Balance, December 31, 2001               777,625    $ 3,888,125   $(323,421)    $6,880,777       $212,451       $10,657,931
                                                                                                                -----------

Net income for the nine months
ended September 30, 2002                                                         1,006,101                        1,006,101

Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $4,624                                                                77,043            77,043
                                                                                                                -----------

Total comprehensive income                                                                                        1,083,144

Stock options exercised in 2002           5,650       28,250        11,210          -               -                39,460

Less: Dividends paid in 2002                                                      (241,792)                        (241,792)
                                         -------    ----------    ---------     ----------      ---------       -----------

Balance,September 30, 2002               783,275    $3,916,375    $(312,211)    $7,645,085      $ 289,493       $11,538,743
                                         =======    ==========    ==========    ==========      =========       ===========


Heritage Bankshares, Inc.
Consolidated Statement of Cash Flows
(unaudited)                                                               September 30,       December 31,       September 30,
                                                                               002               2001                 2001
                                                                           -----------       ------------         -----------
Operating activities:
Net income                                                                 $ 1,006,101        $ 1,214,480          $  883,694
Adjustments to reconcile to net cash provided by
 operating activities:

 Gain on sale of fixed assets                                                   (7,332)                 -                   -

 Loss on disposal of fixed assets                                                1,295                  -                   -

 Provision for loan losses                                                      69,000             33,500              19,000

 Provision for depreciation and amortization                                   129,622            162,768             121,204

 Amortization of investment security premiums, net of discounts                 55,522             24,560               9,764

 Deferred loan origination fees, net of costs                                    4,135             16,709              15,495
Changes in:

  Interest receivable                                                          (23,202)            85,829             (84,851)

  Interest payable                                                             (63,848)           (62,827)              9,532

  Loans held for sale                                                          194,713         (2,086,321)           (546,499)

  Other assets                                                               (152,868)           (29,224)           (110,593)

  Other liabilities                                                              8,422           (178,837)           (290,493)
                                                                           -----------       ------------         -----------

   Net cash provided by operating activities                                 1,221,561          (819,363)              26,253
                                                                           -----------       ------------         -----------

Investing activities:

 Proceeds from maturities of available-for sale securities                   4,338,062          7,784,961           5,217,265
 Proceeds from maturities, prepayments and calls of

  held-to-maturity securities                                                  261,935          1,302,123             542,125

 Purchases of available-for-sale securities                                 (3,103,666)                 -          (7,632,323)

 Purchases of held-to-maturity securities                                     (527,016)        (8,936,482)                  -

 Loan originations, net of principal repayments                             (3,648,755)        (9,058,250)         (7,193,906)

 Proceeds from sale or disposal of land, premises and equipment                 16,000                  -                   -

 Purchases of land, premises and equipment                                    (116,089)          (302,731)           (286,019)
                                                                           -----------       ------------         -----------

  Net cash used by investing activities                                     (2,779,530)        (9,210,379)         (9,352,858)
                                                                           -----------       ------------         -----------

Financing activities:

Net increase in demand deposits, NOW and savings accounts                   11,148,856          9,832,327           4,626,556

Net increase in certificates of deposit                                      3,934,348          3,745,376           3,299,131

Net increase (decrease) in securities sold under agreements to
  repurchase                                                                  (662,116)         2,860,938             723,676

Net increase (decrease) in short-term borrowings                                (6,400)               732              (7,775)

Common stock acquired                                                                -            (17,625)            (17,625)

Net proceeds from exercise of stock options                                     39,460             29,300                   -

Cash dividends paid                                                           (241,792)          (201,195)           (201,195)
                                                                           -----------       ------------         -----------

  Net cash provided by financing activities                                 14,212,356         16,249,853           8,422,768
                                                                           -----------       ------------         -----------


Increase in cash and cash equivalents                                       12,654,387          6,220,111           (903,837)

Cash and cash equivalents at beginning of period                           $15,122,428          8,902,317           8,902,317
                                                                           -----------       ------------         -----------
Cash and cash equivalents at end of period                                 $27,776,815       $ 15,122,428         $ 7,998,480
                                                                           -----------       ------------         -----------


As shown on the Consolidated Balance Sheets:

   Cash and due from banks                                                  $7,020,720          5,941,788           6,163,635

   Federal funds sold                                                       20,756,095          9,180,640           1,834,845
                                                                           -----------       ------------         -----------
                                                                           $27,776,815       $ 15,122,428         $ 7,998,480
                                                                           -----------       ------------         -----------
Cash paid for:
   Interest on deposits and other borrowings                               $ 1,969,100        $ 3,692,185         $ 2,818,251
                                                                           -----------       ------------         -----------
   Income taxes                                                             $  480,812         $  429,833          $  515,000

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

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                             Three months ended            Nine months ended
                                                                September 30,                 September 30,
                                                                -------------                 ------------

                                                                2002         2001            2002         2001
                                                              --------     --------        ----------    --------
Net income (numerator, basic and diluted)                     $335,868     $310,631        $1,006,101    $883,694
Weighted average shares outstanding (denominator)              781,075      773,825           780,175     774,492
                                                              --------     --------        ----------    --------
Earnings per common share-basic                               $   0.43     $   0.40        $     1.29    $   1.14

Effect of dilutive securities
Weighted average shares outstanding                            781,075      773,825         780,175       774,492
Effect of stock options                                         50,304       37,161          44,683        25,852
                                                              --------     --------        --------      --------
Diluted average shares outstanding (denominator)               831,379      810,986         824,858       800,344
Earnings per common share-assuming dilution                   $   0.40     $   0.38        $   1.22      $   1.10


Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                   For The Nine Months Ended September 30,
                                          2002                        2001
                                    --------------------------------------------
 Net Income                            $1,006,101                   $883,694
Other Comprehensive Income:
  Unrealized gain on securities
  available-for-sale, net of tax           77,043                    241,218
                                       ----------                 ----------
Total Comprehensive Income             $1,083,144                 $1,124,912

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary
----------------

     For the nine months ended September 30, 2002, net income for Heritage Bankshares, Inc. totaled $1.01 million, a 14% increase over the $884 thousand reported for the same period in 2001. Heritage Bank & Trust earned $1.03 million and net holding company expenses were $23 thousand. Dilutive earnings per common share were $1.22 at September 30, 2002 and $1.10 at September 30, 2001.

Net Interest Income
-------------------

     Net interest income for the first nine months of 2002 increased 17.4% to $3.58 million from the $3.05 million reported for the same period in 2001. The 6.03% decrease in interest income was offset by a 31% decrease in interest expense. This result was achieved through loan growth and lower interest rates on the Bank's interest bearing liabilities. At September 30, 2002 the yield on interest earning assets was 6.96% while the yield on interest bearing liabilities was 3.09%. At September 30, 2001 those yields were 7.99% and 4.80%, respectively. Net loans grew 7% or $5.42 million to $82.26 million. Net loans at September 30, 2001 were $76.84 million. Deposits at September 30, 2002 were $115.12 million due to temporary increases in interest bearing accounts. The Company estimates those temporary funds totaled approximately $10.43 million. Deposits at September 30, 2001 were $94.39 million.

Allowance For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at September 30, 2002 and 2001 was $ 1.09 million and $1.03 million, respectively. As a percentage of loans outstanding, the allowance was 1.31% at September 30, 2002 and 1.32% at September 30, 2001. At September 30, 2002, the allocated portion of the allowance totaled $555 thousand and the un-allocated portion totaled $538 thousand. At September 30, 2001, the allocated portion totaled $469 thousand and the un-allocated portion totaled $562 thousand.

     Net charge-offs during the first nine months of 2002 were $61 thousand. During that same period in 2001 the Bank's net charge-offs were $43 thousand. At September 30, 2002 loans 90 days or more past due and still accruing and loans on non-accrual status were $75 thousand compared to September 30, 2001 when such loans were $99 thousand.

Other Income
------------

     During the first nine months of 2002 other income totaled $589 thousand, increasing $74 thousand or 14% over the $515 thousand reported in 2002. This was chiefly due to an increase in the volume of mortgage loans sold in the secondary market and a gain on the sale of an asset. Fees from mortgage loans sold as of September 30, 2002 totaled $147 thousand compared to $96 thousand for the same period in 2001. Increased fees from ATM, debit and credit card fees resulted in an 8% increase in other fee income. Fees from deposit account services increased 3% from $222 thousand to $216 thousand due to higher volumes.

Other Expenses
--------------

     For the nine months ended September 30, 2002 other expenses totaled $2.60 million, a 13% increase over the $2.30 million reported for the same period in 2001. The increase is primarily attributable to higher salary and benefits expenses and to higher data processing costs. These increased data processing costs are due to higher account volume, increased ATM and debit card activity and the addition of an online banking product. As a percent of average assets, non-interest expenses were 2.97% in the first nine months of 2002 compared to 2.90% in the same period of 2001. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at September 30, 2002 and September 30, 2001 was 62% and 65% respectively.

Interest Sensitivity and Liquidity

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $20.76 million the Company had invested in federal funds on September 30, 2002. Also, as of September 30, 2002 the Company had $5.77 million in investment securities that mature or re-price within one year. Additionally, $31.62 million or 38% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At September 30, 2002, the ratio of net loans to total deposits was 71% compared to 81% for the same period in 2001. Certificates of deposit over $100,000 were $17.94 million at September 30, 2002 compared to $16.83 million for the same period in 2001. These large denomination certificates of deposit represented 16% of total deposits at September 30, 2002 and 18% at September 30, 2001.

  The following table presents the Company's interest sensitivity position at September 30, 2002. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

Heritage Bankshares, Inc.
Interest Sensitivity Analysis (1)
September 30, 2002


                                          Within       Over 3       Over 1 Yr     Over 3 Yr
                                        1 through 3    through       through       through         Over
                                          Months      12 months       3 yrs         5 yrs          5 yrs          Total
                                       ------------ ------------- ------------ -------------- ---------------- -------------
Earning assets:

  Federal funds                            $20,756            $0           $0             $0               $0       $20,756
  Investment securities                      1,735         4,032        5,889          1,231            1,657       $14,544
  Loans                                     27,131         4,487        9,739          9,513           32,488        83,358
Total Earning Assets                       $49,622        $8,519      $15,628        $10,744          $34,145      $118,658

Interest and non-interest bearing liab:

  Commercial DDA                            $9,006            $0       $5,403         $3,602               $0       $18,011
  Personal DDA                                   0             0        2,537            846              846         4,228
  TT&L Note                                     53             0            0              0                0            53
  Savings                                        0             0        3,387          1,129            1,129         5,644
  Money Market                                   0         3,039        3,039              0                0         6,078
  NOW                                            0             0       14,356          4,785            4,785        23,927
  Certificates                              12,596        26,120       11,977          4,194             2347        57,234
  Federal Funds Purchased                        0             0            0              0                0             0
  Repurchase Agreements                      4,488             0            0              0                0         4,488
Total Interest and non interest
  bearing liabilities                      $26,142       $29,159      $40,699        $14,556           $9,107      $119,663


Interest sensitivity gap                    23,480       (20,640)     (25,071)        (3,812)          25,038        (1,005)

Cumulative gap                              23,480         2,840      (22,231)       (26,043)          (1,005)

Ratio interest sensitive assets
to interest-sensitive liabilities             1.90          0.29         0.38           0.74             3.75          0.99

Ratio of cumulative gap to
 total earning assets                       19.79%         2.39%      (18.74%)       (21.95%)          (0.85%)

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2002, the Company's Tier I capital represented 12.22% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.41% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At September 30, 2002, total capital to total assets was 9.64%.

Part II .  Other Information

The management of the Company including Mr. Robert J. Keogh as President and Chief Executive Officer and Mrs. Catherine P. Jackson as Chief Operating Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 11, 2002, the date of the conclusion evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.




Item I.  Legal Proceedings

     The Company is subject to claims and other legal actions that arise primarily in the ordinary course of business. Based on presently available information, there are no such claims involving the Company.

Item V.  Other Information

None required

Item VI.  Exhibits and Reports on Form 8-K

a) Exhibits

    None.

b) Reports on Form 8-K

    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Heritage Bankshares, Inc.
                                        (Registrant)

Date:  November 11, 2002

                                        BY: /s/ Robert J. Keogh
                                           ---------------------------
                                              Robert J. Keogh
                                              President & CEO

                                        BY: /s/ Catherine P. Jackson
                                           ---------------------------
                                              Catherine P. Jackson
                                              Chief Operating Officer

                                  CERTIFICATION

I, Robert J. Keogh, certify that:

1. I have reviewed this quarterly report of Form 10-QSB of Heritage Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

Date:  November 11, 2002                         /s/ Robert J. Keogh
       -----------------                        ----------------------------
                                                Robert J. Keogh
                                                President and
                                                Chief Executive Officer

                                  CERTIFICATION

I, Catherine P. Jackson certify that:

1. I have reviewed this quarterly report of Form 10-QSB of Heritage Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


Date:  November 11, 2002                         /s/ Catherine P. Jackson
       -----------------                        ----------------------------
                                                Catherine P. Jackson
                                                Chief Operating Officer