Form 10KSB
period 2002-12-31
HERITAGE BANKSHARES INC /VA
filed 2003-03-26
CIK 719731

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended December 31, 2002       Commission File No. 0-11255

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


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB of any amendment to this Form 10-KSB. [x]


State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21 2003: $12,308,151

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 21 2003 Common Stock, $5 Par Value - 786,025
--------------------------------------------------------------------------------

*In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $19.65 per share and voting stock held by non-affiliates of the registrant March 21, 2003 of 626,369.

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

Part I

Item 1.  BUSINESS

General

         Heritage Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly owned banking subsidiary. The total consolidated assets of the Company on December 31, 2002 were $128.1 million.

The Bank

         Heritage Bank & Trust, a state banking corporation, is engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2002, the Bank had assets of $127.9 million, with total loans of $82.55 million and deposits of $111.09 million.

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

Sentinel Trust Services, L.L.C. and Sentinel Financial Group, Inc. (formerly Sentinel Title Services, Inc.)

         Sentinel Trust Services, L.L.C. is a wholly owned subsidiary of the Company. Sentinel Financial Group, Inc. (formerly Sentinel Title Services, Inc.) is a wholly owned subsidiary of Heritage Bank & Trust. These entities own an interest in providers of various insurance products, investment products and trust services. The strategic relationship with these entities provides the Bank with the ability to provide these services to its customers. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments.

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

Employees

         The Company and the Bank have 51 employees. Of this total, 42 are full-time and 9 are part-time. Management considers its employee relations to be excellent.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the OTC Bulletin Board under the symbol HBKS.ob. At March 21, 2003, there are 1,014 record holders of the 786,025 outstanding shares of common stock. As of March 21, 2003, the most recent sales price of common stock known to the Company is $19.65 per share.

         The following table sets forth the trading range for the common stock by calendar quarters for the past two years.

Calendar Quarter

                          HIGH         LOW
2002
Fourth Quarter           $21.50       $18.60
Third Quarter             19.00        17.25
Second Quarter            18.75        15.34
First Quarter             15.75        14.75

2001
Fourth Quarter           $15.00       $14.10
Third Quarter             15.10        14.00
Second Quarter            15.00        11.03
First Quarter             11.75        10.63


         The Company's Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company's financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company's principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.31 and $.26 per share in 2002 and 2001, respectively. On December 18, 2002 the Company declared a semi-annual dividend of $.16 per share to shareholders of record as of December 27, 2002. That dividend was paid on January 24, 2003. These dividends represented a dividend payout ratio of 27% in 2002 and 17% in 2001. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW:

         Heritage Bankshares, Inc. (the "Company"), recorded net income in 2002 of $1.36 million, $150 thousand ahead of the $1.21 million reported in 2001. Heritage Bank & Trust earned $1.38 million and Heritage Bankshares, Inc. recorded a loss of $16 thousand. That earnings level represents a return on average assets of 1.15% and 1.12% at December 31, 2002 and December 31, 2001, respectively. The return on average equity was 12.16% at December 31, 2002 compared to 12.04% at December 31, 2001. On a diluted per share basis, net income for 2002 was $1.65 compared to the $1.51 earned in 2001.

         The Bank's principal source of revenue is net interest income, the amount by which interest income exceeds interest expense. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. Tax-equivalent net interest income increased $618 thousand from 2001. The net interest yield margin for 2002 was 4.50% compared with 4.24% in 2001. Despite an 8.11% increase in average earning assets, the falling interest rate environment negatively impacted the net interest margin. Conversely, the falling rate environment positively impacted the net interest margin by reducing costs for the Bank's interest bearing liabilities. The average yield on interest earning assets decreased from 7.89% to 6.90% while the average yield on interest bearing liabilities decreased from 4.55% to 3.02%. Average earning assets grew $8.08 million while average interest bearing liabilities grew $7.15 million.

         The provision for loan losses is charged to operations in an amount sufficient to maintain the allowance for loan losses at a level management considers adequate to provide for future losses inherent in the loan portfolio. Loans are charged against this allowance when management perceives the collection of the loan is unlikely. The level of the allowance is based on management's ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank's service area. The 2002 provision for loan losses was $99 thousand compared to the 2001 provision of $34 thousand. The allowance for loan losses of $1.09 million at year-end 2002 and 2001, respectively reflects an allowance to year-end loans ratio of 1.32% and 1.36%, respectively.

         Noninterest income is largely derived from fee-based services and mortgage banking activities. Total noninterest income increased $132 thousand to $847 thousand. The ratio of noninterest income to average assets of .72% compared to .66% in 2001. Fees related to mortgage banking activities increased $106 thousand reaching $250 thousand in 2002 compared to $144 thousand in 2001. Fees related to credit and debit card usage increased $15 thousand totaling $117 thousand in 2002 compared to $101 thousand in 2001.

         Noninterest expense totaled $3.53 million for 2002, compared with $3.09 million in 2001. The ratio of noninterest expense to average assets was 2.98% compared to the 2.86% reported in 2001. This ratio reflects the Company's successful management of overhead and other related expenses.

         Total loans at December 31, 2002 were $82.55 million compared with $79.77 million at December 31, 2001. Loans secured by real estate increased $4.66 million while construction lines of credit decreased $1.94 million from year-end 2001.

         Deposits increased $10.58 million or 10.58% to $110.62 million compared to $100.04 million at December 31, 2001. Noninterest bearing deposits increased $1.68 million to $21.62 million compared to $19.95 million at December 31, 2001. Interest bearing deposits grew $8.91 million to $89.00 million from $80.09 million at December 31, 2001.

BANK LIQUIDITY:

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


Table 1:
Selected Liquidity Statistics
For the year ended December 31,
                                                    2002            2001
                                               --------------------------
                                                 (Dollars in thousands)


Available short-term assets (1)                  $26,303         $18,879

Certificates of deposit $100,000 and over         20,226          18,390
                                               --------------------------
Net available short-term assets                   $6,077            $489
                                               --------------------------
Ratio of available short-term assets to
certificates $100,000 and over                       130%            103%

Ratio of loans to deposits                            75%             80%

Ratio of certificates $100,000 and over to
   total assets                                       16%             16%

(1) As of December 31, 200, available short-term assets include cash of $8,879,000, federal funds sold of $13,423,000 and held-to-maturity and available-for-sale securities maturing within one year of $250,000 and $3,751,000, respectively. As of December 31, 2001, available short-term assets include cash of $5,942,000, federal funds sold of $9,181,000 and held-to-maturity and available-for-sale securities maturing within one year of $493,000 and $3,263,000, respectively.

         The Company's Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 2002, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $22.30 million. The Company's cash and cash equivalents increased $7.18 million from $15.12 million at December 31, 2001.

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

CAPITAL:

         Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

         Stockholders' equity at December 31, 2002 was $11.76 million compared to $10.66 million at the end of 2001. Book value per share increased from $13.71 at December 31, 2001 to $14.99 at December 31, 2002.

         The following table provides information on the Company's risk-based, leverage and capital ratios at December 31, 2002 and 2001.

Table 2:
Capital Ratios
For the year ended December 31,

                                                  2002               2001
                                              -----------------------------
                                                 (Dollars in thousands)

Risk-based capital:
Tier I Capital
   Stockholders' equity                         $11,498            $10,445
Tier II Capital
    Allowance for loan losses (limited)           1,088              1,068
                                               --------           --------
Total                                           $12,586            $11,513
                                               ========           ========

Risk adjusted assets                            $89,985            $85,392

Risk-based capital ratios:
   Tier I                                         12.78%             12.23%
   Total                                          13.99%             13.48%

Leverage ratio                                     9.72%              9.67%
Primary capital ratio                              9.74%              9.80%


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

         The following table presents the Company's interest sensitivity position at December 31, 2002. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

Table 3:
Interest Sensitivity Analysis
 December 31, 2002

                                         Within         Over         Over          Over            Over
                                          1-3-          3-12          1-3          3 - 5             5
                                         months        months        years         years           years          Total
                                       -------------------------------------------------------------------------------------
Earning assets:
  Federal funds                            $13,423            $0           $0             $0               $0       $13,423

  Investment securities                        793         5,566        7,295            194            1,650       $15,498
  Loans                                     25,073         3,511       13,180         10,127           30,663        82,554
Total Earning Assets                       $39,289        $9,077      $20,475        $10,321          $32,313      $111,475

Interest and non-interest bearing liabilities:

  Commercial DDA                            $8,690            $0       $5,214         $3,476               $0       $17,380
   Personal DDA                                  0             0        2,546            849              849         4,243
  TT&L Note                                     65             0            0              0                0            65
  Savings                                        0             0        2,771            924              924         4,619
  Money Market                                   0         2,975        2,975              0                0         5,950
  NOW                                            0             0       10,299          3,433            3,433        17,166
  Certificates                              12,901        23,555       15,390          5,673            3,747        61,266
   Federal Funds Purchased                       0             0            0              0                0             0
  Repurchase Agreements                      4,468             0            0              0                0         4,468
Total Interest and non interest
  bearing liabilities                      $26,124       $26,530      $39,195        $14,355           $8,953      $115,157


Interest sensitivity gap                    13,165       (17,453)     (18,720)        (4,034)          23,360        (3,682)

Cumulative gap                              13,165        (4,288)     (23,008)       (27,042)          (3,682)

Ratio interest sensitive assets
to interest-sensitive liabilities             1.50          0.34         0.52           0.72             3.61          0.97

Ratio of cumulative gap to
 total earning assets                        11.81%        (3.85%)     (20.64%)       (24.26%)          (3.30%)

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

Table 4:  Components of Net Interest Income
For the years ended December 31,                                     2002                                   2001
                                                                   -----------------------------------------------
(Dollars in thousands)

                                                      Average                   Average     Average                 Average
                                                      Balance(1)   Interest   yield/rate   Balance(1)   Interest   yield/rate
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))                      $82,925     $6,451     7.78%         $74,859     $6,560       8.76%
Investment securities-taxable (4)                          15,420        777     5.04%          16,290        921       5.65%
Investment securities- non-taxable (1) (4)                    871         65     7.46%             778         55       7.07%
Federal Funds                                               8,500        135     1.59%           7,710        321       4.16%
                                                      ---------------------------------    -----------------------------------
Total Interest earning assets                            $107,716     $7,428     6.90%         $99,637     $7,857       7.89%
Noninterest earning assets:
Cash and due from banks                                     5,831                                4,080

Allowance for loan losses                                  (1,086)                              (1,044)
Other real estate owned                                       433                                  433
Premises and equipment                                      2,410                                2,413
Other assets                                                2,986                                2,486
                                                            -----                                -----
Total Assets                                             $118,290                             $108,005

Liabilities and stockholders' equity
Interest bearing liabilities:
Money Market and NOW accounts                             $19,716       $171     0.87%         $17,348       $379       2.18%
Savings Deposits                                            5,916         75     1.27%           5,980        157       2.63%
Savings Certificates                                       43,331      1,840     4.25%          39,802      2,302       5.78%
Large denomination certificates                            12,184        440     3.61%          12,725        660       5.19%
Securities sold under agreements to repurchase              4,197         55     1.31%           3,770        129       3.42%
Short-term borrowings                                          47          1     2.13%              67          2       2.99%
                                                      ---------------------------------    -----------------------------------
Total interest bearing liabilities                        $85,391     $2,582     3.02%         $79,692     $3,629       4.55%

Noninterest bearing liabilities:
Demand deposits                                            20,771                               17,449
Other                                                         910                                  785
 Total Liabilities                                        107,072                               97,926
Stockholders' equity                                       11,219                               10,079
                                                      -----------                          -----------

  Total liabilities and stockholders' equity             $118,290                             $108,005
                                                         ========                             ========

Net interest earnings                                                 $4,846                               $4,228
                                                                      ======                               ======

Net interest yield  margin on average interest earning
 assets (taxable equivalent basis)                                               4.50%                                  4.24%
                                                                                 =====                                  =====

Less tax equivalent adjustment                                          ($54)                                ($65)
                                                                        ----                                 ----
Net interest income                                                   $4,792                               $4,163
                                                                      ======                               ======

 Net interest spread (taxable
    equivalent basis)                                                            3.87%                                  3.34%
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

Table 5:
Volume and Rate Analysis
For the years ended December 31,
(Dollars in thousands)

                                             2002 / 2001                           2001 / 2000
                                        (Dollars in thousands)                (Dollars in thousands)
                                         Increase (Decrease)                   Increase (Decrease)
                                          Due to Change in:                    Due to Change in:

                                    Volume      Rate       Total          Volume      Rate      Total
                                   --------------------------------      -------------------------------
Interest income (1):
  Loans                               $2,599   ($2,708)     ($109)            $464     ($258)      $206
  Taxable securities                     (47)      (97)      (144)             (60)      (75)      (135)
  Non-taxable securities                   7         3         10              (10)        -        (10)
  Federal funds sold                      37      (223)      (186)             147       (39)       108
                                   --------------------------------      -------------------------------
    Total interest income             $2,596   ($3,025)     ($429)            $541     ($372)      $169

Interest expense:
  Money Market and NOW
    Accounts                            $61      ($269)     ($208)             $23      ($90)      ($67)
  Savings                                (2)       (80)       (82)              78       (87)        (9)
  Certificates                          231       (693)      (462)             215        53        268
  Certificates of $100,000
    or more                             (27)      (193)      (220)              61       (44)        17
  Securities sold under
   agreements to repurchase              17        (91)       (74)              20       (12)         8
  Short-term borrowings                  (1)         -         (1)             (24)      (15)       (39)
                                   ---------------------------------------------------------------------
    Total interest expense              279     (1,326)    (1,047)             373      (195)       178


Net change in interest
  Earnings                            $2,317   ($1,699)      $618             $168     ($177)       ($9)

(1) Interest income includes taxable equivalent adjustments of $54,000 in 2002 and $65,000 in 2001 which are used to adjust interest on tax exempt assets to a fully taxable basis.

LOAN PORTFOLIO:

         The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the type and maturity of loans outstanding as of December 31, 2002.

Table 6:
Loan Portfolio Composition and Maturities
(Dollars in thousands)
                                                                                           Percentage
                                                   After 1                                  of total
                                     Within       but within       After                      Loan
                                     1 year        5 years        5 years      Total        Portfolio
                                     ------        -------        -------      -----      -------------
Commercial                           $5,216         $6,088         $2,589     $13,893          16.83%
Real estate-mortgage                 11,408         16,971         29,697      58,076          70.35%
Real estate-construction              4,171              0              0       4,171           5.05%
Consumer                              2,559          3,449            406       6,414           7.77%
                                    -------        -------        -------     -------         ------

                                     23,354         26,508         32,692      82,554         100.00%
                                    -------        -------        -------     -------         -------

Loans maturing after 1 year with:
Fixed interest rates                               $20,611        $31,323
Variable interest rates                              5,896          1,369
                                                   -------        -------
                                                   $26,507        $32,692

         The following table presents loan collateralized by real estate at December 31, 2002.

Table 7:

Loan Collateralized By Real Estate
(Dollars in thousands)
                                                                                Percentage
                                                                                 of total
                                                                                   loan
                                                                 Amount          portfolio
                                                               ------------------------------
Construction and land development                                  $4,171                 5%
Collateralized by 1 - 4 family residential properties              21,912                27%
Collateralized by multi-family residential properties               4,262                 5%
Collateralized by non-farm, non-residential properties             31,902                39%
                                                                  -------                ---
                                                                  $62,247                76%

INVESTMENT PORTFOLIO:

         The Company's investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S.
Government securities, municipal securities, mortgage-backed securities and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Management's principal objectives for the investment portfolio during 2002 were to maintain an appropriate level of quality, ensure sufficient liquidity and maximize yield.

         The following table presents the maturity distribution and weighted average yields of the securities portfolio at December 31, 2002.

Table 8:
Investment Securities

                             1 year or less     1 - 2 years       2 - 3 Years      4 - 5 Years      Over 5 years
                             Amount   Yield    Amount  Yield     Amount  Yield   Amount   Yield     Amount  Yield
                             ---------------------------------------------------------------------------------------
U.S. Treasury, government
agencies, state and
political subdivisions       $4,001    5.51%   $4,911   4.13%    $3,380   4.27%    $500    5.10%    $1,551   4.88%
Other                           -        -        -       -          517  5.44%      -       -          638  7.28%
                             ---------------------------------------------------------------------------------------
Total                        $4,001    5.51%   $4,911   4.13%    $3,897   4.86%    $500    5.10%    $2,189   6.08%

DEPOSITS:

         The Company's deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 18% of total deposits at December 31, 2002. The Bank pays market rates for these funds. Generally management attempts to match large denomination certificates of deposit with rate sensitive assets.

Table 9:
Remaining Maturities of Large Denomination Certificates of Deposit (Dollars in thousands)

                                                       December 31, 2002
                                                                  Amount
                                                                  ------
Three months or less                                              $5,246
Over three through six months                                      3,022
Over six through twelve months                                     4,705
Over twelve months                                                 7,253
                                                                 -------
Total                                                            $20,226

Noninterest Income

         The following table provides a comparison of noninterest income.

Table 10:  Noninterest Income
(Dollars in thousands)

                  For the years ended December 31,

                        2002          2001         2002 over 2001
                       -------------------------------------------------

Service Charges         $295          $292              $    3
Other Income             552           423                 129
                       -------------------------------------------------
                        $847          $715              $  132

Noninterest Expense

         The following table provides a comparison of noninterest expense.
Table 11:
Non-interest Expense
For the years ended December 31,
(Dollars in thousands)
                                                                       2002
                                                                   over/(under)
                                              2002       2001          2001
                                           ----------- ---------- --------------
Salaries and employee benefits                 $1,932     $1,705       $227
Other                                             657        534        123
Automated services                                298        257         41
Occupancy expenses                                239        227         12
Furniture and equipment expense                   200        185         15
Taxes and licenses                                126        114         12
Stationery and supplies                            73         71          2
                                           ----------- ---------- --------------
                                               $3,525     $3,093       $432

Provision and Allowance For Loan Losses:

         In 2002, the provision for loan losses was $99 thousand compared to $34 thousand in 2001. Net loans charged-off in 2002 were $96 thousand as compared to 2001 when net loans charged-off totaled $4 thousand. The following table summarizes activity in the allowance for loan losses. The table that follows provides statistics on non-performing assets and past due loans. There were no restructured loans, as defined by applicable securities rules and regulations.

Table 12:
Summary of the Allowance For Loan Losses
Non-Performing Assets, Past Due Loans and Selected
Loan Loss Statistics

For The Years Ended
December 31,                                                         2002                 2001
(Dollars in Thousands)

Allowance for Loan Losses:
Balance, December 31                                               $1,085               $1,055
Charge-offs:
   Commercial                                                          41                    0
   Real estate                                                          0                    0
   Consumer                                                            58                   46
                                                                   ------               ------
      Total loans charged-off                                          99                   46
Recoveries:
   Commercial                                                           0                    0
   Real estate                                                          0                   25
   Consumer                                                             3                   17
                                                                        -                   --
      Total recoveries                                                  3                   42


Net (recoveries)charge-offs                                            96                    4
Provision for loan losses                                              99                   34
                                                                   ------               ------
Balance, December 31,                                              $1,088               $1,085

Ratio of net charge-offs to average loans outstanding                0.12%                0.01%

Ratio of allowance for loan losses to loans at period-end            1.32%                1.36%

Non-performing loans                                                  $13                  $33

 Ratio of non-performing loans to total assets                       0.01%                0.03%

   Non-accrual loans:
      Interest income that would have been recorded
      under original terms                                             $4                   $5

     Interest income recorded during the period                        $0                   $0

   Loans 90 days past due and still accruing                          $43                 $160

         The allowance for loan losses has two components, a specific and a general portion. The specific portion is determined by the Banks' risk rating system. The Bank assigns a reserve amount consistent with each loan's rating category. The reserve amount is based on the loan rating system which focuses on historical loss experience.

         The actual amount of losses incurred can vary significantly from the estimated amount. The Bank's methodology includes general factors intended to minimize the differences in estimate and actual losses. These factors allow the Bank to adjust its estimates of losses based on the most recent information available. Although the Bank determines the amount of each element of the allowance for loan losses separately, and this process is an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

         The general reserves are necessary to deal with conditions that cannot be directly measured in the risk rating system. These risks are subject to a higher degree of uncertainty but are a critical component of the total allowance for possible loan losses. Factors involved in determining the general reserve include national and local economic conditions, downturns in specific industries including loss in collateral value, the results of bank regulatory exams, trends in credit quality at the Bank and in the banking industry, loan volumes and concentrations, findings of internal credit reviews, and trends in risk rating changes.

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

Table 13:
Allocation of Allowance for Loan Losses
December 31,

                                              Percent of                        Percent of
                                                 Loans                             Loans
                                              In Category                       In Category
                                  2002      To Total Loans          2001      To Total Loans
                               ------------ ----------------    ------------- ----------------
Specific Problem Loans                $123                               $69

Loan Type Allocation:
Real Estate-Mortgage                    76           70.35%              175           66.96%

Real Estate-Construction                 -            5.05%                -            7.66%
Commercial                             319           16.83%              143           17.20%
Consumer                                39            7.77%               96            8.18%
                                       ---          -------              ---          -------
                                       434          100.00%              414          100.00%


Unallocated                            531                               602
                                       ---                               ---

Total                               $1,088                            $1,085
                                    ======                            ======


Potential Problem Loans:

         At December 31, 2002 and 2001 loans on either non-accrual status or loans past due 90 days or more and still accruing amounted to $56 thousand and $193 thousand, respectively. In addition to these loans, at December 31, 2002, the Bank had approximately $800 thousand of loans that have been internally classified, and $1.8 million that required more than normal attention and are potential problem loans. Management has considered these loans in establishing the level of the allowance for loan losses. At December 31, 2001, loans that had been internally classified or which required more than normal attention and were potential problem loans were $402 thousand and $1.8 million, respectively.

Non-performing loans:

         Non-performing loans are loans on non-accrual status. Loans are placed on non-accrual status when they become over 90 days past due unless such loans are fully collateralized and, in management's judgment, are collectible.
At December 31, 2002, there were 19 non-performing loans that totaled $13 thousand. All 19 loans were unsecured credit card loans.

Credit Risk and Regulatory Matters:

         Credit risk, the risk of loss from default, is inherent in lending. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Management and the Board of Directors of the Company believe the allowance is a reasonable estimate of potential loss exposure in the loan portfolio at year-end, however, many factors affecting the ability of borrowers to repay their loans, including economic factors beyond the control of the Bank or the borrowers, will impact this estimate on an ongoing basis.

         Management also considers reports of examinations furnished by state and federal banking authorities. Regulatory agencies periodically review the allowance for loan losses as part of their examination process and may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. A Federal Reserve Bank examination of the Company and the Bank was conducted in the first quarter of 2002 for the balance sheet dated December 31, 2001. No additions to the allowance for loan losses were recommended as a result of the examination.

Income Taxes:

         For the year ended December 31, 2002, the Company recognized an expense of $650 thousand. This represents a $114 thousand increase from the $537 thousand expense for 2001. See Note 11 of the Consolidated Financial Statements for additional information with respect to income taxes.

Item 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements and the notes thereto are filed herewith.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The text and tables under "Nominees" and "Other Directors" in the company's 2002 Proxy Statement are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         The text and tables under "Compensation of Executive Officer" in the Company's 2002 Proxy Statement are incorporated herein by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The text and tables under "Persons Owning In Excess of Five Percent of Outstanding Common Stock", "Nominees", and "Other Directors" in the Company's 2002 Proxy Statement are incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The text under "Certain Relationships and Related Transactions" in the company' 2002 Proxy Statement are incorporated herein by reference.

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

10.6 Employee's Stock Ownership Plan. (Incorporated herein by reference to the Corporation's Form 10-KSB for 1998 filed March 30,1999.)

99.1     Certification of principal executive officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of principal executive officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

         None

Financial Statements Filed

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
 (Registrant)

                           /s/ Robert J. Keogh
Date: March 26, 2003       -----------------------------------------
                           Robert J. Keogh, President and Chief
                           Executive Officer

                           /s/ Peter M. Meredith
                           ----------------------------------------
                           Peter M. Meredith, Jr., Chairman of
                           the Board of Directors

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

SIGNATURES*

/s/ Peter M. Meredith
--------------------------------------
Peter M. Meredith, Jr.
Chairman of the Board of Directors

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

/s/ Thomas G. Johnson, III
--------------------------------------
Thomas G. Johnson, III
Director

/s/ Gerald L. Parks
--------------------------------------
Gerald L. Parks
Director

/s/ L. Allan Parrott
--------------------------------------
L. Allan Parrott
Director

/s/ Ross C. Reeves
--------------------------------------
Ross C. Reeves
Director

/s/ Harvey W. Roberts, III
--------------------------------------
Harvey W. Roberts, III
Director

                                  CERTIFICATION
I, Robert J. Keogh, certify that:

1.       I have reviewed this annual report on form 10-KSB of Heritage
         Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all such deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003                      /s/ Robert J. Keogh
                                           --------------------------
                                           Robert J. Keogh
                                           President and Chief Executive Officer

                                  CERTIFICATION
I, Catherine P. Jackson, certify that:

1.       I have reviewed this annual report on form 10-KSB of Heritage
         Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all such deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003                      /s/ Catherine P. Jackson
                                           --------------------------
                                           Catherine P. Jackson
                                           Chief Operating Officer