Form 10KSB/A
period 2002-12-31
HERITAGE BANKSHARES INC /VA
filed 2003-04-03
CIK 719731

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

Table 2:
Capital Ratios
For the year ended December 31,

                                                 2002               2001
                                          ---------------------------------
                                                (Dollars in thousands)

Risk-based capital:
Tier I Capital
   Stockholders' equity                         $11,498            $10,445
Tier II Capital
    Allowance for loan losses (limited)           1,088              1,068
                                                -------            -------
Total                                           $12,586            $11,513
                                                =======            =======

Risk adjusted assets                            $89,985            $85,392

Risk-based capital ratios:
   Tier I                                         12.78%             12.23%
   Total                                          13.99%             13.48%

Leverage ratio                                     9.72%              9.67%
Primary capital ratio                              9.74%              9.80%


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

Table 3:
Interest Sensitivity Analysis
 December 31, 2002


                                          Within         Over         Over          Over            Over
                                           1-3-          3-12          1-3          3 - 5             5
                                          months        months        years         years           years          Total
                                       ------------ ------------- ------------ -------------- ---------------- -------------
Earning assets:
  Federal funds                            $13,423            $0           $0             $0               $0       $13,423
  Investment securities                        793         5,566        7,295            194            1,650       $15,498
  Loans                                     25,073         3,511       13,180         10,127           30,663        82,554
Total Earning Assets                       $39,289        $9,077      $20,475        $10,321          $32,313      $111,475

Interest and non-interest bearing liabilities:

  Commercial DDA                            $8,690            $0       $5,214         $3,476               $0       $17,380
   Personal DDA                                  0             0        2,546            849              849         4,243
  TT&L Note                                     65             0            0              0                0            65
  Savings                                        0             0        2,771            924              924         4,619
  Money Market                                   0         2,975        2,975              0                0         5,950
  NOW                                            0             0       10,299          3,433            3,433        17,166
  Certificates                              12,901        23,555       15,390          5,673            3,747        61,266
   Federal Funds Purchased                       0             0            0              0                0             0
  Repurchase Agreements                      4,468             0            0              0                0         4,468
Total Interest and non interest
  bearing liabilities                      $26,124       $26,530      $39,195        $14,355           $8,953      $115,157


Interest sensitivity gap                    13,165      (17,453)     (18,720)        (4,034)           23,360       (3,682)

Cumulative gap                              13,165       (4,288)     (23,008)       (27,042)          (3,682)

Ratio interest sensitive assets
to interest-sensitive liabilities             1.50          0.34         0.52           0.72             3.61          0.97

Ratio of cumulative gap to
 total earning assets                       11.81%       (3.85%)     (20.64%)       (24.26%)          (3.30%)

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


Table 4:  Components of Net Interest Income
For the years ended December 31,                                     2002                                 2001
                                                                   -----------------------------------------------
 (Dollars in thousands)

                                                      Average                   Average     Average                 Average
                                                      Balance(1)   Interest   yield/rate   Balance(1)   Interest   yield/rate
                                                      ----------   --------   ----------   ----------   --------   ----------
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))                      $82,925     $6,451     7.78%         $74,859     $6,560       8.76%
Investment securities-taxable (4)                          15,420        777     5.04%          16,290        921       5.65%
Investment securities- non-taxable (1) (4)                    871         65     7.46%             778         55       7.07%
Federal Funds                                               8,500        135     1.59%           7,710        321       4.16%
                                                      ------------ ---------- ---------    ------------ ---------- -----------
Total Interest earning assets                            $107,716     $7,428     6.90%         $99,637     $7,857       7.89%
Noninterest earning assets:
Cash and due from banks                                     5,831                                4,080

Allowance for loan losses                                 (1,086)                              (1,044)
Other real estate owned                                       433                                  433
Premises and equipment                                      2,410                                2,413
Other assets                                                2,986                                2,486
                                                            -----                                -----
Total Assets                                             $118,290                             $108,005

Liabilities and stockholders' equity
Interest bearing liabilities:
Money Market and NOW accounts                             $19,716       $171     0.87%         $17,348       $379       2.18%
Savings Deposits                                            5,916         75     1.27%           5,980        157       2.63%
Savings Certificates                                       43,331      1,840     4.25%          39,802      2,302       5.78%
Large denomination certificates                            12,184        440     3.61%          12,725        660       5.19%
Securities sold under agreements to repurchase              4,197         55     1.31%           3,770        129       3.42%
Short-term borrowings                                          47          1     2.13%              67          2       2.99%
                                                      ------------ ---------- ---------    ------------ ---------- -----------
Total interest bearing liabilities                        $85,391     $2,582     3.02%         $79,692     $3,629       4.55%

Noninterest bearing liabilities:
Demand deposits                                            20,771                               17,449
Other                                                         910                                  785
 Total Liabilities                                        107,072                               97,926
Stockholders' equity                                       11,219                               10,079
                                                      ------------                         ------------

  Total liabilities and stockholders' equity             $118,290                             $108,005
                                                        =========                             ========

Net interest earnings                                                 $4,846                               $4,228
                                                                     =======                               ======

Net interest yield  margin on average interest earning
 assets (taxable equivalent basis)                                               4.50%                                  4.24%
                                                                                 =====                                  =====

Less tax equivalent adjustment                                         ($54)                                ($65)
                                                                       -----                                -----
Net interest income                                                   $4,792                               $4,163
                                                                     =======                               ======

 Net interest spread (taxable
    equivalent basis)                                                            3.87%                                  3.34%
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

Table 5:
Volume and Rate Analysis
For the years ended December 31,
(Dollars in thousands)

                                             2002 / 2001                           2001 / 2000
                                        (Dollars in thousands)                (Dollars in thousands)
                                          Increase (Decrease)                   Increase (Decrease)
                                           Due to Change in:                     Due to Change in:

                                    Volume      Rate       Total          Volume      Rate      Total
                                   ---------- ---------- ----------      ---------- --------- ----------
Interest income (1):
  Loans                               $2,599   ($2,708)     ($109)            $464    ($258)       $206
  Taxable securities                    (47)       (97)      (144)            (60)      (75)      (135)

  Non-taxable securities                   7          3         10            (10)  -              (10)
  Federal funds sold                      37      (223)      (186)             147      (39)        108
                                   ---------- ---------- ----------      ---------- --------- ----------
    Total interest income             $2,596   ($3,025)     ($429)            $541    ($372)       $169

Interest expense:
  Money Market and NOW
    Accounts                             $61     ($269)     ($208)             $23     ($90)      ($67)
  Savings                                (2)       (80)       (82)              78      (87)        (9)
  Certificates                           231      (693)      (462)             215        53        268
  Certificates of $100,000
    or more                             (27)      (193)      (220)              61      (44)         17
  Securities sold under
   agreements to repurchase               17       (91)       (74)              20      (12)          8

  Short-term borrowings                  (1)         -         (1)            (24)      (15)       (39)
                                   ---------- ---------- ---------- ---- ---------- --------- ----------
    Total interest expense
                                         279    (1,326)    (1,047)             373     (195)        178

Net change in interest
  Earnings                            $2,317   ($1,699)       $618            $168    ($177)       ($9)

(1) Interest income includes taxable equivalent adjustments of $54,000 in 2002 and $65,000 in 2001 which are used to adjust interest on tax exempt assets to a fully taxable basis.

LOAN PORTFOLIO:

         The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the type and maturity of loans outstanding as of December 31, 2002.

Table 6:
Loan Portfolio Composition and Maturities
(Dollars in thousands)
                                                                                           Percentage
                                                 After 1                                    of total
                                    Within      but within       After                        Loan
                                    1 year       5 years        5 years      Total          Portfolio
                                    ------       -------        -------      -----        --------------
Commercial                           $5,216         $6,088         $2,589     $13,893            16.83%
Real estate-mortgage                 11,408         16,971         29,697      58,076            70.35%
Real estate-construction              4,171              0              0       4,171             5.05%
Consumer                              2,559          3,449            406       6,414             7.77%
                                    -------        -------        -------     -------           -------
                                     23,354         26,508         32,692      82,554           100.00%
                                    -------        -------        -------     -------           -------

Loans maturing after 1 year with:
Fixed interest rates                               $20,611        $31,323
Variable interest rates                              5,896          1,369
                                                -----------    -----------
                                                   $26,507        $32,692


         The following table presents loan collateralized by real estate at December 31, 2002.

Table 7:

Loan Collateralized By Real Estate
(Dollars in thousands)
                                                                                Percentage
                                                                                 of total
                                                                                   loan
                                                                 Amount          portfolio
                                                               ------------------------------
Construction and land development                                  $4,171                 5%
Collateralized by 1 - 4 family residential properties              21,912                27%
Collateralized by multi-family residential properties               4,262                 5%
Collateralized by non-farm, non-residential properties             31,902                39%
                                                                   ------                ---
                                                                  $62,247                76%

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

Table 8:
Investment Securities
                             1 year or less     1 - 2 years       2 - 3 Years      4 - 5 Years      Over 5 years
                             Amount   Yield    Amount  Yield     Amount  Yield    Amount  Yield     Amount  Yield
                             --------------------------------------------------------------------------------------
U.S. Treasury, government    $4,001    5.51%   $4,911   4.13%    $3,380   4.27%    $500    5.10%    $1,551   4.88%
agencies, state and
political
subdivisions
Other                           -        -        -       -          517  5.44%      -       -         638   7.28%
                             --------------------------------------------------------------------------------------
Total                        $4,001    5.51%   $4,911   4.13%    $3,897   4.86%    $500    5.10%    $2,189   6.08%

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

Table 12:
Summary of the Allowance For Loan Losses
Non-Performing Assets, Past Due Loans and Selected
Loan Loss Statistics

For The Years Ended
December 31,                                                         2002                 2001
(Dollars in Thousands)

Allowance for Loan Losses:
Balance, December 31                                               $1,085               $1,055
Charge-offs:
   Commercial                                                          41                    0
   Real estate                                                          0                    0
   Consumer                                                            58                   46
                                                                       --                   --
      Total loans charged-off                                          99                   46
Recoveries:
   Commercial                                                           0                    0
   Real estate                                                          0                   25
   Consumer                                                             3                   17
                                                                        -                   --
      Total recoveries                                                  3                   42


Net (recoveries)charge-offs                                            96                    4
Provision for loan losses                                              99                   34
                                                                   ------               ------
Balance, December 31,                                              $1,088               $1,085

Ratio of net charge-offs to average loans outstanding                0.12%                0.01%

Ratio of allowance for loan losses to loans at period-end            1.32%                1.36%

Non-performing loans                                                  $13                  $33

 Ratio of non-performing loans to total assets                       0.01%                0.03%

   Non-accrual loans:
      Interest income that would have been recorded
      under original terms                                             $4                   $5

     Interest income recorded during the period                        $0                   $0

   Loans 90 days past due and still accruing                          $43                 $160

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

Table 13:
Allocation of Allowance for Loan Losses
December 31,

                                              Percent of                        Percent of
                                                 Loans                             Loans
                                              In Category                       In Category
                                  2002      To Total Loans          2001      To Total Loans
                               -----------------------------    ------------------------------
Specific Problem Loans                $123                               $69

Loan Type Allocation:
Real Estate-Mortgage                    76           70.35%              175           66.96%

Real Estate-Construction                 -            5.05%                -            7.66%
Commercial                             319           16.83%              143           17.20%
Consumer                                39            7.77%               96            8.18%
                                       ---            -----               --            -----
                                       434          100.00%              414          100.00%


Unallocated                            531                               602
                                      ----                               ---

Total                               $1,088                            $1,085
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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The text and tables under "Nominees" and "Continuing Directors" in the company's 2003 Proxy Statement are incorporated herein by reference.

Item 10. COMPENSATION

         The text under "Director Compensation" in the Company's 2003 Proxy Statement is incorporated herein by reference.

         The text and tables under "Executive Compensation" in the Company's 2003 Proxy Statement are incorporated herein by reference.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The text and tables under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2003 Proxy Statement are incorporated herein by reference.

         The text and tables under "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement are incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The text under "Certain Relationships and Related Transactions" in the company' 2003 Proxy Statement are incorporated herein by reference.

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

Heritage Bankshares, Inc.
 (Registrant)

Date: March 26, 2003 /s/ Robert J. Keogh
                    -----------------------------------------
                      Robert J. Keogh, President and
                      Chief Executive Officer

Date: March 26, 2003 /s/ Catherine P. Jackson
                    -----------------------------------------
                      Catherine P. Jackson
                      Chief Operating Officer

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



Date:  March 26, 2003                      /s/ Catherine P. Jackson
                                           --------------------------
                                           Catherine P. Jackson
                                           Chief Operating Officer

REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Heritage Bankshares, Inc.
Norfolk, Virginia


           We have audited the accompanying consolidated balance sheet of Heritage Bankshares, Inc. and its subsidiaries at December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Witt Mares & Company, PLC

/s/ Witt Mares & Company, PLC

Virginia Beach, Virginia
January 31, 2003


HERITAGE BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS



December 31,                                                                        2002                      2001
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                    $         8,878,558     $           5,941,788
Federal funds sold                                                                  13,423,376                 9,180,640
Securities available for sale                                                       14,257,498                14,101,169
Securities held to maturity                                                          1,641,357                 1,789,552
Loans, net                                                                          81,465,850                78,689,246
Loans held for sale                                                                  3,361,680                 2,253,100
Accrued interest receivable                                                            477,100                   549,393
Other real estate owned                                                                433,340                   433,340
Premises and equipment, net                                                          2,391,222                 2,428,391
Other assets                                                                         1,799,351                 1,260,012
                                                                           ----------------------------------------------

                                                                           $       128,129,332     $         116,626,631
                                                                           ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
                Noninterest bearing deposits                               $        21,623,273     $          19,948,266
                Interest-bearing deposits                                           89,000,702                80,091,489
                                                                           ----------------------------------------------
                                                                                   110,623,975               100,039,755
Securities sold under agreements to repurchase                                       4,467,660                 5,149,857
Short-term borrowings                                                                   65,349                    59,217
Accrued interest payable                                                               248,356                   291,249
Other liabilities                                                                      961,279                   428,622
                                                                           ----------------------------------------------
                                                                                   116,366,619               105,968,700
                                                                           ----------------------------------------------
Stockholders' equity
                Common stock, $5 par value - authorized
                             3,000,000 shares; issued and
                             outstanding:
                             2002 - 784,525 shares; 2001 - 777,625                   3,922,625                 3,888,125
                Additional paid-in capital                                           (302,461)                 (323,421)
                Retained earnings                                                    7,878,163                 6,880,776
                Accumulated other comprehensive income (loss)                          264,386                   212,451
                                                                           ----------------------------------------------
                                                                                    11,762,713                10,657,931
                                                                           ----------------------------------------------

                                                                           $       128,129,332     $         116,626,631
                                                                           ==============================================

 The notes to consolidated financial statements are an integral part of this statement.


HERITAGE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME



Years Ended December 31,                                                                         2002                  2001
---------------------------------------------------------------------------------------------------------------------------------

Interest income
      Interest and fees on loans                                                         $       6,418,644     $       6,513,877
                                                                                         ----------------------------------------
      Interest on investment securities:
          Available for sale                                                                       695,665               807,094
          Held to maturity                                                                         124,070               150,224
                                                                                         ----------------------------------------
                                                                                                            --
                                                                                                   819,735               957,319
                                                                                         ----------------------------------------

      Interest on federal funds sold                                                               135,251               320,675
                                                                                         ----------------------------------------
               Total interest income                                                             7,373,630             7,791,871
                                                                                         ----------------------------------------

Interest expense
      Interest on deposits                                                                       2,525,852             3,498,233
      Interest on short-term borrowings                                                             55,685               131,125
                                                                                         ----------------------------------------
               Total interest expense                                                            2,581,537             3,629,358
                                                                                         ----------------------------------------

               Net interest income                                                               4,792,093             4,162,513

Provision for loan losses                                                                           99,000                33,500
                                                                                         ----------------------------------------

               Net interest income after provision for loan losses                               4,693,093             4,129,013
                                                                                         ----------------------------------------
Noninterest income
      Services charges                                                                             295,217               292,000
      Other                                                                                        551,957               423,243
                                                                                         ----------------------------------------
                                                                                                   847,174               715,243
                                                                                         ----------------------------------------
Noninterest expense
      Salaries and employee benefits                                                             1,932,129             1,704,800
      Other                                                                                        657,362               534,287
      Automated services                                                                           297,413               257,054
      Occupancy expenses                                                                           239,177               227,190
      Furniture and equipment expense                                                              199,443               185,354
      Taxes and licenses                                                                           126,355               113,871
      Stationery and supplies                                                                       73,245                70,720
                                                                                         ----------------------------------------
                                                                                                 3,525,124             3,093,276
                                                                                         ----------------------------------------

Income before income taxes                                                                       2,015,143             1,750,980
Income tax expense                                                                                 650,440               536,500
                                                                                         ----------------------------------------

Net income                                                                               $       1,364,703     $       1,214,480
                                                                                         ========================================

Earnings per common share - basic                                                        $            1.75     $            1.57
                                                                                         ========================================

Earnings per common share - assuming dilution                                            $            1.65     $            1.51
                                                                                         ========================================

The notes to consolidated financial statements are an integral part of this statement.


HERITAGE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------------------------------------------------------------


                                                                                                  Accumulated
                                              Common Stock         Additional                        Other
                                        -------------------------    Paid-in       Retained      Comprehensive
                                         Shares       Amount         Capital       Earnings          Income            Total
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 2000                775,325   $3,876,625    ($333,721)      $5,877,616    $         18,713     $ 9,439,233


Net income for 2001                                                                1,214,480                           1,214,480

Net changes in unrealized gain
on securities available-for-sale,
net of deferred income taxes
of ($99,804)                                                                                             193,738         193,738
                                                                                               ------------------- ---------------
Total comprehensive income
                                                                                                                       1,408,218
                                                                                                                   ---------------


Stock options exercised in 2001             3,800       19,000        10,300                                              29,300

Common stock reacquired                   (1,500)      (7,500)                      (10,125)                            (17,625)

Less: Dividends paid in 2001                                                       (201,195)                           (201,195)
                                        ---------- -------------- -------------- ------------- ------------------- ---------------
Balance, December 31, 2001                777,625    3,888,125     (323,421)                             212,451      10,657,931
                                                                                   6,880,776


Net income for 2002                                                                1,364,703                           1,364,703

Net changes in unrealized gain
on securities available-for-sale,
net of deferred income taxes
of ($26,755)                                                                                              51,935          51,935
                                                                                               ---------------------------------
Total comprehensive income
                                                                                                                       1,416,638


Stock options exercised in 2002             6,900       34,500        20,960                                              55,460

Less: Dividends paid in 2002                                                       (367,316)                           (367,316)
                                        ---------- -------------- -------------- ------------- ------------------- ---------------
Balance, December 31, 2002                784,525   $3,922,625    $(302,461)      $7,878,163     $       264,386     $11,762,713

The notes to consolidated financial statements are an integral part of this statement.


HERITAGE BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended December 31,
---------------------------------------------------------------------------------------------------------------

                                                                                    2002              2001
                                                                           ------------------------------------
Operating activities:
Net income                                                                       $1,364,703        $ 1,214,480
Adjustments to reconcile to net cash provided by operating activities
 Gain on sale of fixed assets                                                        (7,332)                 -
 Loss on disposal of fixed assets                                                     7,237                  -
 Provision for loan losses                                                           99,000             33,500
 Provision for depreciation and amortization                                        167,726            162,768
 Amortization of investment security premiums, net of discounts                      79,610             24,560
 Deferred loan origination fees, net of costs                                        (9,174)            16,709
Changes in:
  Interest receivable                                                                72,293             85,829
  Interest payable                                                                  (42,893)           (62,827)
  Loans held for sale                                                            (1,108,580)        (2,086,321)
  Other assets                                                                     (224,550)           (29,224)
  Other liabilities                                                                  65,310           (178,837)
                                                                           ------------------------------------
   Net cash provided by operating activities                                        463,350           (819,363)
                                                                           ------------------------------------

Investing activities:
 Proceeds from maturities of available-for sale securities                        5,374,637          7,784,961
 Proceeds from maturities, prepayments and calls of
  held-to-maturity securities                                                       666,734          1,302,123
 Purchases of available-for-sale securities                                      (5,523,129)                 -
 Purchases of held-to-maturity securities                                          (527,016)        (8,936,482)
 Loan originations, net of principal repayments                                  (2,866,431)        (9,058,250)
 Proceeds from sale or disposal of land, premises and equipment                      16,000                  -
 Purchases of land, premises and equipment                                         (146,462)          (302,731)
                                                                           ------------------------------------
  Net cash used by investing activities                                          (3,005,667)        (9,210,379)
                                                                           ------------------------------------

Financing activities:
Net increase in demand deposits, NOW and savings accounts                         2,617,777          9,832,327
Net increase in certificates of deposit                                           7,966,443          3,745,376
Net increase (decrease) in securities sold under agreements
 to repurchase                                                                     (682,197)         2,860,938
Net increase in short-term borrowings                                                 6,132                732
Common stock acquired                                                                     -            (17,625)
Net proceeds from exercise of stock options                                          55,460             29,300
Cash dividends paid                                                                (241,792)          (201,195)
                                                                           ------------------------------------
  Net cash provided by financing activities                                       9,721,823         16,249,853
                                                                           ------------------------------------

Increase in cash and cash equivalents                                             7,179,506          6,220,111
Cash and cash equivalents at beginning of period                                $15,122,428          8,902,317
                                                                           ------------------------------------
                                                                           ------------------------------------
Cash and cash equivalents at end of period                                     $ 22,301,934       $ 15,122,428
                                                                           ------------------------------------

As shown on the Consolidated Balance Sheets:
   Cash and due from banks                                                       $8,878,558          5,941,788
   Federal funds sold                                                            13,423,376          9,180,640
                                                                           ------------------------------------
                                                                               $ 22,301,934       $ 15,122,428
                                                                           ------------------------------------
Cash paid for:
   Interest on deposits and other borrowings                                     $2,624,430        $ 3,692,182
                                                                           ------------------------------------
   Income taxes                                                                   $ 552,680          $ 429,833


The notes to consolidated financial statements are an integral part of this statement.


HERITAGE BANKSHARES, INC.
--------------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2001

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 2002, a valuation allowance has not been provided against the deferred tax asset.

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

The components of other comprehensive income and related tax effects are as follows:

                                             Years Ended December 31,
                                           ------------------------------
                                                2002           2001
                                           --------------- --------------
Unrealized holding gains on
   available-for-sale securities                $ 78,690       $293,542

Tax effect                                       (26,755)       (99,804)
                                           --------------- --------------
Net-of-tax amount                                 $51,935       $193,738
                                           --------------- --------------


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

                                                             Years Ended December 31,
               Condensed Balance Sheets                       2002              2001
               ------------------------
                                                        ------------------------------------
Assets
Cash on deposit with Heritage Bank & Trust                      $468,767           $233,581

Investment in Heritage Bank & Trust                           11,168,025         10,130,065

Investment in non-bank subsidiaries                              245,549            217,549

Other assets                                                     232,004            218,967
                                                        ------------------------------------
                     Total assets                           $ 12,114,345       $ 10,800,162
                     ------------                       ------------------------------------


         Liabilities and Stockholders' Equity
         ------------------------------------
Other Liabilities                                              $ 351,632           $142,231

Common Stock                                                   3,922,625          3,888,125

Additional paid-in capital                                     (302,461)          (323,421)

Retained earnings                                              7,878,163          6,880,776

Accumulated other comprehensive income                           264,386            212,451
                                                        ------------------------------------
      Total liabilities and stockholders' equity            $ 12,114,345       $ 10,800,162
      ------------------------------------------

                                                             Years Ended December 31,

            Condensed Statement of Income                     2002              2001
            -----------------------------               ------------------------------------


                        Income
Dividends from subsidiary bank                                  $367,316          $ 218,820

                       Expenses

Other                                                             29,305             22,537

Income before income taxes and equity in

 undistributed net income of subsidiaries                        338,012            209,374

Applicable income tax benefit                                      8,570              3,212
                                                        ------------------------------------
Income before equity in undistributed net

 income of subsidiaries                                          346,582            212,586

Equity in undistributed net income of subsidiaries             1,018,121          1,001,894
                                                        ------------------------------------

                      Net income                             $ 1,364,703         $1,214,480
                      ----------


                                                                  Years Ended December 31,
            Condensed Statements of Cash Flows                    2002              2001
            ----------------------------------              ------------------------------------

Operating activities:
  Net income                                                     $ 1,364,703        $ 1,214,480
  Adjustments to reconcile to net cash provided
    by operating activities:

Undistributed net income of subsidiaries                           (986,023)        (1,001,894)
Changes in:

  Other assets                                                      (13,037)          (181,291)

  Other liabilities                                                  209,401           (73,478)
                                                            ------------------------------------

Net cash provided by operating activities                            575,044           (42,183)
                                                            ------------------------------------

Investing activities:

  Investment in non-bank subsidiary                                 (28,000)                  -
                                                            ------------------------------------
  Net cash used by investing activities
                                                                    (28,000)                  -

Financing activities:

  Net proceeds from exercise of stock options                         55,460             29,300

  Common stock reacquired                                                  -           (17,625)

  Cash dividends paid                                              (367,317)          (201,195)
                                                            ------------------------------------
           Net cash used by financing activities
                                                                   (311,857)          (189,520)


Net increase (decrease) in cash and cash equivalents                 235,186          (231,703)

Cash and cash equivalents at beginning of year                       233,581            465,284
                                                            ------------------------------------
Cash and cash equivalents at end of year                           $ 468,767          $ 233,581
                                                            ------------------------------------

Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 2002, the Bank could have paid dividends to the Company of approximately $3,345,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust's stockholder's equity. At December 31, 2002, such maximum amount available is approximately $1,176,000.

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $1,089,000 for the year ended December 31, 2002, with the average reserve requirement for the same period being approximately $1,073,000. On December 31, 2001, the reserve balances were approximately $934,000.


NOTE 5 - SECURITIES

                                               Amortized      Gross Unrealized     Gross Unrealized     Estimated Fair
                                                 Cost               Gains               Losses               Value
                                            -----------------------------------------------------------------------------
December 31, 2002
   Securities available-for-sale
     U.S. Treasury                                $ 501,026             $ 24,914                 $  -          $ 525,940

     U.S. government agencies                    12,027,119              334,956                    -         12,362,075

     Mortgage-backed securities                     581,713               25,295                    -            607,009

     State and political subdivisions               747,054               15,420                    -            762,474
                                            -----------------------------------------------------------------------------
                                                $13,856,913            $ 400,585                 $  -        $14,257,498
                                            -----------------------------------------------------------------------------

  Securities held-to-maturity

     U.S. government agencies                       250,336                5,211                    -            255,548

     Mortgage-backed securities                      41,944                  982                    -             42,926

     State and political subdivisions               194,067               13,501                    -            207,568

     Other                                        1,155,010                    -                    -          1,155,010
                                            -----------------------------------------------------------------------------
                                                $ 1,641,357              $19,695                 $  -        $ 1,661,052
                                            -----------------------------------------------------------------------------
December 31, 2001
   Securities available-for-sale
     U.S. Treasury                              $ 2,005,513              $ 9,118                $  19        $ 2,014,612

     U.S. government agencies                     9,955,298               35,382               15,330          9,975,350

     Mortgage-backed securities                     492,363                1,497                  799            493,061

     State and political subdivisions               191,022                    -                1,496            189,526
                                            -----------------------------------------------------------------------------
                                                $12,644,196              $45,997              $17,644        $12,672,549
                                            -----------------------------------------------------------------------------

  Securities held-to-maturity
     U.S. Treasury                                $ 499,661                $   -                $ 131         $  499,530

     U.S. government agencies                     1,005,150                    -                3,587          1,001,563

     Mortgage-backed securities                     121,891                  167                    -            122,058

     State and political subdivisions               589,502                9,507                    -            599,009

     Other                                          882,728                    -                2,426            880,302
                                            -----------------------------------------------------------------------------
                                                $ 3,098,932               $9,674               $6,144         $3,102,462
                                            -----------------------------------------------------------------------------



Other securities include restricted investments of $630,400 and $630,386 at December 31, 2002 and 2001, respectively. These securities do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost and periodically evaluated for impairment.

Investment securities having carrying values of $4,077,292 and $6,590,210 at December 31, 2002 and 2001, respectively, are pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The estimated fair values of these securities were $4,224,631 and $6,788,330 at December 31, 2002 and 2001, respectively.

The amortized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 2002 are as follows:


                                         Securities Held-to-Maturity           Securities Available-for-Sale
                                      ----------------------------------     ----------------------------------
                                                              Estimated                              Estimated
                                             Amortized          Fair               Amortized           Fair
                                                Cost            Value                 Cost             Value
                                      ----------------- ----------------     ----------------- ----------------
Due in one year or less                       $250,336         $255,548            $3,750,760       $3,840,853

Due from one year to five years                517,155          544,640             8,790,682        9,061,002

Due from five years to ten years               194,067          207,568               188,577          189,502

Due after ten years                            679,799          680,782             1,126,894        1,166,141
                                      ----------------- ---------------- --- ----------------- ----------------
                                            $1,641,357       $1,688,538           $13,856,913      $14,257,498

NOTE 6 - LOANS

     Loans consist of the following:

                                             Years Ended December 31,
                                        ----------------------------------
                                              2002               2001
                                        ---------------    ---------------
Gross loans
  Commercial                               $13,892,187        $13,719,824
  Real estate-mortgage                      58,077,032         53,416,568
  Real estate-construction                   4,170,760          6,110,906
  Installment and consumer                   6,413,711          6,527,096
                                        ---------------    ---------------

Total gross loans                           82,553,690         79,774,394
Less-allowance for loan losses             (1,087,840)        (1,085,148)
                                        ---------------    ---------------
Loans, net                                $81,465,850        $78,689,246
                                        ===============    ===============


         A summary of the activity in the allowance for loan losses account is as follows:

                                            Years Ended December 31,
                                            2002               2001
                                        --------------    ---------------
Balance, beginning of year                 $1,085,148         $1,055,216
Provision charged to operations                99,000             33,500
Loans charged-off                            (98,771)           (45,882)
Recoveries                                      2,462             42,314
                                        --------------    ---------------
Balance, end of year                      $1,087,840         $1,085,148
                                        ==============    ===============

The following is a summary of information pertaining to impaired loans:

                                                            December 31,
                                                  ------------------------------
                                                        2002            2001

Impaired loans without a valuation allowance        $        -      $        -
Impaired loans with a valuation allowance            2,613,790       2,146,404
                                                     ----------      ---------
Total impaired loans                                $2,613,790      $2,146,404
                                                    ===========     ==========

Valuation allowance related to impaired loans         $556,910        $483,297
                                                    ===========     ==========

                                                   Years Ended December 31,
                                               ---------------------------------
                                                     2002              2001
                                               ---------------    --------------
Average investment in impaired loans              $1,101,083        $2,331,112
                                                  ===========       ===========

Interest income recognized on impaired loans         $61,499          $149,952
                                                  ===========       ===========





No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued amount to $13,305 and $33,463 at December 31, 2002 and 2001, respectively. If interest on these loans had been accrued, such income would have approximated $3,969 and $5,204 for 2002 and 2001, respectively. No interest income was recognized or received on these loans in 2002 and 2001.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:
                                                  December 31,
                                        ---------------------------------
                                              2002               2001
                                        --------------    ---------------
Land and improvements                        $612,567           $612,567
Buildings                                   1,987,562          1,943,071
Leasehold improvements                          7,951              7,951
Equipment, furniture and fixtures           1,473,831          1,416,895
                                        --------------    ---------------
                                           $4,081,911         $3,980,484
Less - accumulated depreciation           (1,690,689)        (1,552,093)
                                        --------------    ---------------
                                           $2,391,222         $2,428,391

Depreciation charged to operating expense for the years ended December 31, 2002 and 2001 was $167,726 and $163,048, respectively.

NOTE 8 - DEPOSITS

Interest-bearing deposits consist of the following:
                                                        December 31,
                                              ----------------------------------
                                                    2002               2001
                                              ---------------    ---------------
Money market and NOWs                            $23,115,766        $21,064,507
Savings                                            4,618,687          5,727,176
Certificates of deposit $100,000 and over         20,225,821         18,390,041
Other time deposits                               41,040,428         34,909,765
                                              ---------------    ---------------
                                                 $89,000,702        $80,091,489

At December 31, 2001, the scheduled maturities of time deposits are as follows:

2003                                       $36,456,230
2004                                        13,776,318
2005                                         1,613,628
2006                                         1,304,434
2007                                         4,282,387
Thereafter                                  3,833,252
                                            ---------
                                          $61,266,249

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM
         BORROWINGS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Investment securities with carrying values of $6,169,959 and $5,347,655 at December 31, 2002 and 2001, respectively, are pledged to secure these agreements. Information concerning securities sold under agreements to repurchase is summarized, as follows:

                                               2002              2001
                                           --------------    --------------
Average balance during the year              $4,169,521        $3,770,166
                                             ===========       ===========

Average interest rate during the year              1.30%             3.42%
                                                   =====             =====

Maximum month-end balance during the year    $5,962,695        $5,149,866
                                             ===========       ==========

Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $5.9 million secured by a blanket floating lien on the unpaid principal balance of the Bank's one-to-four unit residential real estate loans. In addition, the Bank may borrow up to 10% of its total assets under a separate credit availability program with the Federal Home Loan Bank of Atlanta. As of December 31, 2002, the Bank had no outstanding balance on these lines of credit.


NOTE 10 - EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At December 31, 2002, the Bank had fixed stock compensation plans for its employees. The Bank applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

All options have ten-year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted.




The following is a summary of the Bank's stock option activity, and related information for the years ended December 31:

                                                       2002                                  2001
                                        -----------------------------------    ----------------------------------
                                                        Weighted Average                       Weighted Average
                                         Options         Exercise Price         Options         Exercise Price
                                        ----------    ---------------------    -----------    -------------------
Outstanding - beginning of year           122,850      $       10.36              128,250      $      10.27
Granted                                     6,500              16.24                    0                 -
Exercised                                 (6,900)               8.04              (3,800)              7.71
Forfeited                                   (625)               4.60              (1,600)              9.09
                                        -----------------------------------    ----------------------------------
Outstanding - end of year                121,825       $       10.82             122,850       $      10.36
                                         ========     ===============            ========     ==============

Exercisable - end of year                107,331       $       10.48              94,319       $       9.73
                                         ========     ===============             =======     =============


Deferred Compensation Plans

In 1985, the Bank entered into a deferred compensation and retirement arrangement with seven directors and in 1998 with one officer. The Bank purchased life insurance contracts in order to fund the expected liabilities under the contracts. The Bank's policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active employment. At December 31, 2002 and 2001, other liabilities included $316,224 and $239,605, respectively, related to the deferred compensation plans.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees' Stock Bonus Plan (the "ESOP") effective January 1, 1998. The ESOP covered substantially all employees, whereby funds contributed were used to purchase outstanding common stock of the Company. Employees become eligible after they have completed six consecutive months of employment. Contributions to the plan are funded as accrued. The Company expensed approximately $39,300 and $33,300, for the years ended December 31, 2002 and 2001 respectively.

401k Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the "401K"). Eligible participants in the 401K include all employees who have completed six months of service beginning with the effective date of the 401K. Contributions to the plan are funded by the employees with an associated employer match. At December 31, 2002 and 2001, other liabilities included $13,084 and $49,220, respectively, related to this program. The accrued contribution as of December 31, 2002 was $3,000.00. The Bank did not accrue for a contribution to the plan in 2001.

NOTE 11- INCOME TAXES

The principal components of income tax expense are as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
Federal income tax expense-current                    $629,186          $539,081
Deferred federal income tax expense (benefit)           21,254           (2,581)
                                                       -------           -------
Income tax expense                                    $650,440          $536,500
                                                      ========          ========

Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:

                                                         Years Ended December 31,
                                                     ---------------------------------
                                                           2002                2001
                                                     -------------       -------------
Federal income tax expense - at 34% statutory rate       $685,150            $595,333
Tax effect of:
  Tax-exempt interest                                    (32,195)            (37,204)
  Exercised stock options                                (22,594)             (8,384)
  Other                                                    20,079            (13,245)
                                                          -------           --------
                                                         $650,440           $536,500
                                                        =========           ========


A cumulative net deferred tax asset is included in other assets at December 31,
2002 and 2001. The components of the asset are as follows:
                                                         --------------    --------------
                                                              2002              2001
                                                         --------------    --------------
Deferred tax assets:
   Deferred compensation                                      $150,275           $81,466
   Bad debts and other provisions                              351,343           344,888
   Other                                                        12,201            18,558
   Interest income                                               3,889             5,461
                                                              --------          --------
Total deferred tax assets                                     $517,708          $450,373

Deferred tax liabilities:
   Net unrealized appreciation on available-for sale         (136,199)         (109,444)
   Deferred loan fees                                         (34,964)          (39,504)
   Discount accretion on securities                           (16,300)          (15,625)
   Fixed assets                                               (63,718)          (64,366)
   Other                                                      (38,591)                0
                                                             ---------         --------
Total deferred tax liabilities                               (289,772)         (228,939)

Net deferred tax assets                                       $227,936          $221,434
                                                             =========          ========


NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank's operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $75,810 are required each year for five years under the long-term noncancellable lease agreement as of December 31, 2001, which expires on December 31,2007. Total lease expense was $64,439 for the years 2002 and 2001, respectively.

NOTE 13 - OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $7,539,000 and $5,120,000 at December 31, 2002 and 2001, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $2,737,000 and $3,500,000 at December 31, 2002 and 2001,
respectively. A summary of related party loan activity for Heritage Bank and Trust is as follows during 2002:

A summary of related party loan activity for Heritage Bank and Trust is as follows during 2002:

Balance, December 31, 2001                        $4,802,237
Originations - 2002                                1,770,280
Repayments - 2002                                (1,582,363)
                                                 -----------
Balance, December 31, 2002                        $4,990,154
                                                 ===========

In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

In the ordinary course of business, the Company has engaged in transactions with certain of its directors' companies for legal services and insurance.

Commitments to extend credit and letters of credit to related parties amounted to $627,019 and $920,405 at December 31, 2002 and 2001, respectively.

NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank's obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2002 and 2001. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 3.50% to 18%.

                                                December 31, 2002                      December 31, 2001
                                        -----------------------------------    -----------------------------------
                                          Variable Rate       Fixed Rate          Variable Rate       Fixed Rate
                                           Commitment         Commitment           Commitment         Commitment

Loan Commitments                           $17,052,489          $2,363,465         $14,890,019         $2,376,038

Standby letters of credit and
  guarantees written                          $227,047            $369,371            $196,748           $208,600

All of the guarantees outstanding at December 31, 2002 expire during 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

As of February 28, 2002, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


The Bank's actual capital amounts and ratios are also presented in the table.
                                                                                                     To Be Well Capitalized
                                                                       For Capital Adequacy         Under Prompt Corrective
                                              Actual                         Purposes                  Action Provisions
                                   -----------------------------    ---------------------------   -----------------------------
                                       Amount           Ratio          Amount          Ratio          Amount           Ratio
                                       ------           -----          ------          -----          ------           -----
As of December 31, 2002:
Total Capital
 (to risk-weighted assets)            $11,992,000        13.35%        $7,196,000        8.00%        $8,983,000        10.00%
Tier 1 Capital
  (to risk-weighted assets)           $10,904,000        12.14%        $3,593,000        4.00%        $5,390,000         6.00%
Tier 1 Capital
  (to average assets)                 $10,904,000         9.23%        $4,723,000        4.00%        $5,904,000         5.00%

As of December 31, 2001:
Total Capital
(to risk-weighted assets)             $11,513,000        13.48%        $6,831,000        8.00%        $8,539,200        10.00%
Tier 1 Capital
(to risk-weighted assets)             $10,445,000        12.23%        $3,416,000        4.00%        $5,124,000         6.00%
Tier 1 Capital
 (to average assets)                  $10,445,000         9.67%        $4,320,000        4.00%        $5,400,000         5.00%

There is no significant difference between the Bank's actual ratios disclosed above, and the related actual ratios of the Company.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank's financial instruments at December 31, 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

                                                          2002                                           2001
                                         Carrying Amount           Fair Value           Carrying Amount           Fair Value
                                                 (Dollars in thousands)                         (Dollars in thousands)
Financial Assets
Cash and cash equivalents              $  22,301               $  22,301               $  15,123             $  15,123
Loans                                     84,828                  91,240                  78,689                82,018
Investment securities                     15,891                  15,939                  15,558                15,587
Accrued interest receivable                  477                     477                     549                   549

Financial Liabilities
Deposit liabilities                      111,093                 112,995                 100,273               101,452
Accrued interest payable                     248                     248                     291                   291
Short-term borrowings                         65                      65                      59                    59
Securities sold under agreements to
repurchase                                 4,468                   4,468                   5,150                 5,150

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


NOTE 17 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                           ---------------    --------------
                                                                  2002              2001
                                                           ---------------    --------------
Net income (numerator, basic and diluted)                      $1,364,703        $1,214,480
Weighted average shares outstanding (denominator)                 781,179           775,275
                                                               ----------        ----------
Earnings per common share-basic                                     $1.75             $1.57
                                                                   ======             =====

Effect of dilutive securities

Weighted average shares outstanding                               781,179           775,275
Effect of stock options                                            47,030            27,297
                                                               ----------        ----------
Diluted average shares outstanding (denominator)                  828,209           802,572
                                                               ----------        ----------
Earnings per common share-assuming dilution                         $1.65             $1.51
                                                                   ======             =====



                                    * * * * *