Form 10QSB
period 2003-03-31
HERITAGE BANKSHARES INC /VA
filed 2003-05-14
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [Fee Required]

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [No Fee Required]


                      For the Quarter Ended March 31, 2003


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

                                       YES_x_ NO___

Common stock, par value $5.00 per share: 786,025 shares outstanding as of 4/28/03

 HERITAGE BANKSHARES, INC.


Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:


                     Consolidated Balance Sheets

                     Consolidated Statements of Income

                     Consolidated Statements of Stockholders' Equity

                     Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.
Consolidated Balance Sheets
(unaudited)
                                                                            March 31,        December 31,        March 31,
                                                                              2003              2002               2002
                                                                        ----------------------------------------------------
ASSETS
Cash and due from banks                                                    $ 6,839,609     $  8,878,558        $  6,354,421
Federal funds sold                                                          10,620,965       13,423,376           4,167,544
Securities available for sale                                               15,696,985       14,257,498          14,712,363
Securities held to maturity                                                  1,708,876        1,641,357           2,300,618
Loans, net of unearned income and allowance                                 84,835,067       81,465,850          82,469,272
Loans held for sale                                                          1,093,325        3,361,680             743,179
Accrued interest receivable                                                    585,569          477,100             656,676
Premises and equipment                                                       2,365,777        2,391,222           2,436,756
Other real estate owned                                                        433,340          433,340             433,340
Other assets                                                                 1,224,904        1,799,351           1,399,350
                                                                           -----------     ------------        ------------
                                                                           $25,404,417     $128,129,332        $115,673,519
                                                                           ===========     ============        ============
LIABILITIES
Non-interest bearing deposits                                               21,560,010       21,623,273          19,310,603
Interest bearing deposits                                                   85,052,299       89,000,702          79,815,276
                                                                           -----------     ------------         -----------
                                                                           106,612,309      110,623,975          99,125,879


Securities sold under agreements to repurchase                               5,572,220        4,467,660           4,822,897
Short-term borrowings                                                           60,051           65,349              53,550
Accrued interest payable                                                       237,255          248,356             254,689
Other liabilities                                                              773,276          961,279             525,503
                                                                           -----------     ------------         -----------
                                                                           113,255,111      116,366,619         104,782,518
                                                                  ----------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,
  issued and outstanding 786,025                                             3,930,125        3,922,625           3,899,875
Additional paid-in capital                                                    (298,911)        (302,461)           (324,361)
Retained earnings                                                            8,289,110        7,878,163           7,200,726
Unrealized gains (losses) on investment securities                             228,982          264,386             114,761
                                                                           -----------     ------------         -----------
                                                                            12,149,306       11,762,713          10,891,001
                                                                  ----------------------------------------------------------
                                                                          $125,404,417     $128,129,332        $115,673,519
                                                                          ============     ============        ============

Heritage Bankshares, Inc
Unaudited Consolidated Statement of Operations
(Dollars in thousands, except per share data)            Three months ended March 31,
                                                      -----------------------------------
                                                               2003              2002
 Interest and fees on loans                                 $1,559,968        $1,514,848
 Interest on investment securities                             182,207           220,587
 Interest on federal funds sold                                 34,344            33,905
                                                      -----------------------------------
   Total interest income                                     1,776,519         1,769,340
                                                      -----------------------------------

Interest expense:
 Interest on deposits                                          573,237           648,849
 Interest on short-term borrowings                              10,900            15,593
                                                      -----------------------------------
   Total interest expense                                      584,137           664,442
                                                      -----------------------------------

   Net interest income                                       1,192,382         1,104,898

Provision for loan losses                                       10,000             6,000
                                                      -----------------------------------

Net interest income after provision for loan losses          1,182,382         1,098,898

Noninterest income:
 Services charges                                               72,533            75,763
 Mortgage banking fees                                         158,198            73,201
 Other income                                                  119,868            73,291
                                                      -----------------------------------
                                                               350,599           222,255
                                                      -----------------------------------

Noninterest expense:
 Salaries and employee benefits                                504,447           462,097
 All other                                                     150,874            98,502
 Occupancy expenses                                             64,230            60,282
 Automated services                                             88,204            77,510
 Furniture and equipment expense                                39,910            54,858
 Taxes and licenses                                             32,623            31,317
 Director's fees                                                17,750            16,450
 Stationery and supplies                                        20,199            15,557
 Accounting fees                                                13,400            12,400
 Credit card program                                            15,196            12,231
                                                      -----------------------------------
                                                               946,833           841,203
                                                      -----------------------------------

Income before income taxes                                     586,148           479,950

Income tax expense                                             175,201           160,000

Net income                                                  $  410,947        $  319,950

Earnings per common share - basic                           $     0.52        $     0.41

Earnings per common share - assuming dilution               $     0.49        $     0.38


Heritage Bankshares, Inc.
Consolidated Statement of Stockholders' Equity
March 31, 2003
(unaudited)


                                                                                                    Other
                                             Common Stock        Additional                     Comprehensive
                                       --------------------------  Paid-in        Retained          Income
                                         Shares      Amount        Capital        Earnings          (Loss)         Total
                                       --------------------------------------------------------------------------------------
Balance, December 31, 2002                784,525  $3,922,625    $(302,461)      $7,878,163         $264,386     $11,762,713
                                                                                                                 -----------

Net income for the three months
ended March 31, 2003                                                                410,947                          410,947

Net changes in unrealized gain(loss)
 on securities available-for-sale, net
 of deferred income taxes of $18,239                                                                 (35,404)        (35,404)
                                                                                                                    --------

Total comprehensive income                                                                                           375,543


Stock options exercised in 2003             1,500       7,500        3,550                -                -          11,050

                                       --------------------------------------------------------------------------------------
Balance, March 31, 2003                   786,025  $3,930,125    $(298,911)      $8,289,110         $228,982     $12,149,306
                                          =======  ==========    =========       ==========         ========     ===========


Heritage Bankshares, Inc
Consolidated Statement of Cash Flows
(unaudited)                                                             March 31,       December 31,     March 31,
                                                                           2003             2002           2002
                                                                    -----------------------------------------------
Operating activities:
 Net income                                                          $    410,947     $ 1,364,703    $   319,950
 Adjustments to reconcile to net cash
  provided by operating activities:
   Gain on sale of fixed assets                                                 -          (7,332)        (7,332)
   Loss on disposal of fixed assets                                             -           7,237              -
  Provision for loan losses                                                10,000          99,000          6,000
  Provision for depreciation and amortization                              40,822         167,726         43,372
  Amortization of investment security premiums,
   net of discounts                                                        31,020          79,610         17,877
  Deferred loan origination fees, net of costs                            (22,750)         (9,174)         1,929
  Changes in:
   Interest receivable                                                   (108,469)         72,293       (107,283)
   Interest payable                                                       (11,101)        (42,893)       (36,560)
   Loans held for sale                                                  2,268,355      (1,108,580)     1,509,920
   Other assets                                                           592,684        (224,550)       (89,027)
   Other liabilities                                                     (188,002)         65,310         96,881
                                                                    -----------------------------------------------
    Net cash provided by operating activities                           3,023,506         463,350    $ 1,755,727
                                                                    -----------------------------------------------

Investing activities:
 Proceeds from maturities of available-for-sale securities                542,815       5,374,637        780,503
   Proceeds from maturities, prepayments and calls of
     held-to-maturity securities                                            5,011         666,734          8,802
   Purchases of available-for-sale securities                          (2,101,696)     (5,523,129)    (1,555,426)
   Purchases of held-to-maturity securities                               (37,800)       (527,016)      (522,016)
   Loan originations, net of principal repayments                      (3,356,467)     (2,866,431)    (3,787,955)
   Proceeds from sale  or disposal of land, premises and equipment              -          16,000         16,000
   Purchases of land, premises and equipment                              (15,377)       (146,462)       (60,405)
                                                                    -----------------------------------------------
    Net cash used by investing activities                              (4,963,514)     (3,005,667)    (5,120,497)
                                                                    -----------------------------------------------

Financing activities:
 Net increase (decrease) in demand deposits, NOW and savings           (3,923,107)      2,617,777     (1,471,225)
 accounts
 Net increase (decrease) in certificates of deposit                       (88,559)      7,966,443        557,349
   Net increase (decrease)  in securities sold under
  agreements to repurchase                                              1,104,560        (682,197)      (326,960)
   Net increase (decrease) in short-term borrowings                        (5,296)          6,132         (5,667)
 Net proceeds from exercise of stock options                               11,050          55,460         10,810
 Cash dividends paid                                                            -        (241,792)             -
                                                                    -----------------------------------------------
    Net cash provided by financing activities                          (2,901,352)      9,721,823     (1,235,693)
                                                                    -----------------------------------------------

Increase (decrease) in cash and cash equivalents                       (4,841,360)      7,179,506     (4,600,463)
Cash and cash equivalents at beginning of period                       22,301,934      15,122,428     15,122,428
                                                                    -----------------------------------------------
Cash and cash equivalents at end of period                           $ 17,460,574     $22,301,934    $10,521,965
                                                                    -----------------------------------------------

 As shown on the Consolidated Balance Sheets:
  Cash and due from banks                                               6,839,609       8,878,558      6,354,421
  Federal funds sold                                                   10,620,965      13,423,376      4,167,544
                                                                    -----------------------------------------------
                                                                     $ 17,460,574     $22,301,934    %10,521,965
                                                                    ===============================================
 Cash paid for:
  Interest on deposits and other borrowings                          $    584,338      $2,624,430      $ 701,002
                                                                    -----------------------------------------------
  Income Taxes                                                       $    152,898      $  552,680      $  50,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HERITAGE  BANKSHARES, INC.

Note 1.  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the "Company") and its wholly-owned subsidiaries Heritage Bank & Trust (the "Bank"), IBV Real Estate Holdings, Inc., Sentinel Financial Group,Inc. and Sentinel Trust Services, L.L.C. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company's 2002 Annual Report to Shareholders and the 2002 Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Common and Common Equivalent Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                          Three months ended
                                                                March 31
                                                      --------------------------
                                                          2003           2002
                                                          ----           ----
Net income (numerator, basic and diluted)               $410,947       $319,950
                                                      --------------------------
Weighted average shares outstanding (denominator)        785,025        779,975
                                                      --------------------------
Earnings per common share-basic                            $0.52          $0.41
                                                      --------------------------

Effect of dilutive securities

Weighted average shares outstanding                      785,025        779,975
Effect of stock options                                   55,090         38,092
                                                      --------------------------
Diluted average shares outstanding (denominator)         840,115        818,067

Earnings per common share-assuming dilution                $0.49          $0.38
                                                      --------------------------

Note 3:  Comprehensive Income

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:


Dollars in Thousands                     For The Three Months Ended March 31,
                                        2003                             2002
                                     -------------------------------------------
 Net Income                           $410,947                         $319,950
Other Comprehensive Income:
  Unrealized gain on securities
  available-for-sale, net of tax       (35,404)                         (97,690)
                                     ----------                         -------
Total Comprehensive Income            $375,543                         $222,260

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary
----------------

     For the three months ended March 31, 2003, net income for Heritage Bankshares, Inc. totaled $411 thousand, a 28% increase over the $320 thousand reported for the same period in 2002. Heritage Bank & Trust earned $415 thousand and net holding company expenses were $4 thousand. Revenue rose 16% percent over last year to $1.54 million. Earnings per common share (dilutive) were $.49 at March 31, 2003 and $.38 at March 31, 2002.

Net Interest Income
-------------------

     Net interest income for the first three months of 2003 increased 8% to $1.19 million from the $1.10 million reported for the same period in 2002. Interest income of $1.78 million was largely even with the same period last year increasing $7 thousand. However interest expense decreased 12% to $584 thousand compared with $664 thousand a year ago. The interest margin on earning assets was 4.18% compared to last year when that margin was 4.23%. The interest spread (yield on earning assets minus yield on interest bearing liabilities) was 3.64% compared to 3.53% in 2002. Net loans grew 3 % or $2.37 million to $84.84 million. Net loans at March 31, 2002 were $82.47 million. Investment securities totaled $17.41 million at March 31, 2003 and $17.01 million at March 31, 2002. Federal funds sold were $10.6 million compared to the $4.17 reported March 31, 2002. Interest bearing deposits grew 6.56% or $5.24 million from March 31, 2002 to $85.05 million. Total deposits grew $7.49 million from March 31, 2002 to $106.61 million.

Allowance For Loan Losses
-------------------------

     The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at March 31, 2003 and 2002 was $1.15 million and $1.08 million, respectively. As a percentage of loans outstanding, the allowance was 1.34% at March 31, 2003 and1.29% at March 31, 2002.

     Net recoveries during the first three months of 2003 were $51 thousand. During that same period in 2002 the Bank's net charge-offs were $12 thousand. At March 31, 2003 loans 90 days or more past due and still accruing were $10 thousand compared to March 31, 2002 when such loans were $140 thousand. Non-accruing loans totaled $11 thousand and $15 thousand at March 31, 2003 and 2002, respectively.

Other Income
------------

     During the first three months of 2003, other income totaled $351 thousand, increasing $129 thousand or 58% over the $222 thousand reported in 2002. This increase was largely due to an increase in the volume of mortgage loans sold in the secondary market and to a lesser extent to the receipt of life insurance proceeds from policies purchased related to the Company's deferred compensation program. Fees from mortgage loans sold as of March 31, 2003 totaled $158 thousand compared to $73 thousand for the same period in 2002. The life insurance proceeds were $43 thousand.

Other Expenses
--------------

     For the three months ended March 31, 2003 other expenses totaled $947 thousand, a 13% increase over the $841 thousand reported for the same period in 2002. The Company has done an excellent job containing costs, as non-interest expenses as a percentage of average assets was 3.01% at this quarter end and 2.93% at March 31, 2002. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) at March 31, 2003 and March 31, 2002 was 61% and 63% respectively.

Interest Sensitivity and Liquidity
----------------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

     Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $10.6 million the Company had invested in federal funds on March 31, 2003. Also, as of March 31, 2003 the Company had $6.8 million in investment securities that mature or re-price within one year. Additionally, $32.2 million or 37% of the bank's loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

     At March 31, 2003, the ratio of net loans to total deposits was 80% compared to 83% for the same period in 2002. Certificates of deposit over $100,000 were $20.6 million at March 31, 2003 compared to $17.7 million for the same period in 2002. These large denomination certificates of deposit represented 19% of total deposits at March 31, 2003 and 18% at March 31, 2002.

  The following table presents the Company's interest sensitivity position at March 31, 2003. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time. Assets and liabilities are presented in the period they mature or re-price, whichever is earlier. Investment securities are presented on an amortized cost basis.

Interest Sensitivity Analysis
March 31, 2003

                                             Within        Over 3       Over 1 Yr      Over 3 Yr
                                          1 through 3      through       through        through           Over
                                             months       12 months       3 yrs          5 yrs           5 yrs          Total
                                       -----------------------------------------------------------------------------------------
Earning assets:
  Federal funds                             $ 10,621       $     -      $      -        $      -        $      -       $ 10,621
  Investment securities                        2,568         4,267         7,818           1,165           1,241        $17,059
  Loans                                       27,734         4,479        12,357          20,570          20,846         85,986
                                            --------       -------      --------        --------        --------       --------
Total Earning Assets                        $ 40,923       $ 8,746      $ 20,175        $ 21,735        $ 22,087       $113,666
                                            ========       =======      ========        ========        ========       ========

Interest and non-interest bearing liabilities:

  Commercial DDA                            $  8,673       $     -      $  5,204        $  3,469        $      -       $ 17,346
   Personal DDA                                    -             -         2,529             843             843          4,215
  TT&L Note                                       60             -             -               -               -             60
  Savings                                          -             -         2,911             970             970          4,852
  Money Market                                     -         2,803         2,803               -               -          5,606
  NOW                                              -             -         8,050           2,683           2,683         13,416
  Certificates                                 9,317        23,736        18,912           5,385           3,827         61,177
   Federal Funds Purchased                         -             -             -               -               -              -
  Repurchase Agreements                        5,572             -             -               -               -          5,572
                                            --------       -------      --------        --------        --------       --------
Total Interest and non interest
  bearing liabilities                       $ 23,622      $ 26,539      $ 40,408        $ 13,350        $  8,323       $112,244
                                            ========      ========      ========       =========        ========       ========


Interest sensitivity gap                      17,301       (17,793)      (20,234)          8,385          13,764          1,423
                                            -----------------------------------------------------------------------------------

Cumulative gap                                17,301          (492)      (20,727)        (12,341)          1,423
                                            --------------------------------------------------------------------

Ratio interest sensitive assets
to interest-sensitive liabilities               1.73          0.33          0.50            1.63            2.65           1.01
                                            -----------------------------------------------------------------------------------

Ratio of cumulative gap to
 total earning assets                          15.22%        -0.43%       -18.23%         -10.86%           1.25%
                                            --------------------------------------------------------------------

Ratio of cumulative gap to
 total assets                                 13.80%        -0.39%       -16.53%          -9.84%           1.13%
                                            ---------------------------------------------------------------------

Capital Resources
-----------------

      The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and the allowance for loan losses, respectively.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2003, the Company's Tier I capital represented 12.91% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 14.16% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At March 31, 2003, total capital to total assets was 9.46%.

Part II .  Other Information

The management of the Company including Mr. Robert J. Keogh as President and Chief Executive Officer and Mrs. Catherine P. Jackson as Chief Operating Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of April 28, 2003 the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after April 28, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.


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

99.2       Certification of principal financial officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 28, 2003

                                      BY: /s/ Robert J. Keogh
                                         ---------------------------------
                                            Robert J. Keogh
                                            President & CEO

                                      BY: /s/ Catherine P. Jackson
                                         ---------------------------------
                                            Catherine P. Jackson
                                            Chief Operating Officer

                                  CERTIFICATION

I, Robert J. Keogh, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Heritage Bankshares, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all such deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003                     /s/ Robert J. Keogh
                                          --------------------------------------
                                          Robert J. Keogh
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Catherine P. Jackson, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Heritage Bankshares, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all such deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor's any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003                     /s/ Catherine P. Jackson
                                          --------------------------------------
                                          Catherine P. Jackson
                                          Chief Operating Officer