Form 10QSB
period 2003-06-30
HERITAGE BANKSHARES INC /VA
filed 2003-08-11
CIK 719731

US SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the Quarter Ended June 30, 2003

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

YES  ☒         NO  ☐

Common stock, par value $5.00 per share: 788,025 shares outstanding as of 7/25/03

HERITAGE BANKSHARES, INC.

Part I. Financial Information

Item I. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Heritage Bankshares, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2003	December 31, 2002	June 30, 2002
ASSETS
Cash and due from banks	$6,259,305	$8,878,558	$6,300,540
Federal funds sold	7,148,750	13,423,376	1,925,587
Securities available for sale	15,618,920	14,257,498	13,330,045
Securities held to maturity	1,416,455	1,641,357	2,290,724
Loans, net of unearned income and allowance	92,502,118	81,465,850	84,409,880
Loans held for sale	1,553,195	3,361,680	367,000
Accrued interest receivable	541,476	477,100	615,631
Premises and equipment	2,340,780	2,391,222	2,400,494
Other real estate owned	433,340	433,340	433,340
Other assets	1,052,448	1,799,351	1,379,489

	128,866,787	$128,129,332	113,452,730

LIABILITIES
Non-interest bearing deposits	21,838,214	21,623,273	19,853,398
Interest bearing deposits	88,039,527	89,000,702	78,564,556

	109,877,741	110,623,975	98,417,954

Securities sold under agreements to repurchase	5,254,681	4,467,660	2,990,533
Short-term borrowings	59,503	65,349	57,153
Accrued interest payable	223,226	248,356	226,287
Other liabilities	970,702	961,279	654,646

	116,385,853	116,366,619	102,346,573

STOCKHOLDERS’ EQUITY

Common stock, $5.00 par value-authorized 3,000,000 shares, issued and outstanding 786,025	3,930,125	3,922,625	3,899,875
Additional paid-in capital	(298,911)	(302,461)	(324,361)
Retained earnings	8,543,916	7,878,163	7,309,217
Unrealized gains (losses) on investment securities	305,804	264,386	221,426

	12,480,934	11,762,713	11,106,157

	$128,866,787	$128,129,332	$113,452,730

Heritage Bankshares, Inc.

Consolidated Statement of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Interest income:
Interest & fees on loans	$1,554,749	$1,647,822	$3,114,717	$3,162,670
Interest on investment securities	179,069	213,657	361,276	434,244
Interest on federal funds sold	32,113	18,217	66,457	52,121

Total interest income	1,765,931	1,879,696	3,542,450	3,649,035

Interest expense:
Interest on deposits	539,390	622,369	1,112,627	1,271,218
Interest on short-term borrowings	10,241	12,529	21,141	28,122

Total interest expense	549,631	634,898	1,133,768	1,299,340

Net interest income	1,216,300	1,244,798	2,408,682	2,349,695

Provision for loan losses	—	33,000	10,000	39,000

Net interest income after provision for loan losses	1,216,300	1,211,798	2,398,682	2,310,695

Non-interest income:
Services charges	76,379	74,625	148,912	150,388
Other Income	49,653	73,888	207,851	147,178
Mortgage banking fees	174,528	40,227	294,396	113,429

	300,560	188,740	651,159	410,995

Non-interest expense:
Salaries & employee benefits	498,624	471,824	1,003,071	933,920
All other	163,415	148,531	342,885	271,663
Automated services	91,043	76,565	179,247	154,075
Furniture & equipment expense	46,658	50,719	86,568	105,577
Occupancy expenses	59,253	57,792	123,483	118,074
Taxes & licenses	37,685	31,810	70,308	63,127
Stationery & supplies	17,492	18,064	37,691	33,621
Director’s fees	15,600	17,350	33,350	33,800

	929,770	872,655	1,876,603	1,713,857

Income before income taxes	587,090	527,883	1,173,238	1,007,833

Income tax expense	190,799	177,600	366,000	337,600

Net income	$396,291	$350,283	$807,238	$670,233

Earnings per common share-basic	$0.51	$0.45	$1.03	$0.86
Earnings per common share—assuming dilution	$0.47	$0.42	$0.96	$0.81

Dividends per share	$0.18	$0.31	$0.18	$0.31

Heritage Bankshares, Inc.

Consolidated Statement of Stockholders’ Equity

June 30, 2003

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2002	784,525	$3,922,625	$(302,461)	$7,878,163	$264,386	$11,762,713

Net income for the six months ended June 30, 2003				807,238		807,238

Net changes in unrealized gain(loss) on securities available-for-sale, net of deferred income taxes of $21,337					41,418	41,418

Total comprehensive income						848,656
Stock options exercised in 2003	1,500	7,500	3,550	—	—	11,050
Less: Dividends Paid 2003				(141,485)		(141,485)

Balance, June 30, 2003	786,025	$3,930,125	$(298,911)	$8,543,916	$305,804	$12,480,934

Heritage Bankshares, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	June 30, 2003	December 31, 2002	June 30, 2002
Operating activities
Net income	$807,238	$1,364,703	$670,233
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of fixed assets	—	(7,332)	(7,332)
Loss on disposal of fixed assets	—	7,237	1,295
Provision for loan losses	10,000	99,000	39,000
Provision for depreciation and amortization	77,920	167,726	86,372
Amortization of investment security premiums, net of discounts	73,935	79,610	38,053
Deferred loan origination fees, net of costs	(12,983)	(9,174)	2,216
Changes in:
Interest receivable	(64,376)	72,293	(66,238)
Interest payable	(25,130)	(42,893)	(64,962)
Loans held for sale	1,808,485	(1,108,580)	1,886,100
Other assets	725,566	(224,550)	(124,115)
Other liabilities	9,423	65,310	226,024

Net cash provided by operating activities	3,410,078	463,350	2,686,646

Investing activities:
Proceeds from maturities of available-for-sale securities	2,843,152	5,374,637	3,306,809
Proceeds from maturities, prepayments and calls of held-to maturity securities	259,657	666,734	16,145
Purchases of available-for-sale securities	(4,212,710)	(5,523,129)	(2,555,426)
Purchases of held-to-maturity securities	(37,800)	(527,016)	(522,016)
Loan originations, net of principal repayments	(11,033,285)	(2,866,431)	(5,761,850)
Proceeds from sale or disposal of land, premises and equipment	—	16,000	16,000
Purchases of land, premises and equipment	(27,478)	(146,462)	(68,437)

Net cash used by investing activities	(12,208,464)	(3,005,667)	(5,568,776)

Financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	(480,584)	2,617,777	(2,005,818)
Net increase (decrease) in certificates of deposit	(265,649)	7,966,443	384,017
Net increase (decrease) in securities sold under agreements to repurchase	787,021	(682,197)	(2,159,324)
Net increase (decrease) in short-term borrowings	(5,846)	6,132	(2,064)
Net proceeds from exercise of stock options	11,050	55,460	10,810
Cash dividends paid	(141,485)	(241,792)	(241,792)

Net cash provided by financing activities	(95,493)	9,721,823	(4,014,171)

Increase (decrease) in cash and cash equivalents	(8,893,879)	7,179,506	(6,896,301)
Cash and cash equivalents at beginning of period	22,301,934	15,122,428	15,122,428

Cash and cash equivalents at end of period	$13,408,055	$22,301,934	$8,226,127
As shown on the Consolidated Balance Sheets:
Cash and due from banks	6,259,305	8,878,558	6,300,540
Federal funds sold	7,148,750	13,423,376	1,925,587

	$13,408,055	$22,301,934	$8,226,127
Cash paid for:
Interest on deposits and other borrowings	$1,158,898	$2,624,430	$1,327,742

Income taxes	$152,898	$552,680	$56,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE BANKSHARES, INC.

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the “Company”) and its wholly-owned subsidiaries Heritage Bank & Trust (the “Bank”), IBV Real Estate Holdings, Inc., Sentinel Financial Group, Inc. and Sentinel Trust Services, L.L.C. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company’s 2002 Annual Report to Shareholders and the 2002 Form 10-K filed with the Securities and Exchange Commission.

Note 2. Earnings Per Common and Common Equivalent Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (numerator, basic and diluted)	$396,291	$350,283	$807,238	$670,233
Weighted average shares outstanding (denominator)	779,975	779,975	785,525	779,725

Earnings per common share-basic	$0.51	$0.45	$1.03	$0.86
Effect of dilutive securities
Weighted average shares outstanding	786,025	779,975	785,525	779,725
Effect of stock options	59,550	47,244	57,384	42,922

Diluted average shares outstanding (denominator)	845,575	827,219	842,909	822,647
Earnings per common share-assuming dilution	$0.47	$0.42	$0.96	$0.81

Note 3: Comprehensive Income

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”. This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

Dollars in Thousands	For The Six Months Ended June 30,
	2003	2002
Net Income	$807,238	$670,233
Other Comprehensive Income:
Unrealized gain on securities available-for-sale, net of tax	41,418	8,975

Total Comprehensive Income	$848,656	$679,208

Note 4: Employee Benefit Plans

Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Compensation Plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25. FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-form disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earnings Summary

For the six months ended June 30, 2003, net income for Heritage Bankshares, Inc. totaled $807 thousand, a 20% increase over the $670 thousand reported for the same period in 2002. Heritage Bank & Trust earned $835 thousand and net holding company expenses were $28 thousand. Revenue rose $299 thousand or 11% to $3.06 million compared to June 30, 2002 when revenue was $2.76 million. Dilutive earnings per common share were $.96 at June 30, 2003 and $.81 at June 30, 2002.

Net Interest Income

Net interest income for the first six months of 2003 increased 2.51% to $2.41 million from the $2.35 million reported for the same period in 2002. The 2.92% decrease in interest income was offset by a 13% decrease in interest expense. This result was achieved through loan growth and lower interest rates on the Bank’s interest earning liabilities. Net loans grew 10% or $8.09 million to $92.50 million. Net loans at June 30, 2002 were $81.47 million. Investment securities totaled $17.04 million at June 30, 2003 compared to $15.62 million at June 30, 2002. Federal funds sold were $7.15 million compared to the $1.93 million reported at June 30, 2002. Interest bearing deposits grew 12% or $9.5 million from June 30, 2002 to $88.04 million at June 30, 2003. Total deposits grew $11.46 million from June 30, 2002 to end the period at $109.88 million.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at June 30, 2003 and 2002 was $1.15 million and $1.07 million, respectively. As a percentage of loans outstanding, the allowance was 1.23% at June 30, 2003 and 1.25% at June 30, 2002.

Net recoveries during the first six months of 2003 were $49 thousand. During that same period in 2002 the Bank’s net charge-offs were $55 thousand. At June 30, 2003 loans 90 days or more past due and still accruing were $25 thousand and loans on non-accrual status were $11 thousand. At June 30, 2002 loans 90 days or more past due and still accruing were $22 thousand and loans on non-accrual status were $14 thousand.

Other Income

During the first six months of 2003 other income totaled $651 thousand, increasing $240 thousand or 58% over the $411 thousand reported in 2002. This increase was chiefly due to an increase in the volume of mortgage loans sold in the secondary market and to a lesser extent to the receipt of life insurance proceeds related to the Company’s deferred compensation program. Fees from mortgage loans sold as of June 30, 2003 totaled $294 thousand compared to $113 thousand for the same period in 2002. The life insurance proceeds were $43 thousand.

Other Expenses

For the six months ended June 30, 2003 other expenses totaled $1.88 million, a 10% increase over the $1.71 million reported for the same period in 2002. This minor increase is a result of Management’s successful cost containment efforts. The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) at June 30, 2003 and June 30, 2002 was 61% and 62% respectively.

Interest Sensitivity and Liquidity

Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

Interest rate sensitivity varies with different types of interest earning assets. Rates change daily on the $7.15 million the Company had invested in federal funds on June 30, 2003. Also, as of June 30, 2003 the Company had $5.33 million in investment securities that mature or re-price within one year. Additionally, $32.4 million or 35% of the bank’s loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

At June 30, 2003, the ratio of net loans to total deposits was 84% compared to 86% for the same period in 2002. Certificates of deposit over $100,000 were $20.15 million at June 30, 2003 compared to $17.08 million for the same period in 2002. These large denomination certificates of deposit represented 18% of total deposits at June 30, 2003 and 2002.

The following table presents the Company’s interest sensitivity position at June 30, 2003. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time. Assets and liabilities are presented in the period they mature or reprice, whichever is earlier. Investment securities are presented on an amortized cost basis.

Heritage Bankshares, Inc

Interest Sensitivity Analysis

June 30, 2003

	Within 1 through 3 months	Over 3 through 12 months	Over 1 year through 3 years	Over 3 years through 5 years.	Over 5 years	Total
Earning assets:
Federal funds	$7,149	$0	$0	$0	$0	$7,149
Investment securities	1,289	4,036	8,762	1,239	1,246	$16,572
Loans	28,422	3,998	20,383	19,964	20,885	93,652

Total Earning Assets	$36,860	$8,034	$29,145	$21,203	$22,131	$117,373

Interest and non-interest bearing liabilities:
Commercial DDA	$8,975	$0	$5,385	$3,590	$0	$17,950
Personal DDA	0	0	2,333	778	778	3,889
TT&L Note	60	0	0	0	0	60
Savings	0	0	3,349	1,116	1,116	5,581
Money Market	0	3,317	3,317	0	0	6,634
NOW	0	0	8,894	2,965	2,965	14,824
Certificates	8,912	26,762	14,289	7,220	3,818	61,001
Federal Funds Purchased	0	0	0	0	0	0
Repurchase Agreements	5,255	0	0	0	0	5,255

Total Interest and non interest bearing liabilities	$23,202	$30,079	$37,567	$15,669	$8,677	$115,194

Interest sensitivity gap	13,658	(22,045)	(8,422)	5,534	13,454	2,179
Cumulative gap	13,658	(8,387)	(16,809)	(11,275)	2,179
Ratio interest sensitive assets to interest-sensitive liabilities	1.59	0.27	0.78	1.35	2.55	1.02
Ratio of cumulative gap to total earning assets	11.64%	(7.15)%	(14.32)%	(9.61)%	1.86%

(1)	Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

Capital Resources

The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At Heritage Bankshares, Inc. the only components of Tier I and Tier II capital are shareholders’ equity and the allowance for loan losses, respectively.

The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2003, the Company’s Tier I capital represented 12.36% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.52% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At June 30, 2003, total capital to total assets was 9.62%.

Part II . Other Information

The management of the Company including Mr. Robert J. Keogh as President and Chief Executive Officer and Mrs. Catherine P. Jackson as Executive Vice-President and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of July 28, 2003 the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after July 28, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

Item I. Legal Proceedings

The Company is subject to claims and other legal actions that arise primarily in the ordinary course of business. Based on presently available information, there are no such claims involving the Company.

Item V. Other Information

None required

Item VI. Exhibits and Reports on Form 8-K

a) Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

Reports on Form 8-K were filed on April 14 and June 25, 2003 and are incorporated herein by reference. The contents of the reports are summarized below:

In a Form 8-K filed April 14, 2003 the Registrant reported its first quarter 2003 earnings. In a Form 8-K filed on June 25, 2003 the Registrant reported the declaration of a semi-annual dividend.

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Bankshares, Inc.

(Registrant)

Date: August 6, 2003

BY:	/S/ ROBERT J. KEOGH

Robert J. Keogh President & CEO

BY:	/S/ CATHERINE P. JACKSON

Catherine P. Jackson Executive Vice-President & Chief Financial Officer