Form 10QSB
period 2003-09-30
HERITAGE BANKSHARES INC /VA
filed 2003-11-12
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1234322
(State of Incorporation)	(IRS Employer ID No.)

200 East Plume Street Norfolk, VA	23514
(Address of principal executive offices)	(Zip Code)

757-523-2600

(Telephone Number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Common stock, par value $5.00 per share: 791,525 shares outstanding as of 10/14/03

Transitional Small Business Issuer Format:    YES  ☐    NO  ☒

HERITAGE BANKSHARES, INC.

Part I. Financial Information

Item 1. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Heritage Bankshares, Inc.

Consolidated Balance Sheets

(unaudited)

	Sept 30, 2003	December 31, 2002	Sept 30, 2002
ASSETS
Cash and due from banks	$7,746,805	$8,878,558	$7,020,720
Federal funds sold	14,007,064	13,423,376	20,756,095
Securities available for sale	15,118,167	14,257,498	12,935,220
Securities held to maturity	2,019,922	1,641,357	2,047,656
Loans, net of unearned income and allowance	94,233,580	81,465,850	82,264,866
Loans held for sale	1,470,249	3,361,680	2,058,387
Accrued interest receivable	578,799	477,100	572,595
Premises and equipment	2,311,249	2,391,222	2,404,895
Other assets	1,746,697	2,232,691	1,806,271

	139,232,532	$128,129,332	131,866,705

LIABILITIES
Non-interest bearing deposits	25,952,682	21,623,273	22,239,639
Interest bearing deposits	94,171,129	89,000,702	92,883,320

	120,123,811	110,623,975	115,122,959

Securities sold under agreements to repurchase	5,087,325	4,467,660	4,487,741
Short-term borrowings	56,671	65,349	52,817
Accrued interest payable	217,928	248,356	227,401
Other liabilities	864,119	961,279	437,044

	126,349,854	116,366,619	120,327,962

STOCKHOLDERS’ EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares, issued and outstanding 791,525	3,957,625	3,922,625	3,916,375
Additional paid-in capital	(261,974)	(302,461)	(312,211)
Retained earnings	9,002,446	7,878,163	7,645,085
Unrealized gains (losses) on investment securities	184,581	264,386	289,493

	12,882,678	11,762,713	11,538,743

	$139,232,532	$128,129,332	$131,866,705

Heritage Bankshares, Inc.

Consolidated Statement of Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest income:
Interest & fees on loans	$1,673,436	$1,643,127	$4,788,153	$4,805,797
Interest on investment securities	159,465	191,611	520,741	625,855
Interest on federal funds sold	23,201	41,048	89,658	93,169

Total interest income	1,856,102	1,875,786	5,398,552	5,524,821

Interest expense:
Interest on deposits	535,536	628,478	1,648,163	1,899,696
Interest on short-term borrowings	9,083	13,994	30,224	42,116

Total interest expense	544,619	642,472	1,678,387	1,941,812

Net interest income	1,311,483	1,233,314	3,720,165	3,583,009
Provision for loan losses	30,000	30,000	40,000	69,000

Net interest income after provision for loan losses	1,281,483	1,203,314	3,680,165	3,514,009

Non-interest income:
Services charges	77,980	72,445	226,892	222,833
Other Income	144,656	71,926	352,507	219,104
Mortgage banking fees	191,013	33,433	485,409	146,862

	413,649	177,804	1,064,808	588,799

Non-interest expense:
Salaries & employee benefits	584,571	483,942	1,587,642	1,417,862
All other	154,600	151,464	497,485	423,127
Automated services	88,962	71,700	268,209	225,775
Furniture & equipment expense	48,221	51,628	134,789	157,205
Occupancy expenses	66,035	61,475	189,518	179,549
Taxes & licenses	38,257	30,367	108,565	93,494
Stationery & supplies	18,466	19,324	56,157	52,945
Director’s fees	13,950	14,650	47,300	48,450

	1,013,062	884,550	2,889,665	2,598,407

Income before income taxes	682,070	496,568	1,855,308	1,504,401

Income tax expense	223,540	160,700	589,540	498,300

Net income	$458,530	$335,868	$1,265,768	$1,006,101

Earnings per common share-basic	$0.58	$0.43	$1.61	$1.29
Earnings per common share—assuming dilution	$0.54	$0.40	$1.50	$1.22

Heritage Bankshares, Inc.

Consolidated Statement of Stockholders’ Equity

September 30, 2003

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2002	784,525	$3,922,625	$(302,461)	$7,878,163	$264,386	$11,762,713
Net income for the nine months ended September 30,				1,265,768		1,265,768
Net changes in unrealized gain(loss) on securities available-for-sale, net of deferred income taxes of $41,112					(79,805)	(79,805)

Total comprehensive income						1,185,963
Stock options exercised in 2003	7,000	35,000	40,488	—	—	75,488
Less: Dividends Paid in 2003				(141,485)		(141,485)

Balance, September 30, 2003	791,525	$3,957,625	$(261,973)	$9,002,446	$184,581	$12,882,679

Heritage Bankshares, Inc.

Consolidated Statement of Cash Flows

(unaudited)

Operating activities

	September 30, 2003	December 31, 2002	September 30, 2002
Net income	$1,265,768	$1,364,703	$1,006,101
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of fixed assets	—	(7,332)	(7,332)
Loss on disposal of fixed assets	—	7,237	1,295
Provision for loan losses	40,000	99,000	69,000
Provision for depreciation and amortization	115,542	167,726	129,622
Amortization of investment security premiums, net of discounts	122,610	79,610	55,522
Deferred loan origination fees, net of costs	27,906	(9,174)	4,135
Changes in:
Interest receivable	(101,699)	72,293	(23,202)
Interest payable	(30,428)	(42,893)	(63,848)
Loans held for sale	1,891,431	(1,108,580)	194,713
Other assets	527,103	(224,550)	(152,868)
Other liabilities	(97,159)	65,310	8,422

Net cash provided by operating activities	3,761,074	463,350	1,221,560

Investing activities:
Proceeds from maturities of available-for-sale securities	4,114,631	5,374,637	4,338,062
Proceeds from maturities, prepayments and calls of held-to maturity securities	263,965	666,734	261,935
Purchases of available-for-sale securities	(5,813,556)	(5,523,129)	(3,103,666)
Purchases of held-to-maturity securities	(47,800)	(527,016)	(527,016)
Loan originations, net of principal repayments	(12,835,637)	(2,866,431)	(3,648,755)
Proceeds from sale or disposal of land, premises and equipment	—	16,000	16,000
Purchases of land, premises and equipment	(35,569)	(146,462)	(116,089)

Net cash used by investing activities	(14,353,966)	(3,005,667)	(2,779,529)

Financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	5,578,333	2,617,777	11,148,856
Net increase (decrease) in certificates of deposit	3,921,504	7,966,443	3,934,348
Net increase (decrease) in securities sold under agreements to repurchase	619,665	(682,197)	(662,116)
Net increase (decrease) in short-term borrowings	(8,678)	6,132	(6,400)
Net proceeds from exercise of stock options	75,488	55,460	39,460
Cash dividends paid	(141,485)	(241,792)	(241,792)

Net cash provided by financing activities	10,044,827	9,721,823	14,212,356

Increase (decrease) in cash and cash equivalents	(548,065)	7,179,506	12,654,387
Cash and cash equivalents at beginning of period	22,301,934	15,122,428	15,122,428

Cash and cash equivalents at end of period	$21,753,869	$22,301,934	$27,776,815

As shown on the Consolidated Balance Sheets:
Cash and due from banks	7,746,805	8,878,558	7,020,720
Federal funds sold	14,007,064	13,423,376	20,756,095

	$21,753,869	$22,301,934	$27,776,815

Cash paid for:
Interest on deposits and other borrowings	$1,654,815	$2,624,430	$1,969,100

Income taxes	$376,075	$552,680	$480,812

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

Note 2. Summary of Significant Accounting Practices

Basis of Statement Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly owned subsidiaries, Heritage Bank and Trust, IBV Real Estate Holdings, Inc. and Sentinel Title Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term, if any, are classified as “trading securities” and reflected at fair value, with unrealized gains and losses included in earnings. Investments not classified as either of the above are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

The adequacy of the allowance for loan losses is periodically evaluated by the Bank, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management’s evaluation of the adequacy of the allowance is based on a review of the Bank’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.

Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Bank receives physical possession of the debtor’s real estate. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell.

Restructured Loans

Loans are considered troubled debt restructurings if for economic or legal reasons, a concession has been granted to the borrower related to the borrower’s financial difficulties that the Bank would not have otherwise considered. The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of September 30, 2003, a valuation allowance has not been provided against the deferred tax asset.

Deferred Compensation Plans

The Bank maintains deferred compensation and retirement arrangements with certain directors and officers. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the expected period of active employment. The Bank purchased life insurance contracts to fund the expected liabilities under the contracts.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform them to the current year’s presentation.

Note 3. Earnings Per Common and Common Equivalent Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended Sept 30,		Nine months ended Sept 30,
	2003	2002	2003	2002
Net income (numerator, basic and diluted)	$458,529	$335,868	$1,265,768	$1,006,101
Weighted average shares outstanding (denominator)	789,692	781,075	786,914	780,175

Earnings per common share-basic	$0.58	$0.43	$1.61	$1.29

Effect of dilutive securities
Weighted average shares outstanding	789,692	781,075	786,914	780,175
Effect of stock options	61,343	50,304	56,897	44,683

Diluted average shares outstanding (denominator)	851,035	831,379	843,811	824,858
Earnings per common share-assuming dilution	$0.54	$0.40	$1.50	$1.22

Note 4: Comprehensive Income

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”. This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

Dollars in Thousands	For The Nine Months Ended Sept 30,
	2003	2002
Net Income	$1,265,768	$1,006,101
Other Comprehensive Income:
Unrealized gain on securities available-for-sale, net of tax	79,805	77,043

Total Comprehensive Income	$1,345,573	$1,083,144

Note 5: Employee Benefit Plans

Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Compensation Plans. Since all options are fully vested, no compensation cost has been recognized for these plans in 2003 and 2002. Pro forma net income and earnings per share disclosures required by FASB Statement No. 148 do not differ from the amounts reported.

Item 2. Management’s Discussion and Analysis

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this quarterly report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Heritage Bankshares, Inc. (the “Company”) to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission.

In some cases, you can identify the forward-looking statements by the Company’s use of the words such as “may,” “ will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements or other future events. The Company is under no duty to update any of its forward-looking statements after the date of this quarterly report. Readers should not place undue reliance on such forward-looking statements.

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued a cautionary advice letter regarding the disclosure of critical accounting policies. Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

The Company believes the “critical” accounting policies used in preparation of its financial statements are as follows:

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

Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term, if any, are classified as “trading securities” and reflected at fair value, with unrealized gains and losses included in earnings. Investments not classified as either of the above are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

The adequacy of the allowance for loan losses is periodically evaluated by the Bank, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management’s evaluation of the adequacy of the allowance is based on a review of the Bank’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.

Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Results of Operation for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Earnings Summary

For the nine months ended September 30, 2003, net income for the Company totaled $1.27 million, a 26% increase over the $1.01 million reported for the same period in 2002. The Company earned $1.30 million and net holding company expenses were $32 thousand. Revenue rose $350 thousand or 6% to $6.46 million compared to September 30, 2002 when revenue was $6.11 million. Dilutive earnings per common share were $1.50 at September 30, 2003 and $1.22 at September 30, 2002.

Net Interest Income

Net interest income for the first nine months of 2003 increased 3.83% to $3.72 million from the $3.58 million reported for the same period in 2002. This positive result is due to a 15% increase in net loans and a reduction of 14% in interest costs. Net loans grew $11.97 million to $94.23 million from $82.26 million at September 30, 2002. At September 30, 2003, the yield on interest bearing liabilities was 2.38%. At September 30, 2002, the yield on interest bearing liabilities was 3.09%. A year ago the yield on earning assets was 6.90%. The yield at September 30, 2003 on earning assets was 6.02%. Investment securities totaled $17.13 million at September 30, 2003 compared to $14.98 million at September 30, 2002. At period end, federal funds sold were $14.01 million compared to the $20.76 million reported last period end. Deposits grew 4 percent or $5 million from September 30, 2002 to end the period at $120.12 million compared to $115.12 million a year ago.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at September 30, 2003 and 2002 was $1.18 million and $1.09 million, respectively. As a percentage of loans outstanding, the allowance was 1.24% at September 30, 2003 and 1.31% at September 30, 2002.

Net recoveries during the first nine months of 2003 were $55 thousand. During that same period in 2002, the Bank’s net charge-offs were $61 thousand. At September 30, 2003, loans 90 days or more past due and still accruing were $14 thousand and loans on non-accrual status were $17 thousand. At September 30, 2002, loans 90 days or more past due and still accruing were $62 thousand and loans on non-accrual status were $13 thousand.

Other Income

During the first nine months of 2003 other income totaled $1.07 million, increasing $476 thousand or 81% over the $589 thousand reported in 2002. This increase was chiefly due to the Bank’s mortgage lending activities. Strong refinance levels produced fees that more than doubled from their September 30, 2002 levels. Fees related to mortgage banking were $485 thousand at September 30, 2003 compared to $147 thousand in 2002. The remainder of the increase in other income resulted from the receipt of life insurance proceeds related to the Company’s deferred compensation program totaling $43 thousand. As a percentage of average assets, other income was 1.09% at September 30, 2003 and .67% at September 30, 2002.

Other Expenses

For the nine months ended September 30, 2003, other expenses totaled $2.89 million, an 11% increase over the $2.60 million reported for the same period in 2002. These expenses were 2.95% of average assets at September 30, 2003, compared to a year ago when they were 2.97% of average assets. This minor increase is a result of management’s successful cost containment efforts. The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) at September 30, 2003 and September 30, 2002 was 60% and 62%, respectively.

Interest Sensitivity and Liquidity

Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

Interest rate sensitivity varies with different types of interest earning assets. Rates change daily with respect to the $14.01 million the Company had invested in federal funds on September 30, 2003. Also, as of September 30, 2003, the Company had $5.13 million in investment securities that mature or re-price within one year. Additionally, $32.73 million or 34% of the bank’s loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

At September 30, 2003, the ratio of net loans to total deposits was 78% compared to 71% for the same period in 2002. Certificates of deposit over $100,000 were $24.21 million at September 30, 2003 compared to $17.94 million for the same period in 2002. These large denomination certificates of deposit represented 20% and 16% of total deposits at September 30, 2003 and 2002.

The following table presents the Company’s interest sensitivity position at September 30, 2003. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time. Assets and liabilities are presented in the period they mature or reprice, whichever is earlier. Investment securities are presented on an amortized cost basis.

Heritage Bankshares, Inc

Interest Sensitivity Analysis (1)

September 30, 2003

(all amounts listed below are in thousands)

	Within 1 through 3 months	Over 3 months to 1 year	Over 1 year to through 3 years	Over 3 years through 5 years	Over 5 years	Total
Earning assets:
Federal funds	$14,007	$0	$0	$0	$0	$14,007
Investment securities	2,051	3,082	8,049	2,414	1,262	$16,858
Loans	29,795	2,934	15,375	18,558	28,756	95,418

Total Earning Assets	$45,853	$6,016	$23,424	$20,972	$30,018	$126,283

Interest and non-interest bearing liabilities:

Commercial DDA	$10,470	$0	$6,282	$4,188	$0	$20,941
Personal DDA	0	0	3,007	1,002	1,002	5,011
TT&L Note	57	0	0	0	0	57
Savings	0	0	3,205	1,068	1,068	5,341
Money Market	0	3,275	3,275	0	0	6,550
NOW	0	0	10,254	3,418	3,418	17,090
Certificates	8,860	30,244	13,260	12,631	193	65,188
Federal Funds Purchased	0	0	0	0	0	0
Repurchase Agreements	5,087	0	0	0	0	5,087

Total Interest and non interest bearing liabilities	$24,474	$33,519	$39,283	$22,307	$5,681	$125,264

Interest sensitivity gap	21,379	(27,503)	(15,859)	(1,335)	24,337	1,019

Cumulative gap	21,379	(6,124)	(21,983)	(23,318)	1,019

Ratio interest sensitive assets to interest-sensitive liabilities	1.87x	0.18x	0.60x	0.94x	5.28x	1.01x

Ratio of cumulative gap to total earning assets	16.93%	-4.85%	-17.41%	-18.46%	0.81%

(1)	Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

Capital Resources

The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At the Company the only components of Tier I and Tier II capital are shareholders’ equity and the allowance for loan losses, respectively.

The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2003, the Company’s Tier I capital represented 12.56% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.73% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At September 30, 2003, total capital to total assets was 9.74%, which is above current regulatory guidelines.

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The management of the Company including Mr. Robert J. Keogh as President and Chief Executive Officer and Mrs. Catherine P. Jackson as Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the Evaluation Date in timely alerting them to the material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.

b) Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II . Other Information

Item 1. Legal Proceedings

The Company is subject to claims and other legal actions that arise primarily in the ordinary course of business. Based on presently available information, there are no such claims involving the Company.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On July 14, 2003, the Company filed a Form 8-K with a press release attached thereto announcing its second quarter and first half of 2003 earnings information.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date: October 15, 2003

BY:
Robert J. Keogh
President & Chief Executive Officer
(Principal Executive Officer)

BY:
Catherine P. Jackson
Chief Financial Officer
(Principal Financial Officer)