Form 10KSB
period 2003-12-31
HERITAGE BANKSHARES INC /VA
filed 2004-03-29
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11255

Heritage Bankshares, Inc.

(Name of small business issuer in its charter)

Virginia	54-1234322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Plume Street Norfolk, Virginia	23514
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number (757) 523-2600

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $5 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $6,392,806

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2004: $21,605,675*

As of March 17, 2004, 835,750 shares of common stock were issued and outstanding.

*	In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $32.50 per share and voting stock held by non-affiliates of the registrant as of March 24, 2004 of 664,790.

Documents incorporated by reference:

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

Transitional Small business Disclosure Format (Check one):    Yes:  ☐    No:  ☒

Part I

Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Heritage Bankshares, Inc. (the “Company”) and Heritage Bank & Trust (the “Bank”) to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) changes in the interest rate environment; (2) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (3) changes in the regulatory environment; and (4) changes in the securities markets.

In some cases, you can identify the forward-looking statements by the Company’s use of the words such as “may,” “ will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements or other future events. The Company is under no duty to update any of its forward-looking statements after the date of this annual report. Readers should not place undue reliance on such forward-looking statements.

Item 1. DESCRIPTION OF BUSINESS

General

The Company was incorporated under the laws of the Commonwealth of Virginia in 1983. In August of 1992, two wholly owned subsidiaries, Princess Anne Bank and The Heritage Bank-McLean, were spun off, and the Company has operated as a one bank holding company since that time. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through its wholly owned banking subsidiary. The total consolidated assets of the Company on December 31, 2003 were $144.97 million. Information concerning the Company may be found at www.heritagenorfolk.com.

Heritage Bank & Trust

The Bank is a state banking corporation engaged in the general commercial and retail banking business. The cities of Norfolk and Chesapeake, Virginia, constitute the primary service area of the Bank and to a lesser extent the Bank includes the remaining areas of Hampton Roads in its market area. The Bank was incorporated as a Virginia corporation on September 19, 1975, and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2003, the Bank had assets of $144.81 million, with total loans of $101.5 million and deposits of $124.75 million.

IBV Real Estate Holdings, Inc.

IBV Real Estate Holdings, Inc., is a corporation formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. Currently, IBV Real Estate Holdings, Inc. owns a 1% interest in IBV Partners, LP, a Virginia limited partnership formed in December 1986. IBV Real Estate Holdings, Inc., serves as the general partner of the partnership. The partnership’s sole asset is a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia. Heritage Bank & Trust is a tenant in the property.

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

Competition

The banking business in the cities of Norfolk and Chesapeake, as well as all of the Hampton Roads area is highly competitive. The Bank encounters competition from major commercial banking institutions, local banks, money market and mutual funds, small loan companies, credit unions, brokerage firms and other financial institutions. Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Virginia law permit interstate banking. As a consequence of these developments, competition in the Bank’s principal market may increase, and a consolidation of financial institutions in Virginia may occur.

Employees

The Company and the Bank have 51 employees. Of this total, 46 are full-time and 5 are part-time. Management considers its employee relations to be excellent.

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

The Bank is subject to supervision, regulation and examination by the State Corporation Commission of the State of Virginia. Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, establishment of branches, mergers and consolidation, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to depository institutions insured by the Federal Deposit Insurance Corporation.

Legislation

From time to time legislation is enacted which has the effect of imposing operating restrictions and increasing the cost of doing business. This has been the case with recently enacted laws regarding anti-terrorism, consumer privacy and Check 21. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of major proposals or legislation and the impact they might have on the Company and its subsidiaries is impossible to predict.

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

Item 2. DESCRIPTION OF PROPERTY

The Bank owns four of its banking locations, 841 North Military Highway, 200 East Plume Street, 4815 Colley Avenue and 735 East Ocean View Avenue in Norfolk, Virginia. Management believes these locations are in excellent condition. A fifth banking location and the bank’s operations center are located at 1450 South Military Highway in Chesapeake, Virginia. See “IBV Real Estate Holdings, Inc.” under Item 1 and “Certain Relationships and Related Transactions” under Item 12.

Item 3. LEGAL PROCEEDINGS

At the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of 2003.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the Over The Counter Bulletin Board under the symbol “HBKS”. The Bank acts as the Company’s transfer agent. At March 23, 2004, there were 984 record holders of the 835,050 outstanding shares of common stock. As of March 23, 2004, the most recent sales price of common stock known to the Company is $32.50 per share.

The following table sets forth the closing price for the common stock by calendar quarters for the past two years as reported.

Calendar Quarter

	HIGH	LOW
2003
Fourth Quarter	$33.00	$24.00
Third Quarter	25.00	22.05
Second Quarter	23.50	19.19
First Quarter	20.75	19.30

2002
Fourth Quarter	$21.50	$18.60
Third Quarter	19.00	17.25
Second Quarter	18.75	15.34
First Quarter	15.75	14.75

Common Stock and Dividends

The Company’s Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company’s financial condition, results of operations, capital requirements, general business conditions and other relevant factors. The Company’s principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared and paid annual dividends of $.34 and $.31 per share in 2003 and 2002, respectively. These dividends represented a dividend payout ratio of 15% in 2003 and 17% in 2002. Regulatory restrictions on the payment of dividends by the Bank to the Company are disclosed in Note 3 to the Consolidated Financial Statements under “Item 7- Financial Statements”.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2003, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders	114,075	$10.72	38,950
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Recent Sales of Unregistered Securities

The following table provides information, as of December 31, 2003, relating to the exercise of options to purchase common stock of the Company. The exemption relied upon for the issuance of the securities underlying the options was Section (4) 2 of the Securities Act of 1933, as amended.

Date of Exercise	Class of Security	Number	Exercise Price ($)	Cash Received ($)
3/4/2003	Common stock	200	6.50	1,300.00
3/4/2003	Common stock	1,300	7.50	9,750.00
7/14/2003	Common stock	2,000	12.30	24,600.00
8/25/2003	Common stock	450	14.50	6,525.00
8/25/2003	Common stock	1,050	10.25	10,762.50
9/17/2003	Common stock	1,000	12.30	12,300.00
9/30/2003	Common stock	1,000	10.25	10,250.00
11/12/2003	Common stock	375	10.25	3,843.75

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates in certain circumstances that affect amounts reported in our consolidated financial statements and the accompanying footnotes. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from management’s current judgments.

The accounting policy related to the Allowance for Loan Losses is significantly affected by judgments, assumptions and estimates used by our management in the preparation of the consolidated financial statements.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations.

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

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

Results of Operations

Heritage Bankshares, Inc. (the “Company”), recorded net income in 2003 of $1.74 million, $373 thousand ahead of the $1.37 million reported in 2002. Heritage Bank & Trust earned $1.76 million and Heritage Bankshares, Inc. recorded a loss of $23 thousand. That earnings level represents a return on average assets of 1.31% and 1.15% at December 31, 2003 and December 31, 2002, respectively. The return on average equity was 13.83% at December 31, 2003 compared to 12.16% at December 31, 2002. On a diluted per share basis, net income for 2003 was $2.05 compared to the $1.65 earned in 2002. The Bank attributes its performance to strong growth in average earning assets and its continued development of noninterest income sources.

Net Interest Income

The Bank’s principal source of revenue is net interest income, the amount by which interest income exceeds interest expense. The largest component of the Bank’s earning assets is its loan portfolio. Despite an 11.83% increase in overall average earning assets, the prevailing low interest rate environment negatively impacted the net interest margin. Conversely, the rate environment positively impacted the net interest margin by reducing costs for the Bank’s interest bearing liabilities. The average yield on interest earning assets decreased from 6.90% to 6.08% while the average yield on interest bearing liabilities decreased from 3.02% to 2.32%. The net interest yield margin for 2003 was 4.24% compared with 4.50% in 2002. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. Tax-equivalent net interest income increased $260 thousand to $ 5.11 million compared to $4.85 million in 2002.

Components of Net Interest Income

For the years ended December 31,

(Dollars in thousands)

	2003			2002
	Average Balance (1)	Interest	Average yield/rate	Average Balance (1)	Interest	Average yield/rate
Interest earning assets: (taxable equivalent basis (2))
Loans (net of unearned discount (3))	$91,826	$6,496	7.07%	$82,925	$6,451	7.78%
Investment securities-taxable (4)	16,882	652	3.86%	15,420	777	5.04%
Investment securities - non-taxable (1) (4)	913	62	6.79%	871	65	7.46%
Federal Funds	10,841	114	1.05%	8,500	135	1.59%

Total Interest earning assets	$120,462	$7,324	6.08%	$107,716	$7,428	6.90%
Noninterest earning assets:
Cash and due from banks	7,245			5,831
Allowance for loan losses	(1,156)			(1,086)
Other real estate owned	433			433
Premises and equipment	2,333			2,410
Other assets	3,738			2,986

Total Assets	$133,055			$118,290

Liabilities and stockholders’ equity
Interest bearing liabilities:
Money Market and NOW accounts	$22,040	$94	0.43%	$19,716	$171	0.87%
Savings Deposits	5,216	42	0.81%	5,916	75	1.27%
Savings Certificates	42,515	1,406	3.31%	43,331	1,840	4.25%
Large denomination certificates	20,582	636	3.09%	12,184	440	3.61%
Securities sold under agreements to repurchase	5,328	39	0.73%	4,197	55	1.31%
Short-term borrowings	53	1	1.89%	47	1	2.13%

Total interest bearing liabilities	$95,734	$2,218	2.32%	$85,391	$2,582	3.02%

Noninterest bearing liabilities:
Demand deposits	23,754			20,771
Other	999			910
Total Liabilities	120,487			107,072
Stockholders’ equity	12,568			11,218

Total liabilities and stockholders’ equity	$133,055			$118,290

Net interest earnings		$5,106			$4,846

Net interest yield margin on average interest earning assets (taxable equivalent basis)			4.24%			4.50%

Less tax equivalent adjustment		$(57)			$(54)

Net interest income		$5,049			$4,792

Net interest spread (taxable equivalent basis)			3.76%			3.87%

(1)	Daily average balances are calculated using the aggregate daily average balances on a monthly basis.
(2)	Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(3)	For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(4)	The yield/rate of the investment securities is computed using the amortized cost basis.

The following table illustrates the impact on the interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar of the changes in each.

Volume and Rate Analysis

For the years ended December 31,

(Dollars in thousands)

	2003 / 2002 (Dollars in thousands)			2002 / 2001 (Dollars in thousands)
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest income (1):
Loans	$289	$(244)	$45	$2,599	$(2,708)	$(109)
Taxable securities	85	(210)	(125)	(47)	(97)	(144)
Non-taxable securities	3	(6)	(3)	7	3	10
Federal funds sold	93	(114)	(21)	37	(223)	(186)

Total interest income	$470	$(574)	$(104)	$2,596	$(3,025)	$(429)

Interest expense:
Money Market and NOW accounts	$23	$(100)	$(77)	$61	$(269)	$(208)
Savings	(8)	(25)	(33)	(2)	(80)	(82)
Certificates	(34)	(400)	(434)	231	(693)	(462)
Certificates of $100,000 or more	248	(52)	196	(27)	(193)	(220)
Securities sold under agreements to repurchase	25	(41)	(16)	17	(91)	(74)
Short-term borrowings	—	—	—	(1)	—	(1)

Total interest expense	$254	$(618)	$(364)	$279	$(1,326)	$(1,047)

Net change in interest earnings	$216	$44	$260	$2,317	$(1,699)	$618

(1)	Interest income includes taxable equivalent adjustments of $57,000 in 2003 and $54,000 in 2002 which are used to adjust interest on tax exempt assets to a fully taxable basis.

Noninterest Income

Noninterest income is largely derived from mortgage banking activities and fee-based services. Total noninterest income increased $497 thousand to $1,344 thousand. Fees related to mortgage banking activities increased $336 thousand reaching $584 thousand in 2003 compared to $248 thousand in 2002. This increase was largely due to the historically low interest rate environment and to a lesser degree to the favorable market conditions in terms of local housing activity. Management does not anticipate the same level of refinancing activity in 2004. Fees related to credit and debit card usage increased $33 thousand totaling $194 thousand in 2003 compared to $161 thousand in 2002. This increase reflects a higher level of both debit and credit card usage and the expansion of the Bank’s merchant card program. Other income was impacted by non-recurring items related to the Bank’s deferred compensation program for Directors that totaled $90 thousand. The ratio of noninterest income to average assets was 1.01% compared to .72% in 2002.

Noninterest Income

For the Years Ended December 31,

(dollars in thousands)

			Increase/(Decrease) 2003 over 2002
	2003	2002	Amount	Percent
Mortgage banking activities	$584	$248	$336	135.48%
Deposit account fees	303	295	8	2.71%
Other operating income	253	135	(118)	-87.41%
Card services and other fees	204	169	35	20.71%

	$1,344	$847	$497	58.67%

Noninterest Expense

Noninterest expense increased 9.9% to $3.88 million in 2003 compared with $3.53 million in 2002. Salaries and employee benefits increase $170 thousand due to revenue based employee incentives and higher health care costs. Automated services increased $80 thousand due to data processing and customer information system enhancements. Other expenses increased due to growth in the customer base and supporting customer service. The ratio of noninterest expense to average assets was 2.91% compared to the 2.98% reported in 2002.

Noninterest Expense

For the Years Ended December 31,

(dollars in thousands)

			Increase/(Decrease) 2003 over 2002
	2003	2002	Amount	Percent
Salaries and employee benefits	$2,102	$1,932	$170	8.79%
Other	749	657	92	14.00%
Automated services	377	297	80	26.93%
Occupancy expenses	246	239	7	2.92%
Furniture and equipment expense	181	199	(18)	-9.04%
Taxes and licenses	145	126	19	15.07%
Stationery and supplies	75	73	2	2.73%

	$3,875	$3,525	$350	9.93%

Income Taxes:

For the year ended December 31, 2003, the Company recognized an expense of $740 thousand. This represents a $90 thousand increase from the $650 thousand expense for 2002. See Note 11 of the Consolidated Financial Statements under “Item 7.– Financial Statements” for additional information with respect to income taxes.

ANALYSIS OF FINANCIAL CONDITION

At December 31, 2003, the Company’s total assets were $144.97 million, which is $16.84 million, and 13.14% greater than the $128.13 reported at December 31, 2002. The increase is chiefly due to growth in the loan portfolio which increased $18.99 million, or 22.99%, to $101.54 million at December 31, 2003, from December 31, 2002. The growth in total assets was also supported by growth in the investment portfolio which increased 27%, or $4.37 million to $20.27 million at December 31, 2003, from the December 31, 2002 balance of $15.90 million. Average earning assets increased $12.75 million, or 11.83%, from $107.72 million in 2002 to $120.46 million in 2003.

Investment Securities

The Company’s investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S. Government securities, municipal securities, mortgage-backed securities and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Management’s principal objectives for the investment portfolio during 2003 were to maintain an appropriate level of quality, ensure sufficient liquidity and maximize yield. Securities available-for-sale were $18.57 million at December 31, 2003, compared with $14.26 million last year. These securities are held primarily for liquidity and yield purposes and also for asset liability management purposes. Securities held-to-maturity were $1.69 million compared to $1.64 million in 2002. These securities are held primarily for yield purposes.

The following table presents the maturity distribution and weighted average yields of the securities portfolio at December 31, 2003.

Investment Securities

(dollars in thousands)

	1 year or less		1 – 2 years		2 – 3 Years		3 – 4 Years		Over 5 years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury, government agencies, state and political subdivisions	$4,337	4.10%	$4,398	3.30%	$5,548	2.42%	$2,618	2.98%	$1,962	4.25%
Other	—	—	512	5.43%	—	—	—	—	686	6.40%

Total	$4,337	4.10%	$4,910	3.30%	$5,548	2.42%	$2,618	2.98%	$2,648	5.33%

Loan Portfolio

Loans, net of unearned income and deferred fees, at December 31, 2003 were $101.54 million compared with $82.55 million at December 31, 2002 an increase of $18.99 million or 22.99%. As a percentage of average earning assets, average loans were 76.20% at December 31, 2003 and 76.9% at December 31, 2002. Loans secured by real estate increased $15.75 million and commercial loans increased $5.33 million.

Loan Portfolio Composition and Maturities

(dollars in thousands)

	Within 1 year	After 1 but within 5 years	After 5 years	Total	Percentage of total loan portfolio
Commercial	$7,331	$8,689	$3,700	$19,720	19.42%
Real estate-mortgage	14,927	13,772	42,724	71,423	70.34%
Real estate-construction	3,551	0	0	3,551	3.50%
Consumer	2,201	4,232	412	6,845	6.74%

	$28,010	$26,693	$46,836	$101,539	100.00%

Loans maturing after 1 year with:
Fixed interest rates		$18,765	$41,228
Variable interest rates		7,928	5,608

		$26,693	$46,836

Loan Collateralized By Real Estate

(dollars in thousands)

	Amount	Percentage of total loan portfolio
Construction and land development	$3,551	3.50%
Collateralized by 1 - 4 family residential properties	30,240	29.78%
Collateralized by multi-family residential properties	6,075	5.98%
Collateralized by non-farm, non-residential properties	34,962	34.43%

	$74,828	73.69%

Allowance For Loan Losses and Asset Quality

The provision for loan losses is charged to operations in an amount sufficient to maintain the allowance for loan losses at a level management considers adequate to provide for future losses inherent in the loan portfolio. Loans are charged against this allowance when management perceives the collection of the loan is unlikely. The level of the allowance is based on management’s ongoing review of the loan portfolio and includes the present and prospective financial condition of borrowers, consideration of actual loan loss experience and projected economic conditions in general and for the Bank’s service area. The 2003 provision for loan losses was $40 thousand compared to the 2002 provision of $99 thousand. The allowance for loan losses of $1.19 million at year-end 2003 and $1.08 million at year-end 2002 reflects an allowance to year-end loans ratio of 1.17% and 1.32%, respectively. There were no restructured loans as defined by applicable securities rules and regulations. For the year, recoveries from previously charged-off loans exceeded loans charged-off.

Summary of the Allowance For Loan Losses

Non-Performing Assets, Past Due Loans and Selected

Loan Loss Statistics

For The Years Ended December 31,

(Dollars in Thousands)

	2003	2002
Allowance for Loan Losses:
Balance, December 31	$1,088	$1,085
Charge-offs:
Commercial	0	41
Real estate	0	0
Consumer	33	58

Total loans charged-off	33	99
Recoveries:
Commercial	0	0
Real estate	56	0
Consumer	36	3

Total recoveries	92	3

Net (recoveries)charge-offs	(59)	96
Provision for loan losses	40	99

Balance	$1,187	$1,088

Ratio of net charge-offs to average loans outstanding	-0.06%	0.12%

Ratio of allowance for loan losses to loans at period-end	1.17%	1.32%

Non-performing Assets and Loans Past Due 90 Days
Non-accrual loans	$11	$13

Ratio of non-performing assets to total assets	0.01%	0.01%

Non-accrual loans:
Interest income that would have been recorded under original terms	$2	$4

Interest income recorded during the period	$0	$0

Loans 90 days past due and still accruing	$22	$43

The allowance for loan losses has two components, a specific and a general portion. The specific portion is determined by the Banks’ risk rating system. The Bank assigns a reserve amount consistent with each loan’s rating category. The reserve amount is based on the loan rating system which focuses on current economic conditions and historical loss experience.

The actual amount of losses incurred can vary significantly from the estimated amount. The Bank’s methodology includes general factors intended to minimize the differences in estimate and actual losses. These factors allow the Bank to adjust its estimates of losses based on the most recent information available. Although the Bank determines the amount of each element of the allowance for loan losses separately, and this process is an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

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

Allocation of Allowance for Loan Losses

December 31,

(dollars in thousands)

	2003	Percent of loans in category to total loans	2002	Percent of loans in category to total loans
Specific Problem Loans	$50		$123

Loan Type Allocation:
Real Estate-Mortgage	415	72.70%	76	70.35%
Real Estate-Construction	—	3.50%	—	5.05%
Commercial	25	18.93%	319	16.83%
Consumer	94	4.87%	39	7.77%

	534	100.00%	434	100.00%

Unallocated	603		531

Total	$1,187		$1,088

Potential Problem Loans:

At December 31, 2003 and 2002 loans on either non-accrual status or loans past due 90 days or more and still accruing amounted to $33 thousand and $43 thousand, respectively. In addition to these loans, at December 31, 2003, the Bank had approximately $326 thousand of loans that have been internally classified, and $2.1 million that required more than normal attention and are potential problem loans. Management has considered these loans in establishing the level of the allowance for loan losses. At December 31, 2002, loans that had been internally classified or which required more than normal attention and were potential problem loans were $800 thousand and $1.8 million, respectively.

Non-performing loans:

Non-performing loans are loans on non-accrual status. Loans are placed on non-accrual status when they become over 90 days past due unless such loans are fully collateralized and, in management’s judgment, are collectible. At December 31, 2003, there were 9 non-performing loans that totaled $11 thousand. All 11 loans were unsecured credit card loans.

Loans Held for Sale

Loans held for sale at December 31, 2003 were $171 thousand compared to December 31, 2002 when such loans were $3.36 million. This decrease is due to a slowdown in mortgage refinancing activity. These loans have been pre-committed for sale to investors.

Deposits

Deposits increased $14.13 million or 12.77% to $124.75 million compared to $110.62 million at December 31, 2002. Noninterest bearing deposits increased $7.91 million, or 36.55% to $29.53 million compared to $21.62 million at December 31, 2002. Interest bearing deposits grew $6.22 million or 6.99% to $95.22 million from $89.00 million at December 31, 2002. The increase in deposits is a result of growth in the number of deposit accounts and in the number of deposit products per customer.

The Bank’s deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 19% and 18% of total deposits at December 31, 2003 and 2002, respectively. Generally management attempts to match large denomination certificates of deposit with rate sensitive assets.

Remaining Maturities of Large Denomination Certificates of Deposit

(Dollars in thousands)

December 31, 2003 Amount
Three months or less	$5,253
Over three through six months	4,560
Over six through twelve months	3,539
Over twelve months	10,075

Total	$23,427

BANK LIQUIDITY:

An important component of the Bank’s asset/liability structure is the level of liquidity available to fund depositors’ withdrawals and extensions of credit to borrowers. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, borrowings and interest received. Liquid assets include cash, federal funds sold and investments maturing within one year. The Bank’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Bank’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Selected Liquidity Statistics

For the Years Ended December 31,

	2003	2002
	(Dollars in thousands)
Available short-term assets (1)	$23,867	$26,303
Certificates of deposit $100,000 and over	23,427	20,226

Net available short-term assets	$440	$6,077

Ratio of available short-term assets to certificates $100,000 and over	102%	130%

Ratio of loans to deposits	81%	75%

Ratio of certificates $100,000 and over to total assets	16%	16%

(1)	As of December 31, 2003, available short-term assets include cash of $8,930,000, federal funds sold of $10,600,000 and available-for-sale securities maturing within one year of $4,337,00. As of December 31, 2002, available short-term assets include cash of $8,879,000, federal funds sold of $13,423,000 and held-to-maturity and available-for-sale securities maturing within one year of $250,000 and $3,751,000, respectively.

The Company’s Consolidated Statement of Cash Flows, found in the Consolidated Financial Statements, provides information as to cash provided and used from operating, investing and financing activities. At December 31, 2003, cash and cash equivalents available to meet immediate liquidity needs and reserve requirements were $19.53 million. The Company’s cash and cash equivalents decreased $2.77 million from $22.30 million at December 31, 2002.

PARENT COMPANY LIQUIDITY:

The parent holding company incurred expenses for stockholder-related activities, stock transfer and other functions necessary for the administration of the Company. See Note 3 of the Consolidated Financial Statements under “Item 7. – Financial Statements for the parent company’s Cash Flow Statement for further information on cash provided or used by the parent for operating, financing and investing activities. In addition, certain restrictions on cash dividends, loans and advances are imposed by regulation of the Bank, which are also disclosed in Note 3 under of the Consolidated Financial Statements “Item 7. – Financial Statements.

CAPITAL:

Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

Stockholders’ equity at December 31, 2003 was $13.31 million which is an increase $1.55 million compared to $11.76 million at the end of 2002.

The following table provides information on the Company’s risk-based, leverage and capital ratios at December 31, 2003 and 2002.

Capital Ratios

For the Years Ended December 31,

	2003	2002
	(Dollars in thousands)
Risk-based capital:
Tier I Capital
Stockholders’ equity	$13,178	$11,498
Tier II Capital
Allowance for loan losses	1,187	1,088

Total	$14,365	$12,586

Risk adjusted assets	$105,364	$89,985
Risk-based capital ratios:
Tier I	12.51%	12.78%
Total	13.63%	13.99%

Leverage ratio	9.90%	9.72%
Primary capital ratio	9.83%	9.74%

RATE SENSITIVITY:

An important element of earnings performance is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Repricing assets or liabilities, selling investments that are classified as available-for-sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability are all means by which a Bank can manage the gap. Matching the amounts of assets and liabilities maturing in the same time interval helps to minimize the impact on net interest income in periods of interest rate volatility.

At December 31, 2003, the Bank had $3.18 million more liabilities than assets subject to repricing within one year and was, therefore, in a liability-sensitive position. The following table presents the Bank’s interest sensitivity position at December 31, 2003. This one-day position, which continually is changing, is not necessarily indicative of the Bank’s position at any other time.

Interest Sensitivity Analysis

December 31, 2003

	Within 1 through 3 months	Over 3 through 12 months	Over 1 Yr through 3 yrs	Over 3 Yr through 5 yrs	Over 5 yrs	Total
Earning assets:
Federal funds	$10,600	$—	$—	$—	$—	$10,600
Investment securities	1,064	3,870	10,677	2,905	1,543	20,059
Loans	34,825	6,077	12,043	22,868	25,726	101,539

Total Earning Assets	$46,489	$9,947	$22,720	$25,773	$27,269	$132,198

Interest and non-interest bearing liabilities:
Commercial DDA	11,906	—	7,144	4,763	—	23,813
Personal DDA	—	—	3,428	1,143	1,143	5,714
TT&L Note	57	—	—	—	—	57
Savings	—	—	3,283	1,094	1,094	5,471
Money Market	—	3,763	3,763	—	—	7,527
NOW	—	—	10,776	3,592	3,592	17,960
Certificates	10,285	27,645	13,061	13,256	15	64,262
Repurchase Agreements	$5,959	$—	$—	$—	$—	$5,959

Total Interest and non interest bearing liabilities	$28,207	$31,408	$41,455	$23,848	$5,844	$130,762

Interest sensitivity gap	$18,282	$(21,461)	$(18,735)	$1,925	$21,425	$1,434

Cumulative gap	$18,282	$(3,180)	$(21,916)	$(19,990)	$1,435

Ratio interest sensitive assets to interest-sensitive liabilities	1.65X	0.32X	0.55X	1.08X	4.67X	1.01X

Ratio of cumulative gap to total earning assets	13.83%	-2.41%	-16.58%	-15.12%	1.09%

(1)	Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. The Interpretation had no effect on the Corporation’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement had no effect on the Corporation’s consolidated financial statements.

In May 2002, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatory redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and other is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Bank’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Postretirement Benefits. This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Bank has disclosed the required elements related to its postretirement plans Note 10 to these consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2003, the Company had not entered into any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company was a party.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries at December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Witt Mares Eggleston Smith, PLC

Virginia Beach, Virginia

February 6, 2004

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS

Cash and due from banks	$8,929,926	$8,878,558
Federal funds sold	10,600,345	13,423,376
Securities available for sale	18,572,979	14,257,498
Securities held to maturity	1,691,802	1,641,357
Loans, net	100,352,375	81,465,850
Loans held for sale	171,475	3,361,680
Accrued interest receivable	571,655	477,100
Premises and equipment, net	2,289,328	2,391,222
Other assets	1,789,389	2,232,691

	$144,969,274	$128,129,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest bearing deposits	$29,525,495	$21,623,273
Interest-bearing deposits	95,221,901	89,000,702

	124,747,396	110,623,975
Securities sold under agreements to repurchase	5,959,341	4,467,660
Short-term borrowings	57,477	65,349
Accrued interest payable	201,942	248,356
Other liabilities	694,008	961,279

	131,660,164	116,366,619

Stockholders’ equity
Common stock, $5 par value - authorized 3,000,000 shares; issued and outstanding: 2003 - 791,900 shares; 2002 - 784,525	3,959,500	3,922,625
Additional paid-in capital	(260,005)	(302,461)
Retained earnings	9,474,344	7,878,163
Accumulated other comprehensive income	135,271	264,386

	13,309,110	11,762,713

	$144,969,274	$128,129,332

The notes to consolidated financial statements

are an integral part of this statement.

HERITAGE BANKSHARES, INC

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2003	2002
Interest income
Interest and fees on loans	$6,460,321	$6,418,644
Interest on investment securities:
Available for sale	601,898	695,665
Held to maturity	90,236	124,070

	692,134	819,735

Interest on federal funds sold	114,309	135,251

Total interest income	7,266,764	7,373,630

Interest expense
Interest on deposits	2,178,402	2,525,852
Interest on short-term borrowings	39,444	55,685

Total interest expense	2,217,846	2,581,537

Net interest income	5,048,918	4,792,093
Provision for loan losses	40,000	99,000

Net interest income after provision for loan losses	5,008,918	4,693,093

Noninterest income
Service charges	302,688	295,217
Other	1,041,200	551,957

	1,343,888	847,174

Noninterest expense
Salaries and employee benefits	2,102,315	1,932,129
Other	749,306	657,362
Automated services	376,690	297,413
Occupancy expenses	246,192	239,177
Furniture and equipment expense	181,173	199,443
Taxes and licenses	144,543	126,355
Stationery and supplies	74,842	73,245

	3,875,061	3,525,124

Income before income taxes	2,477,745	2,015,143

Income tax expense	740,079	650,440

Net income	$1,737,666	$1,364,703

Earnings per common share – basic	$2.21	$1.75

Earnings per common share - assuming dilution	$2.05	$1.65

The notes to consolidated financial statements are an integral part of this statement.

HERITAGE BANKSHARES, INC,

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2001	777,625	$3,888,125	$(323,421)	$6,880,776	$212,451	$10,657,931
Net income for 2002				1,364,703		1,364,703
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of ($26,755)					51,935	51,935

Total comprehensive income						1,416,638

Stock options exercised in 2002	6,900	34,500	20,960			55,460
Less: Dividends paid in 2002				(367,316)		(367,316)

Balance, December 31, 2002	784,525	3,922,625	(302,461)	7,878,163	264,386	11,762,713
Net income for 2003				1,737,666		1,737,666
Net change in unrealized gain on securities available-for-sale, net of deferred taxes of $66,514					(129,115)	(129,115)

Total comprehensive income						1,608,551
Stock options exercised in 2003	7,375	36,875	42,456			79,331
Less: Dividends paid in 2003				(141,485)		(141,485)

Balance, December 31, 2003	791,900	$3,959,500	$(260,005)	$9,474,344	$135,271	$13,309,111

The notes to consolidated financial statements are an integral part of this statement.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended December 31,

	2003	2002
Operating activities:
Net income	$1,737,666	$1,364,703
Adjustments to reconcile to net cash provided by operating activities
Gain on sale of fixed assets	—	(7,332)
Loss on disposal of fixed assets	—	7,237
Provision for loan losses	40,000	99,000
Provision for depreciation and amortization	148,923	167,726
Amortization of investment security premiums, net of discounts	182,059	79,610
Deferred loan origination fees, net of costs	54,291	(9,174)
Changes in:
Interest receivable	(94,555)	72,293
Interest payable	(46,414)	(42,893)
Loans held for sale	3,190,205	(1,108,580)
Other assets	639,180	(224,550)
Other liabilities	(267,272)	65,310

Net cash provided by operating activities	5,584,083	463,350

Investing activities:
Proceeds from maturities of available-for sale securities	6,162,886	5,374,637
Proceeds from maturities, prepayments and calls of held-to-maturity securities	266,538	666,734
Purchases of available-for-sale securities	(10,850,238)	(5,523,129)
Purchases of held-to-maturity securities	(322,800)	(527,016)
Loan originations, net of principal repayments	(18,980,816)	(2,866,431)
Proceeds from sale or disposal of land, premises and equipment	—	16,000
Purchases of land, premises and equipment	(50,869)	(146,462)

Net cash used by investing activities	(23,775,299)	(3,005,667)

Financing activities:
Net increase in demand deposits, NOW and savings accounts	11,127,107	2,617,777
Net increase in certificates of deposit	2,996,314	7,966,443
Net increase (decrease) in securities sold under agreements to repurchase	1,491,681	(682,197)
Net increase in short-term borrowings	(7,872)	6,132
Net proceeds from exercise of stock options	79,331	55,460
Cash dividends paid	(267,009)	(241,792)

Net cash provided by financing activities	15,419,552	9,721,823

Increase in cash and cash equivalents	(2,771,663)	7,179,506
Cash and cash equivalents at beginning of period	22,301,934	15,122,428

Cash and cash equivalents at end of period	$19,530,271	$22,301,934

As shown on the Consolidated Balance Sheets:
Cash and due from banks	$8,929,926	$8,878,558
Federal funds sold	10,600,345	13,423,376

	$19,530,271	$22,301,934

Cash paid for:
Interest on deposits and other borrowings	$2,241,418	$2,624,430

Income taxes	$821,075	$552,680

The notes to consolidated financial statements are an integral part of this statement.

HERITAGE BANKSHARES, INC.

DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND BUSINESS

Heritage Bankshares, Inc. (the “Company”) was organized under the laws of the Commonwealth of Virginia in 1983. The Company has four wholly owned subsidiaries, including one bank: Heritage Bank & Trust (the “Bank”) with five full-service branches in Norfolk and Chesapeake, Virginia. The Company’s other subsidiaries are IBV Real Estate Holdings, Inc., a Virginia corporation, Sentinel Title Services, Inc., a Virginia corporation, and Sentinel Trust Services, L.L.C., a Virginia limited liability company. The Bank is a state-chartered bank and a member of the Federal Reserve System. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent and subject to the limitations set forth in the Federal Deposit Insurance Act, as amended.

The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. Its principal banking activities include receiving demand, savings and time deposits for personal and commercial accounts; making commercial, real estate and consumer loans; acting as a United States tax depository facility; providing money transfer and cash management services; selling traveler’s checks and bank money orders; issuing letters of credit; and investing in U.S. Treasury securities and securities of other U.S. government agencies and corporations, and mortgage-backed and state and municipal securities.

IBV Real Estate Holdings, Inc. was formed in December, 1986. Presently, its only business is owning a 1% general partnership interest in IBV Partners, L.P., the lessor of office space to Heritage Bank and Trust in Chesapeake, Virginia. Sentinel Title Services, Inc. and Sentinel Trust Services, L.L.C. are wholly owned subsidiaries, which own an interest in providers of title and trust services. As these subsidiaries own a less than ten percent (10%) interest in other companies, the financial activities pertaining to these interests are recorded on the cost method of accounting for investments. The Company’s strategic relationship with these entities provides the Bank with the ability to provide title and trust services to its customers.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 2003, a valuation allowance has not been provided against the deferred tax asset.

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2002	2003
Unrealized holding gains on available-for-sale securities	$(195,629)	$78,690
Tax effect	66,514	(26,755)

Net-of-tax amount	$(129,115)	$51,935

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform them to the current year’s presentation. The financial position, results of operations and cash flows of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	Years Ended December 31,
Condensed Balance Sheets	2003	2002
Assets
Cash on deposit with Heritage Bank & Trust	$503,989	$468,767
Investment in Heritage Bank & Trust	12,657,810	11,168,025
Investment in non-bank subsidiaries	245,549	245,549
Other assets	68,355	232,004

Total assets	$13,475,703	$12,114,345

Liabilities and Stockholders’ Equity
Other Liabilities	$166,593	$351,632
Common Stock	3,959,500	3,922,625
Additional paid-in capital	(260,005)	(302,461)
Retained earnings	9,474,344	7,878,163
Accumulated other comprehensive income	135,271	264,386

Total liabilities and stockholders’ equity	$13,475,703	$12,114,345

	Years Ended December 31,
Condensed Statement of Income	2003	2002
Income
Dividends from subsidiary bank	$141,485	$367,316
Other income	435	—

Total income	$141,920	$367,316
Expenses
Other	34,859	29,305
Income before income taxes and equity in undistributed net income of subsidiaries	107,061	338,012

Applicable income tax benefit	11,704	8,570

Income before equity in undistributed net income of subsidiaries	118,765	346,582
Equity in undistributed net income of subsidiaries	1,618,901	1,018,121

Net income	$1,737,666	$1,364,703

	Years Ended December 31,
Condensed Statements of Cash Flows	2003	2002
Operating activities:
Net income	$1,737,666	$1,364,703
Adjustments to reconcile to net cash provided by operating activities:

Undistributed net income of subsidiaries	(1,618,900)	(986,023)
Changes in:

Other assets	163,649	(13,037)

Other liabilities	(185,039)	209,401

Net cash provided by operating activities	97,376	575,044

Investing activities:
Investment in non-bank subsidiary	—	(28,000)

Net cash used by investing activities	—	(28,000)

Financing activities:
Net proceeds from exercise of stock options	79,331	55,460
Cash dividends paid	(141,485)	(367,317)

Net cash used by financing activities	(62,154)	(311,857)

Net increase in cash and cash equivalents	35,222	235,186

Cash and cash equivalents at beginning of year	468,767	233,581

Cash and cash equivalents at end of year	$503,989	$468,767

Certain restrictions exist regarding the ability of Heritage Bank and Trust to transfer funds to Heritage Bankshares, Inc. in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. At December 31, 2003 the Bank could have paid dividends to the Company of approximately $3,780,000 under these regulations. The maximum amount available for transfer from Heritage Bank and Trust to the Company in the form of loans and advances is 10% of Heritage Bank and Trust’s stockholder’s equity. At December 31, 2003 such maximum amount available is approximately $1,266,000.

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of maintained reserve balances was approximately $1,431,000 for the year ended December 31, 2003, with the average reserve requirement for the same period being approximately $1,227,000. On December 31, 2003, the reserve balances were approximately $1,570,000.

NOTE 5 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
Securities available-for-sale
U.S. Treasury	$500,131	$3,774	$—	$503,905
U.S. government agencies	16,926,157	168,151	13,929	17,080,379
Mortgage-backed securities	358,906	14,756	—	373,662
State and political subdivisions	582,828	32,205	—	615,033

	$18,368,022	$218,886	$13,929	$18,572,979

Securities held-to-maturity
Mortgage-backed securities	25,315	286	—	25,601
State and political subdivisions	469,234	12,897	—	482,131

Other	1,197,253	31,852	—	1,229,105

	$1,691,802	$45,035	$—	$1,736,837

December 31, 2002
Securities available-for-sale
U.S. Treasury	$501,026	$24,914	$—	$525,940
U.S. government agencies	12,027,119	334,956	—	12,362,075
Mortgage-backed securities	581,713	25,295	—	607,009

State and political subdivisions	747,054	15,420	—	762,474

	$13,856,913	$400,585	$—	$14,257,498

Securities held-to-maturity
U.S. government agencies	250,336	5,211	—	255,548
Mortgage-backed securities	41,944	982	—	42,926
State and political subdivisions	194,067	13,501	—	207,568
Other	1,155,010	—	—	1,155,010

	$1,641,357	$19,695	$—	$1,661,052

Other securities include restricted investments of $668,200 and $630,400 December 31, 2003 and 2002, respectively. These securities do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost and periodically evaluated for impairment.

Investment securities having carrying values of $3,106,243 and $4,077,292 at December 31, 2003 and 2002, respectively, are pledged to secure deposits of the U.S. government and the Commonwealth of Virginia, the estimated fair values of these securities were $3,151,138 and $4,224,631 at December 31, 2003 and 2002, respectively.

The amortized cost and fair value of securities by maturity date, including the contractual maturities of mortgage-backed securities, at December 31, 2003 are as follows:

	Securities Held-to-Maturity		Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$4,336,585	$4,399,232
Due from one year to five years	511,598	543,450	12,564,109	12,656,922
Due from five years to ten years	194,234	207,131	1,111,688	1,146,544
Due after ten years	985,970	986,256	355,640	370,281

	$1,691,802	$1,736,837	$18,368,022	$18,572,979

NOTE 6 - LOANS

Loans consist of the following:

	Years Ended December 31,
	2003	2002
Gross loans
Commercial	$19,218,188	$13,892,187
Real estate-mortgage	73,822,691	58,077,032
Real estate-construction	3,551,281	4,170,760
Installment and consumer	4,947,069	6,413,711

Total gross loans	101,539,229	82,553,690
Less-allowance for loan losses	(1,186,854)	(1,087,840)

Loans, net	$100,352,375	$81,465,850

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31,
	2003	2002
Balance, beginning of year	$1,087,840	$1,085,148
Provision charged to operations	40,000	99,000
Loans charged-off	(32,800)	(98,771)
Recoveries	91,814	2,462

Balance, end of year	$1,186,854	$1,087,840

The following is a summary of information pertaining to impaired loans:

	December 31,
	2003	2002
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	2,441,613	2,613,790

Total impaired loans	$2,441,613	$2,613,790

Valuation allowance related to impaired loans	$533,081	$556,910

	Years Ended December 31,
	2003	2002
Average investment in impaired loans	$3,056,920	$1,101,083

Interest income recognized on impaired loans	$173,971	$61,499

No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued amount to $10,969 and $13,305 at December 31, 2003 and 2002 respectively. If interest on these loans had been accrued, such income would have approximated $1,771 and $3,969 for 2003 and 2002, respectively. No interest income was recognized or received on these loans in 2003 and 2002.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2003	2002
Land and improvements	$612,567	$612,567
Buildings	1,995,238	1,987,562
Leasehold improvements	7,951	7,951
Equipment, furniture and fixtures	1,517,023	1,473,831

	$4,132,779	$4,081,911

Less - accumulated depreciation	(1,843,451)	(1,690,689)

	$2,289,328	$2,391,222

Depreciation charged to operating expense for the years ended December 31, 2003 and 2002 was $148,923 and $167,726, respectively.

NOTE 8 - DEPOSITS

Interest-bearing deposits consist of the following:

	December 31,
	2002	2002
Money market and NOWs	$25,486,868	$23,115,766
Savings	5,472,470	4,618,687
Certificates of deposit $100,000 and over	23,427,025	20,225,821
Other time deposits	40,835,538	41,040,428

	$95,221,901	$89,000,702

At December 31, 2003 the scheduled maturities of time deposits are as follows:

2004	$37,870,434
2005	7,625,760
2006	5,435,160
2007	4,756,890
2008	8,499,553
Thereafter	74,766

$64,262,563

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Investment securities with carrying values of $7,775,564 and $7,880,694 at December 31, 2003 and 2002, respectively, are pledged to secure these agreements. Information concerning securities sold under agreements to repurchase is summarized, as follows:

	2003	2002
Average balance during the year	$5,328,410	$4,169,521

Average interest rate during the year	.73%	1.30%

Maximum month-end balance during the year	$6,665,212	$5,962,695

Short-term borrowings consist of U.S. Treasury tax and loan deposit notes, which are payable on demand and fully collateralized by investment securities.

The Bank is a member of the Federal Home Loan Bank of Atlanta. One of the benefits of membership is a borrowing capacity of $15.8 million secured by a blanket floating lien on the unpaid principal balance of the Bank’s one-to-four unit residential real estate loans. In addition, the Bank may borrow up to 10% of its total assets under a separate credit availability program with the Federal Home Loan Bank of Atlanta. As of December 31, 2003 the Bank had no outstanding balance on these lines of credit.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At December 31, 2003, the Bank had fixed stock compensation plans for its employees. The Bank applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

All options have ten-year terms, vest and become fully exercisable in three years. The option exercise price equals or exceeds the market price of the stock as of the date the option was granted.

The following is a summary of the Bank’s stock option activity, and related information for the years ended December 31:

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	121,825	$10.82	122,850	$10.36
Granted	—	—	6,500	16.24
Exercised	(7,375)	10.76	(6,900)	8.04
Forfeited	(375)	10.25	(625)	4.60

Outstanding - end of year	114,075	$10.82	121,825	$10.82

Exercisable – end of year	112,743	$10.72	107,331	$10.48

Deferred Compensation Plans

In 1985, the Bank entered into a deferred compensation and retirement arrangement with seven directors and in 1998 with one officer. The Bank purchased life insurance contracts in order to fund the expected liabilities under the contracts. The Bank’s policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active employment. At December 31, 2003 and 2002 other liabilities included $451,149 and $316,224, respectively, related to the deferred compensation plans.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Bonus Plan (the “ESOP”) effective January 1, 1998. The ESOP covered substantially all employees, whereby funds contributed were used to purchase outstanding common stock of the Company. Employees become eligible after they have completed six consecutive months of employment. Contributions to the plan are funded as accrued. The Company expensed approximately $43,177 and $39,300, for the years ended December 31, 2003 and 2002 respectively.

401k Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the “401K”). Eligible participants in the 401K include all employees who have completed six months of service beginning with the effective date of the 401K. Contributions to the plan are funded by the employees with an associated employer match. At December 31, 2003 and 2002, other liabilities included $2,382 and $13,084, respectively, related to this program. The accrued contribution at December 31, 2003 and 2002 was $32,083 and $3,000, respectively.

NOTE 11- INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002
Federal income tax expense-current	$786,476	$629,186
Deferred federal income tax expense (benefit)	(46,397)	21,254

Income tax expense	$740,079	$650,440

Differences between income tax expense calculated at the statutory rate and that shown in the statements of income are summarized as follows:

	Years Ended December 31,
	2003	2002
Federal income tax expense - at 34% statutory rate	$842,509	$685,150
Tax effect of:
Tax-exempt interest	(34,435)	(32,195)
Exercised stock options	(30,041)	(22,594)
Other	(37,954)	20,079

	$740,079	$650,440

A cumulative net deferred tax asset is included in other assets at December 31, 2003 and 2002. The components of the asset are as follows:

	2003	2002
Deferred tax assets:
Deferred compensation	$153,391	$150,275
Bad debts and other provisions	364,943	351,343
Other	11,902	12,201
Interest income	3,317	3,889

Total deferred tax assets	$533,553	$517,708

Deferred tax liabilities:
Net unrealized appreciation on available-for sale	(69,685)	(136,199)
Deferred loan fees	(37,525)	(34,964)
Discount accretion on securities	(2,994)	(16,300)
Fixed assets	(62,235)	(63,718)
Other	(38,592)	(38,591)

Total deferred tax liabilities	(211,031)	(289,772)

Net deferred tax assets	$322,522	$227,936

NOTE 12 - COMMITMENTS AND CONTINGENCIES- RELATED PARTY

The Company has entered into a long-term lease with a related party to provide space for one branch and the Bank’s operations center. This lease has been classified as an operating lease for financial reporting purposes. Future minimum lease payments of $75,810 are required each year under the noncancellable lease agreement as of December 31, 2003, which expires on December 31, 2004. Total lease expense was $64,439 for the years 2003 and 2002, respectively.

NOTE 13 - OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to approximately $7,234,000 and $7,539,000 at December 31, 2003 and 2002, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $4,094,564 and $2,737,000 at December 31, 2003 and 2002, respectively. A summary of related party loan activity for Heritage Bank and Trust is as follows during 2003

A summary of related party loan activity for Heritage Bank and Trust is as follows during 2003:

Balance, December 31, 2002	$4,990,154
Originations – 2003	1,325,276
Repayments – 2003	(2,627,936)

Balance, December 31, 2003	$3,687,494

In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

In the ordinary course of business, the Company has engaged in transactions with certain of its directors’ companies for legal services and insurance.

Commitments to extend credit and letters of credit to related parties amounted to $921,262 and $627,019 at December 31, 2003 and 2002, respectively.

NOTE 14 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank’s obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2003 and 2002. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 3.50% to 18%.

	December 31, 2003		December 31, 2002
	Variable Rate Commitment	Fixed Rate Commitment	Variable Rate Commitment	Fixed Rate Commitment
Loan Commitments	$19,730,802	$2,174,091	$17,052,489	$2,363,465
Standby letters of credit and guarantees written	$400,669	$205,422	$227,047	$369,371

All of the guarantees outstanding at December 31, 2003 expire during 2004.

Loan commitments, standby letters of credit and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position, until the commitments are fulfilled or the standby letters of credit or guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, collateral or other security is of no value. The Bank’s policy is to require customers to provide collateral prior to the disbursement of approved loans. For retail loans, the Bank usually retains a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. For business loans and financial guarantees, collateral is usually in the form of inventory or marketable securities (held in trust) or property (notations on title).

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

NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of February 28, 2002, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$13,710,000	13.07%	$8,393,000	8.00%	$10,492,000	10.00%
Tier 1 Capital (to risk-weighted assets)	$12,523,000	11.194	$4,197,000	4.00%	$6,295,000	6.00%
Tier 1 Capital (to average assets)	$12,523,000	9.23%	$5,314,000	4.00%	$6,643,000	5.00%

As of December 31, 2002
Total Capital (to risk-weighted assets)	$11,992,000	13.35%	$7,196,000	8.00%	$8,983,000	10.00%
Tier 1 Capital (to risk-weighted assets)	$10,904,000	12.14%	$3,593,000	4.00%	$5,390,000	6.00%
Tier 1 Capital (to average assets)	$10,904,000	9.23%	$4,723,000	4.00%	$5,904,000	5.00%

There is no significant difference between the Bank’s actual ratios disclosed above, and the related actual ratios of the Company.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank’s financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$19,530	$19,530	$22,301	$22,301
Loans	100,524	105,699	84,828	91,240
Investment securities	20,247	20,292	15,891	15,939

Financial Liabilities
Deposit liabilities	125,252	126,265	111,093	112,995
Short-term borrowings	6,016	6,016	4,533	4,533

Estimation of Fair Values

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the Bank’s balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, short-term borrowings, and securities sold under agreements to repurchase.

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

It is not practicable to separately estimate the fair values for off-balance-sheetcredit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

NOTE 17 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2003	2002
Net income (numerator, basic and diluted)	$1,737,666	$1,364,703

Weighted average shares outstanding (denominator)	788,129	781,179

Earnings per common share-basic	$2.20	$1.75

Effect of dilutive securities:

Weighted average shares outstanding	788,129	781,179

Effect of stock options	61,303	47,030

Diluted average shares outstanding (denominator)	849,432	828,209

Earnings per common share-assuming dilution	$2.05	$1.65

* * * * *

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

The management of the Company including Mr. Robert J. Keogh as President and Chief Executive Officer and Mrs. Catherine P. Jackson as Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation Date”). Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the Evaluation Date in timely alerting them to the material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.

During the quarter ended December 31, 2003, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9. DIRECTORS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The text and tables under “Nominees” and “Continuing Directors” in the Company’s 2004 Proxy Statement are incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The text under “Director Compensation” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

The text and tables under “Executive Compensation” in the Company’s 2004 Proxy Statement are incorporated herein by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The text and tables under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2004 Proxy Statement are incorporated herein by reference.

The text and tables under “Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement are incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The text under “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement are incorporated herein by reference.

Item 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.5	Bylaws as amended (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Corporation’s Form S-8 filed January 26, 2004.)

10.2	Lease dated December 29, 1996, between IBV Partners, L.P. as landlord, and Heritage Bank & Trust, as Tenant, for the lease of 7,581 square feet of space in a building located at 1450 South Military Highway, Chesapeake, Virginia. (Incorporated herein by reference to the Corporation’s Form 10-K for 1986 filed March 1987.)

10.3	Amendment to 1987 Employees’ Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Corporation’s Form 10-K for 1990 filed March 30, 1991.)

*10.4	Employees’ Stock Ownership Plan. (Incorporated herein by reference to the Corporation’s Form 10-KSB for 1998 filed March 30,1999.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Corporations’ Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Corporations’ Form S-8 filed January 26, 2004.)

21.1	Subsidiaries of the Registrant

23.1	Consent of Witt Mares Eggleston Smith, PLC

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Reports on Form 8-K

A Form 8-K was filed by the Company on October 9, 2003, with a press released attached thereto.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The text under “Auditor Fee Information” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.

(Registrant)

Date: March 24, 2004	/s/ Robert J. Keogh
Robert J. Keogh,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Keogh Robert J. Keogh President and Chief Executive Officer (Principal Executive Officer)	March 24, 2004

/s/ Catherine P. Jackson Catherine P. Jackson Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2004

/s/ Peter M. Meredith, Jr. Peter M. Meredith, Jr. Chairman of the Board of Directors and Director	March 24, 2004

/s/ Stephen A. Johnsen Stephen A. Johnsen Secretary of the Board of Directors and Director	March 24, 2004

/s/ Lisa F. Chandler Lisa F. Chandler Director	March 24, 2004

/s/ James A. Cummings James A. Cummings Director	March 24, 2004

/s/ F. Dudley Fulton F. Dudley Fulton Director	March 24, 2004

/s/ Thomas G. Johnson, III Thomas G. Johnson, III Director	March 24, 2004

/s/ L. Allan Parrott L. Allan Parrott Director	March 24, 2004

Ross C. Reeves Director

/s/ Harvey W. Roberts, III Harvey W. Roberts, III Director	March 24, 2004