Form 10QSB
period 2004-03-31
HERITAGE BANKSHARES INC /VA
filed 2004-05-12
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1234322
(State of Incorporation)	(IRS Employer ID No.)

200 East Plume Street Norfolk, VA	23514
(Address of principal executive offices)	(Zip Code)

757-523-2600

(Telephone Number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Common stock, par value $5.00 per share: 837,000 shares outstanding as of 04/26/04

Transitional Small Business Issuer Format:    YES  ☐    NO  ☒

HERITAGE BANKSHARES, INC.

Part I. Financial Information

Item 1. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:

Heritage Bankshares, Inc.

Consolidated Statement of Financial Condition

	(Unaudited) March 31, 2004	December 31, 2003	March 31, 2003
ASSETS
Cash and due from banks	$6,230,224	$8,929,926	$6,839,609
Federal funds sold	11,513,971	10,600,345	10,620,965
Securities available for sale	18,091,447	18,572,979	15,696,985
Securities held to maturity	1,802,248	1,691,802	1,708,876
Loans, net of unearned income	106,073,568	101,539,229	85,985,649
Allowance for loan losses	(1,188,631)	(1,186,854)	(1,150,582)

Net loans	104,884,937	100,352,375	84,835,067
Loans held for sale	878,919	171,475	1,093,325
Accrued interest receivable	595,679	571,655	585,569
Premises and equipment	2,268,450	2,289,328	2,365,777
Other assets	1,688,453	1,789,389	1,658,244

	$147,954,328	$144,969,274	$125,404,417

LIABILITIES
Non-interest bearing deposits	$26,063,337	$29,525,495	$21,560,010
Interest bearing deposits	102,624,309	95,221,901	85,052,299

	128,687,646	124,747,396	106,612,309
Short-term borrowings	51,775	57,477	60,051
Securities sold under agreements to repurchase	4,294,731	5,959,341	5,572,220
Accrued interest payable	202,627	201,942	237,255
Other liabilities	662,739	694,008	777,676

	133,899,518	131,660,164	113,259,511
STOCKHOLDERS’ EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares, issued and outstanding 836,500 shares	4,182,500	3,959,500	3,930,125
Additional paid-in capital	(85,492)	(260,005)	(298,911)
Retained earnings	9,745,283	9,474,344	8,284,710
Unrealized gains on investment securities	212,519	135,271	228,982

	14,054,810	13,309,110	12,144,906
	$147,954,328	$144,969,274	$125,404,417

Heritage Bankshares, Inc

Unaudited Consolidated Statement of Operations

	Three months ended March 31,
	2004	2003
Interest and fees on loans	$1,697,632	$1,559,968
Interest on investment securities	164,450	182,207
Interest on federal funds sold	20,092	34,344

Total interest income	1,882,174	1,776,519

Interest expense:
Interest on deposits	517,247	573,237
Interest on short-term borrowings	9,103	10,900

Total interest expense	526,350	584,137

Net interest income	1,355,824	1,192,382

Provision for loan losses	—	10,000

Net interest income after provision for loan losses	1,355,824	1,182,382

Noninterest income:
Services charges	70,476	72,533
Mortgage banking fees	36,393	158,198
Other income	86,108	119,868

	192,977	350,599

Noninterest expense:
Salaries and employee benefits	519,081	504,447
All other	259,887	235,808
Automated services	106,564	88,204
Depreciation	37,238	36,983
Occupancy	48,506	48,767
Taxes and licenses	38,936	32,623

	1,010,212	946,832

Income before income taxes	538,589	586,148

Income tax expense	103,500	175,601

Net income	$435,089	$410,547

Earnings per common share - basic	$0.52	$0.52

Earnings per common share - assuming dilution	$0.50	$0.49

Cash dividends per share	$0.20	$0.16

Heritage Bankshares, Inc

Consolidated Statement of Stockholders’ Equity

March 31, 2004

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	791,900	$3,959,500	$(260,005)	$9,474,344	$135,271	$13,309,110

Net income for the three months ended March 31,				438,089		438,089

Net changes in unrealized gain(loss) on securities available-for-sale, net of deferred income taxes of ($39,794)					77,248	77,248

Total comprehensive income						515,337

Stock options exercised in 2004	44,600	223,000	174,513	—	—	397,513

Less: Dividends Paid 2004				(167,150)		(167,150)

Balance, March 31, 2004	836,500	$4,182,500	$(85,492)	$9,745,283	$212,519	$14,054,810

Heritage Bankshares, Inc

Consolidated Statement of Cash Flows

(unaudited)	March 31, 2004	December 31, 2003	March 31, 2003
Operating activities:
Net income	$438,089	$1,737,666	$410,947
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	—	40,000	10,000
Provision for depreciation and amortization	37,238	148,923	40,822
Amortization of investment security premiums, net of discounts net of discounts	66,140	182,059	31,020
Deferred loan origination fees, net of costs	4,123	54,291	(22,750)
Changes in:
Interest receivable	(24,024)	(94,555)	(108,469)
Interest payable	685	(46,414)	(11,101)
Loans held for sale	(707,444)	3,190,205	2,268,355
Other assets	61,140	639,180	592,684
Other liabilities	(31,269)	(267,272)	(188,002)

Net cash provided by operating activities	(155,322)	5,584,083	$3,023,507

Investing activities:
Proceeds from maturities of available-for-sale securities	1,035,881	6,162,886	542,815
Proceeds from maturities, prepayments and calls of held-to-maturity securities	2,759	266,538	5,011
Purchases of available-for-sale securities	(502,031)	(10,850,238)	(2,101,696)
Purchases of held-to-maturity securities	(114,620)	(322,800)	(37,800)
Loan originations, net of principal repayments	(4,536,685)	(18,980,816)	(3,356,467)
Purchases of land, premises and equipment	(16,359)	(50,869)	(15,377)

Net cash used by investing activities	(4,131,055)	(23,775,299)	(4,963,513)

Financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	3,297,264	11,127,107	(3,923,107)
Net increase (decrease) in certificates of deposit	642,987	2,996,314	(88,559)
Net increase (decrease) in securities sold under agreements to repurchase	(1,664,610)	1,491,681	1,104,560
Net increase (decrease) in short-term borrowings	(5,702)	(7,872)	(5,298)
Net proceeds from exercise of stock options	397,513	79,331	11,050
Cash dividends paid	(167,150)	(267,009)	—

Net cash provided by financing activities	2,500,302	15,419,552	(2,901,354)

Increase (decrease) in cash and cash equivalents	(1,786,075)	(2,771,664)	(4,841,360)
Cash and cash equivalents at beginning of period	19,530,271	22,301,934	22,301,934

Cash and cash equivalents at end of period	$17,744,196	$19,530,270	$17,460,574

As shown on the Consolidated Balance Sheets:
Cash and due from banks	$6,230,224	8,929,926	6,839,609
Federal funds sold	11,513,971	10,600,345	10,620,965

	$17,744,195	$19,530,271	$17,460,574

Cash paid for:
Interest on deposits and other borrowings	$526,350	$2,241,418	$595,238

Income Taxes	$21,098	$821,075	$152,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE BANKSHARES, INC.

Note 1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. (the “Company”) and its wholly-owned subsidiaries Heritage Bank & Trust (the “Bank”), IBV Real Estate Holdings, Inc., Sentinel Financial Group, Inc. and Sentinel Trust Services, L.L.C. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and are of a normal, recurring nature. The financial information included herein should be read in conjunction with the consolidated financial statements included in the Company’s 2003 Annual Report to Shareholders and the 2003 Form 10-K filed with the Securities and Exchange Commission.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of March 31, 2004, a valuation allowance has not been provided against the deferred tax asset.

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

Note 3. Earnings Per Common and Common Equivalent Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended
	2004	2003
Net income (numerator, basic and diluted)	$438,089	$410,947
Weighted average shares outstanding (denominator)	835,767	785,025

Earnings per common share-basic	$0.52	$0.52

Effect of dilutive securities
Weighted average shares outstanding	835,767	785,025
Effect of stock options	41,390	55,090

Diluted average shares outstanding (denominator)	877,157	840,115
Earnings per common share-assuming dilution	$0.50	$0.49

Note 4: Comprehensive Income

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”. This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

Dollars in Thousands	For The Three months Ended March 31,
	2004	2003
Net Income	$438,089	$410,947
Other Comprehensive Income:
Unrealized gain on securities available-for-sale, net of tax	77,248	(35,404)

Total Comprehensive Income	$515,337	$375,543

Note 5: Employee Benefit Plans

Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Compensation Plans. Since virtually all options are fully vested, no compensation cost has been recognized for these plans in 2003 and 2002. Pro forma net income and earnings per share disclosures required by FASB Statement No. 148 do not differ from the amounts reported.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 2004, a valuation allowance has not been provided against the deferred tax asset.

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

Results of Operation for the Three months Ended March 31, 2004 Compared to the Three months Ended March 31, 2003

Earnings Summary

For the three months ended March 31, 2004, net income for the Company totaled $438 thousand, a 7% increase over the $411 thousand reported for the same period in 2003. The Bank earned $489 thousand and net holding company expenses were $51thousand. Dilutive earnings per common share were $.50 at March 31, 2004 and $.49 March 31, 2003.

Heritage Bankshares, Inc. is a minority stockholder in Old Dominion Trust. During the quarter the Board of Directors of Old Dominion Trust voted to sell the Company to AMG Guaranty Trust. Although this sale resulted in a one time loss of $29 thousand for Heritage Bankshares, Inc., management believes this change will result in expanded products and greater expertise that should lead to growth and profitability in the future. The Company’s earnings would have increased 12.51% over the first quarter of 2003 if the loss on the sale had not been recognized.

Net Interest Income

Net interest income for the first three months of 2004 increased 13.71% to $1.36 million from the $1.19 million reported for the same period in 2003. This positive result is due to a 24% increase in net loans and a reduction of 10% in interest costs. Net loans grew $20.05 million to $104.89 million from $84.84 million at March 31, 2003. At March 31, 2004, the yield on interest bearing liabilities was 2.02%. At March 31, 2003, the yield on interest bearing liabilities was 2.57%. A year ago the yield on earning assets was 6.21%. The yield at March 31, 2004 on earning assets was 5.69%. Investment securities totaled $19.89 million at March 31, 2004 compared to $17.41 million at March 31, 2003. At period end, federal funds sold were $11.51 million compared to the $10.62 million reported last period end. Deposits grew 20 percent or $22 million from March 31, 2003 to end the period at $128.69 million compared to $106.61 million a year ago.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at March 31, 2004 and 2003 was $1.15 million and $1.19 million, respectively. As a percentage of loans outstanding, the allowance was 1.12% at March 31, 2004 and 1.34% at March 31, 2003.

As was the case in the first quarter of 2003, the Bank’s recoveries of previously charged off loans exceeds the total charged-off loans for the first quarter of 2004. For the first three months of 2004 the Bank’s net recoveries totaled $2 thousand. During that same period in 2003, the Bank’s net recoveries were $51 thousand. At March 31, 2004, loans 90 days or more past due and still accruing were $14 thousand and loans on non-accrual status were $10 thousand. At March 31, 2003, loans 90 days or more past due and still accruing were $10 thousand and loans on non-accrual status were $11 thousand.

Other Income

During the first three months of 2004 other income totaled $196 thousand, $155 thousand less than the $351 thousand reported in 2003. This change reflects the rising interest rate environment that has caused a decrease in mortgage banking revenue. Fees related to mortgage banking were $36 thousand at March 31, 2004 compared to $158 thousand in 2003. The remainder of the decrease in other income resulted from the receipt in 2003 of $43 thousand in life insurance proceeds related to the Company’s deferred compensation program.

Other Expenses

For the three months ended March 31, 2004 other expenses, excluding the loss on the sale of Old Dominion Trust (see “Earnings Summary”), totaled $981 thousand, a 4 increase over the $947 thousand reported for the same period in 2003. This minor increase is a result of management’s successful control of spending and other efficiency efforts.

Income Tax Expense

During the first quarter 44,600 nonqualified stock options were exercised by current and former employees. The exercise of these options will reduce the Bank’s overall tax rate for the 2004 year. The income tax rate for the first quarter was 19.11 percent and the Company anticipates a lower than normal tax rate for the remainder of 2004.

Interest Sensitivity and Liquidity

Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

Interest rate sensitivity varies with different types of interest earning assets. Rates change daily with respect to the $11.51 million the Company had invested in federal funds on March 31, 2004. Also, as of March 31, 2004, the Company had $4.66 million in investment securities that mature or re-price within one year. Additionally, $38.70 million or 36% of the bank’s loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

At March 31, 2004, the ratio of net loans to total deposits was 82% compared to 80% for the same period in 2003. Certificates of deposit over $100,000 were $23.85 million at March 31, 2004 compared to $20.61 million for the same period in 2003. These large denomination certificates of deposit represented 19 percent and 19 percent of total deposits at March 31, 2004 and 2003.

The following table presents the Company’s interest sensitivity position at March 31, 2004. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time. Assets and liabilities are presented in the period they mature or reprice, whichever is earlier. Investment securities are presented on an amortized cost basis.

Interest Sensitivity Analysis

March 31, 2004

	Within 1 through 3 months	Over 3 through 12 months	Over 1 Yr through 3 yrs	Over 3 Yr through 5 yrs	Over 5 yrs	Total
Earning assets:
Federal funds sold	$11,514	$0	$0	$0	$0	$11,514
Investment securities	1,024	3,640	12,216	1,028	1,617	$19,525
Loans	38,699	9,194	14,789	13,268	30,124	106,074

Total Earning Assets	$51,237	$12,834	$27,005	$14,296	$31,741	$137,113

Interest and non-interest bearing liabilities:
Commercial demand deposits	$10,394	$0	$6,236	$4,158	$0	$20,788
Personal demand deposits	0	0	3,165	1,055	1,055	5,275
Treasury tax &loan account	52	0	0	0	0	52
Savings accounts	0	0	3,734	1,245	1,245	6,224
Money market accounts	0	4,093	4,093	0	0	8,186
NOW accounts	0	0	13,985	4,662	4,662	23,309
Certificates of deposit	13,210	25,466	11,626	14,539	65	64,906
Repurchase agreements	4,295	0	0	0	0	4,295

Total interest and non interest bearing liabilities	$27,951	$29,559	$42,839	$25,659	$7,027	$133,035

Interest sensitivity gap	23,285	(16,725)	(15,834)	(11,363)	24,714	4,078

Cumulative gap	23,285	6,560	(9,273)	(20,636)	4,077

Ratio interest sensitive assets to interest-sensitive liabilities	1.83	0.43	0.63	0.56	4.52	1.03

Ratio of cumulative gap to total earning assets	16.98%	4.78%	-6.76%	-15.05%	2.97%

(1)	Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

Capital Resources

The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At the Company the only components of Tier I and Tier II capital are shareholders’ equity and the allowance for loan losses, respectively.

The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2004, the Company’s Tier I capital represented 12.62% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.70% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At March 31, 2004, total capital to total assets was 9.63%, which is above current regulatory guidelines.

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

On April 26, 2004, the Company filed a Form 8-K with a press release attached thereto announcing its first quarter 2004 earnings information.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date: April 28, 2004
	BY:	/s/ Robert J. Keogh
Robert J. Keogh
President & Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Catherine P. Jackson
Catherine P. Jackson
Chief Financial Officer
(Principal Financial Officer)