Form 10QSB
period 2004-06-30
HERITAGE BANKSHARES INC /VA
filed 2004-08-12
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1234322
(State of Incorporation)	(IRS Employer ID No.)

200 East Plume Street Norfolk, VA	23514
(Address of principal executive offices)	(Zip Code)

757-523-2600

(Telephone Number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Common stock, par value $5.00 per share: 844,825 shares outstanding as of 08/03/04

Transitional Small Business Issuer Format:    YES  ☐    NO  ☒

HERITAGE BANKSHARES, INC.

Part I. Financial Information

Item 1. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Heritage Bankshares, Inc.

Consolidated Statement of Financial Condition

	(Unaudited) June 30, 2004	December 31, 2003	June 30, 2003
ASSETS
Cash and due from banks	$9,109,370	$8,929,926	$6,259,305
Federal funds sold	186,991	10,600,345	7,148,750
Securities available for sale	16,641,445	18,572,979	15,618,920
Securities held to maturity	1,633,851	1,691,802	1,416,455
Loans, net of unearned income	115,013,960	101,539,229	93,650,651
Allowance for loan losses	(1,200,114)	(1,186,854)	(1,148,533)

Net loans	113,813,846	100,352,375	92,502,118
Loans held for sale	599,000	171,475	1,553,195
Accrued interest receivable	545,432	571,655	541,476
Premises and equipment	2,251,078	2,289,328	2,340,780
Other assets	1,891,122	1,789,389	1,485,788

	146,672,135	144,969,274	128,866,787

LIABILITIES
Non-interest bearing deposits	27,873,632	29,525,495	21,838,214
Interest bearing deposits	100,700,185	95,221,901	88,039,527

	128,573,817	124,747,396	109,877,741
Short-term borrowings	50,000	57,477	59,503
Securities sold under agreements to repurchase	2,707,194	5,959,341	5,254,681
Accrued interest payable	197,811	201,942	223,226
Other liabilities	665,227	694,008	970,702

	132,194,049	131,660,164	116,385,853

STOCKHOLDERS’ EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares,issued and outstanding 842,825 shares	4,214,125	3,959,500	3,930,125
Additional paid-in capital	(31,080)	(260,005)	(298,911)
Retained earnings	10,346,119	9,474,344	8,543,916
Unrealized gains on investment securities	(51,078)	135,271	305,804

	14,478,086	13,309,110	12,480,934
	$146,672,135	$144,969,274	$128,866,787

Heritage Bankshares, Inc

Unaudited Consolidated Statement of Operations

	Three months ended June 30		Six months ended June 30,
	2004	2003	2004	2003
Interest and fees on loans	$1,810,318	$1,554,749	$3,507,950	$3,114,717
Interest on investment securities	154,497	179,069	318,947	361,276
Interest on federal funds sold	17,873	32,113	37,965	66,457

Total interest income	1,982,688	1,765,931	3,864,862	3,542,450

Interest expense:
Interest on deposits	512,230	539,390	1,029,477	1,112,627
Interest on short-term borrowings	7,861	10,241	16,964	21,141

Total interest expense	520,091	549,631	1,046,441	1,133,768

Net interest income	1,462,597	1,216,300	2,818,421	2,408,682

Provision for loan losses	10,000	—	10,000	10,000

Net interest income after provision for loan losses	1,452,597	1,216,300	2,808,421	2,398,682

Noninterest income:
Services charges	76,819	76,379	147,295	148,912
Other income	98,010	49,653	187,118	207,851
Mortgage banking income	81,854	174,528	118,247	294,396

	256,683	300,560	452,660	651,159

Noninterest expense:
Salaries and employee benefits	521,897	498,624	1,040,978	1,003,071
All other	242,269	221,532	502,156	457,341
Automated services	111,359	91,043	217,923	179,247
Depreciation	35,631	37,097	72,869	74,080
Occupancy	43,407	43,789	91,913	92,556
Taxes and licenses	40,811	37,685	79,747	70,308

	995,374	929,770	2,005,586	1,876,603

Income before income taxes	713,906	587,090	1,255,495	1,173,238

Income tax expense	113,070	190,799	216,570	366,000

Net income	$600,836	$396,291	$1,038,925	$807,238

Earnings per common share - basic	$0.72	$0.51	$1.24	$1.03

Earnings per common share - assuming dilution	$0.68	$0.47	$1.19	$0.96

Heritage Bankshares, Inc.

Consolidated Statement of Stockholders’ Equity

June 30, 2004

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	791,900	$3,959,500	$(260,005)	$9,474,344	$135,271	$13,309,110

Net income for the six months
ended June 30,				1,038,925		1,038,925

Net changes in unrealized gain(loss) on securities available-for-sale, net of deferred income taxes of ($95,998)					(186,349)	(186,349)

Total comprehensive income						852,576

Stock options exercised in 2004	50,925	254,625	228,925	—	—	483,550

Less: Dividends Paid 2004				(167,150)		(167,150)

Balance, June 30, 2004	842,825	$4,214,125	$(31,080)	$10,346,119	$(51,078)	$14,478,086

Heritage Bankshares, Inc

Consolidated Statement of Cash Flows

(unaudited)	June 30, 2004	December 31, 2003	June 30, 2003
Operating activities:
Net income	$1,038,925	$1,737,666	$807,238
Adjustments to reconcile to net cash
provided by operating activities:
Provision for loan losses	10,000	40,000	10,000
Provision for depreciation and amortization	72,869	148,923	77,920
Amortization of investment security premiums,
net of discounts	132,088	182,059	73,935
Deferred loan origination fees, net of costs	4,126	54,291	(12,983)
Changes in:
Interest receivable	26,223	(94,555)	(64,376)
Interest payable	(4,131)	(46,414)	(25,130)
Loans held for sale	(427,525)	3,190,205	1,808,485
Other assets	(5,737)	639,180	725,566
Other liabilities	(28,781)	(267,272)	9,423

Net cash provided by operating activities	818,057	5,584,083	3,410,078

Investing activities:
Proceeds from maturities of available-for-sale securities	2,086,507	6,162,886	2,843,152
Proceeds from maturities, prepayments and calls of held-to-maturity securities	105,195	266,538	259,657
Purchases of available-for-sale securities	(502,031)	(10,850,238)	(4,212,710)
Purchases of held-to-maturity securities	(114,620)	(322,800)	(37,800)
Loan originations, net of principal repayments	(13,475,597)	(18,980,816)	(11,033,285)
Purchases of land, premises and equipment	(34,618)	(50,869)	(27,478)

Net cash used by investing activities	(11,935,165)	(23,775,299)	(12,208,464)

Financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	4,782,370	11,127,107	(480,584)
Net increase (decrease) in certificates of deposit	(955,949)	2,996,314	(265,649)
Net increase (decrease) in securities sold under agreements to repurchase	(3,252,147)	1,491,681	787,021
Net increase (decrease) in short-term borrowings	(7,477)	(7,872)	(5,846)
Net proceeds from exercise of stock options	483,550	79,331	11,050
Cash dividends paid	(167,150)	(267,009)	(141,485)

Net cash provided by financing activities	883,198	15,419,552	(95,493)

Increase (decrease) in cash and cash equivalents	(10,233,910)	(2,771,664)	(8,893,879)
Cash and cash equivalents at beginning of period	19,530,271	22,301,934	22,301,934

Cash and cash equivalents at end of period	$9,296,361	$19,530,270	$13,408,055

As shown on the Consolidated Balance Sheets:
Cash and due from banks	$9,109,370	8,929,926	6,259,305
Federal funds sold	186,991	10,600,345	7,148,750

	$9,296,361	$19,530,271	$13,408,055

Cash paid for:
Interest on deposits and other borrowings	$524,222	$2,241,418	$1,158,898

Income Taxes	$216,878	$821,075	$152,898

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of June 30, 2004, a valuation allowance has not been provided against the deferred tax asset.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform them to the current year’s presentation.

Note 3. Earnings Per Common and Common Equivalent Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (numerator, basic and diluted)	$600,836	$396,921	$1,038,925	$807,238
Weighted average shares outstanding (denominator)	840,025	779,975	837,896	785,025

Earnings per common share-basic	$0.72	$0.51	$1.24	$1.03

Effect of dilutive securities
Weighted average shares outstanding	840,025	786,025	837,896	785,525
Effect of stock options	38,660	59,550	39,074	57,384

Diluted average shares outstanding (denominator)	878,685	845,575	876,970	842,909
Earnings per common share-assuming dilution	$0.68	$0.47	$1.19	$0.96

Note 4: Comprehensive Income

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”. This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

	For The Six months Ended June 30,
Dollars in Thousands	2004	2003
Net Income	$1,038,925	$807,238
Other Comprehensive Income:
Unrealized gain on securities available-for-sale, net of tax	(186,349)	41,418

Total Comprehensive Income	$852,576	$848,656

Note 5: Employee Benefit Plans

Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Compensation Plans. Since virtually all options are fully vested, no compensation cost has been recognized for these plans in 2004 and 2003. Pro forma net income and earnings per share disclosures required by FASB Statement No. 148 do not differ from the amounts reported.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of June 30, 2004, a valuation allowance has not been provided against the deferred tax asset.

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

Results of Operation for the Six months Ended June 30, 2004 Compared to the Six months Ended June 30, 2003

Earnings Summary

For the six months ended June 30, 2004, net income for the Company totaled $1.04 million, a 29% increase over the $807 thousand reported for the same period in 2003. The Bank earned $1.11 million and net holding company expenses were $69 thousand. Dilutive earnings per common share were $1.19 at June 30, 2004 and $.96 June 30, 2003.

Net Interest Income

Robust demand in both business and real estate loans coupled with reduced interest costs on interest bearing liabilities resulted in a 17.01% increase in net interest income for the first six months of 2004. Net interest income grew to $2.82 million from the $2.41 million reported for the same period in 2003. Net loans grew $21.31 million or 23% to $113.81million from $92.5 million at June 30, 2003. The yield on earning assets at June 30, 2004 was 5.73%. A year ago the yield on earning assets was 6.15% however the growth in the loan portfolio more than offset the effect of the lower yield. Interest bearing liabilities grew $10.10 million however the cost of those funds was 49 basis points lower than the previous period which produced the positive impact on the net interest margin referenced above. At June 30, 2004 the cost of the interest bearing liabilities was 1.98%. At June 30, 2003, that cost was 2.47%. Total deposits grew 17 percent or $19 million from June 30, 2003 to end the period at $128.57 million compared to $109.88 million a year ago.

Investment securities totaled $18.28 million at June 30, 2004 compared to $17.04 million at June 30, 2003. At period end, federal funds sold were $186 thousand compared to the $7.15 million reported last period end. This reduction in excess funds is directly attributable to the growth in the loan portfolio.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at June 30, 2004 and 2003 was $1.20 million and $1.15 million, respectively. As a percentage of loans outstanding, the allowance was 1.04% at June 30, 2004 and 1.23% at June 30, 2003.

Credit quality remained strong for the period with low delinquency and charge-off levels. The Bank continued to be in a net recovery position regarding charged off loans as compared to collections on loans that were previously charged-off. For the first six months of 2004 the Bank’s net recoveries totaled $3 thousand. During that same period in 2003, the Bank’s net recoveries were $49 thousand. At June 30, 2004, loans 90 days or more past due and still accruing were $26 thousand and loans on non-accrual status were $9 thousand. At June 30, 2003, loans 90 days or more past due and still accruing were $25 thousand and loans on non-accrual status were $11 thousand.

Other Income

During the first six months of 2004 other income totaled $453 thousand, $198 thousand less than the $651 thousand reported in 2003. This change reflects the rising interest rate environment that has caused a decrease in mortgage banking revenue. Fees related to mortgage banking activities were $118 thousand at June 30, 2004 compared to $294 thousand in 2003. The remainder of the decrease in other income resulted from the receipt in 2003 of $43 thousand in life insurance proceeds related to the Company’s deferred compensation program.

Other Expenses

For the six months ended June 30, 2004 other expenses totaled $2.01 million, a 7% increase over the $1.88 million reported for the same period in 2003. This increase includes a charge of $29 thousand in the first quarter for a loss resulting from the sale of the Old Dominion Trust Company in which Heritage Bankshares, Inc. was a minority stockholder. Although this sale resulted in a one time loss management believes this change will result in expanded products and greater expertise that should lead to growth and profitability in the future. Excluding this loss the increase in other expenses was $100 thousand or 5%. This minor increase is a result of management’s successful control of spending and other efficiency efforts.

Income Tax Expense

During the reporting period 50,925 nonqualified stock options were exercised by current and former employees. The exercise of these options will reduce the Bank’s overall tax rate for the 2004 year. The income tax rate for the first quarter was 17% and the Company anticipates a lower than normal tax rate for the remainder of 2004.

Interest Sensitivity and Liquidity

Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

Interest rate sensitivity varies with different types of interest earning assets. Rates change daily with respect to the $186 thousand the Company had invested in federal funds on June 30, 2004. Also, as of June 30, 2004, the Company had $4.66 million in investment securities that mature or re-price within one year. Additionally, $53.34 million or 46% of the bank’s loans have adjustable interest rates or mature within 1 year. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

At June 30, 2004, the ratio of net loans to total deposits was 89% compared to 84% for the same period in 2003. Certificates of deposit over $100,000 were $23.96 million at June 30, 2004 compared to $20.15 million for the same period in 2003. These large denomination certificates of deposit represented 18 percent of total deposits at June 30, 2004 and 2003, respectively. A key initiative for the coming months will be to initiate marketing efforts to ensure sufficient deposit growth that, when combined with other sources of funding, will support the strong loan growth the Bank has experienced.

The following table presents the Company’s interest sensitivity position at June 30, 2004. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time. Assets and liabilities are presented in the period they mature or reprice, whichever is earlier. Investment securities are presented on an amortized cost basis.

Heritage Bankshares, Inc.

Interest Sensitivity Analysis

June 30, 2004

	Within 1 through 3 months	Over 3 through 12 months	Over 1 Yr through 3 yrs	Over 3 Yr through 5 yrs	Over 5 yrs	Total
Earning assets:
Federal funds sold	$187	$0	$0	$0	$0	$187
Investment securities	1,044	3,615	11,408	714	1,571	$18,352
Loans	45,551	7,791	13,185	19,309	29,178	115,014

Total Earning Assets	$46,782	$11,406	$24,593	$20,023	$30,749	$133,553

Interest and non-interest bearing liabilities:
Commercial demand deposits	$10,657	$0	$6,394	$4,263	$0	$21,314
Personal demand deposits	0	0	3,936	1,312	1,312	6,560
Treasury tax &loan account	50	0	0	0	0	50
Savings accounts	0	0	3,497	1,166	1,166	5,829
Money market accounts	0	4,125	4,125	0	0	8,250
NOW accounts	0	0	13,988	4,663	4,663	23,314
Certificates of deposit	10,541	23,152	14,449	15,100	65	63,307
Repurchase agreements	2,707	0	0	0	0	2,707

Total interest and non interest bearing liabilities	$23,955	$27,277	$46,389	$26,504	$7,206	$131,331

Interest sensitivity gap	22,827	(15,871)	(21,796)	(6,481)	23,543	2,222

Cumulative gap	22,827	6,956	(14,840)	(21,321)	2,222

Ratio interest sensitive assets to interest-sensitive liabilities	1.95	0.42	0.53	0.76	4.27	1.02

Ratio of cumulative gap to total earning assets	17.09%	5.21%	-11.11%	-15.96%	1.66%

(1)	Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

Capital Resources

The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At the Company the only components of Tier I and Tier II capital are shareholders’ equity and the allowance for loan losses, respectively.

The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2004, the Company’s Tier I capital represented 12.85% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 13.91% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At June 30, 2004, total capital to total assets was 9.83%, which is above current regulatory guidelines.

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

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of the Company’s stockholders was held on Wednesday, May 26, 2004 to elect four directors to the Company’s Board of Directors for three year terms ending in 2007, to ratify the appointment by the Board of Directors of Witt Mares Eggleston Smith, PLC as independent accounts of the Company for the year ending December 31, 2004 and to transact such other business as may properly come before the meeting and any adjournment thereof.

Results of the election of directors are detailed below:

NOMINEE	SHARES FOR	SHARES WITHHELD	PERCENT VOTING FOR
James A. Cummings	698,077	947	99.86%
Robert J. Keogh	698,077	947	99.86%
Peter M. Meredith, Jr.	689,845	9,179	98.69%
Harvey W. Roberts, III	698,077	947	99.86%

Continuing directors are Lisa F. Chandler, F. Dudley Fulton, Stephen A. Johnsen, Thomas G. Johnson, III, L. Allan Parrott, Jr. and Ross C. Reeves.

Results of the ratification of the independent accounts are detailed below:

SHARES FOR	SHARES AGAINST	SHARES ABSTAINED	PERCENT VOTING FOR
696,827	900	1,297	99.69%

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On July 15, 2004, the Company filed a Form 8-K with a press release attached thereto announcing its second quarter 2004 earnings information.

On July 29, 2004 the Company filed a Form 8-K with a press release attached thereto announcing a semi-annual dividend of $0.23 per share and a 2-for-1 stock dividend.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date: August 3, 2004
BY:
Robert J. Keogh
President & Chief Executive Officer
(Principal Executive Officer)

BY:
Catherine P. Jackson
Chief Financial Officer
(Principal Financial Officer)