Form 10QSB/A
period 2004-06-30
HERITAGE BANKSHARES INC /VA
filed 2004-08-13
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

HERITAGE BANKSHARES, INC.

Part I. Financial Information

We are amending our Form 10-QSB in order to include conforming signatures as required on pages 20-24.

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