Form 10QSB
period 2004-09-30
HERITAGE BANKSHARES INC /VA
filed 2004-11-09
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1234322
(State of Incorporation)	(IRS Employer ID No.)

200 East Plume Street Norfolk, VA	23514
(Address of principal executive offices)	(Zip Code)

757-523-2600

(Telephone Number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Common stock, par value $5.00 per share: 1,703,582 shares outstanding as of 11/01/04

Transitional Small Business Issuer Format:    YES  ☐    NO  ☒

HERITAGE BANKSHARES, INC.

Item 1. Financial Statements

The following financial information of Heritage Bankshares, Inc. and subsidiaries is included herein:

Heritage Bankshares, Inc.

Consolidated Statement of Financial Condition

	(unaudited) September 30, 2004	December 31, 2003	(unaudited) September 30, 2003
ASSETS
Cash and due from banks	$8,108,783	$8,929,926	$7,746,805
Federal funds sold	0	10,600,345	14,007,064
Securities available for sale	15,635,181	18,572,979	15,717,317
Securities held to maturity	1,710,772	1,691,802	1,420,771
Loans, net of unearned income	118,982,403	101,539,229	95,417,543
Allowance for loan losses	(1,229,945)	(1,186,854)	(1,183,962)
Net loans	117,752,458	100,352,375	94,233,581
Loans held for sale	59,000	171,475	1,470,249
Accrued interest receivable	571,714	571,655	578,799
Premises and equipment	2,255,095	2,289,328	2,311,249
Other assets	1,842,757	1,789,389	1,746,697

	147,935,760	144,969,274	139,232,532

LIABILITIES
Non-interest bearing deposits	27,065,502	29,525,495	25,952,682
Interest bearing deposits	103,885,442	95,221,901	94,171,129

	130,950,944	124,747,396	120,123,811
Short-term borrowings	56,312	57,477	56,671
Securities sold under agreements to repurchase	1,023,423	5,959,341	5,087,325
Accrued interest payable	210,573	201,942	217,928
Other liabilities	634,428	694,008	864,119

	132,875,680	131,660,164	126,349,854

STOCKHOLDERS’ EQUITY
Common stock, $5.00 par value-authorized 3,000,000 shares, issued and outstanding 1,703,582 shares	8,517,910	7,919,000	7,915,250
Additional paid-in capital	20,797	(260,005)	(261,974)
Retained earnings	6,477,943	5,514,844	5,044,821
Unrealized gains on investment securities	43,430	135,271	184,581

	15,060,080	13,309,110	12,882,678

	$147,935,760	$144,969,274	$139,232,532

Heritage Bankshares, Inc

Unaudited Consolidated Statement of Operations

	Three months ended September 30		Nine months ended September 30,
	2004	2003	2004	2003
Interest and fees on loans	$1,898,774	$1,673,436	$5,406,724	$4,788,153
Interest on investment securities	135,841	159,952	454,788	522,346
Interest on federal funds sold	5,650	22,714	43,615	88,053

Total interest income	2,040,265	1,856,102	5,905,127	5,398,552

Interest expense:
Interest on deposits	526,099	535,536	1,555,576	1,648,163
Interest on short-term borrowings	7,517	9,083	24,481	30,224

Total interest expense	533,616	544,619	1,580,057	1,678,387

Net interest income	1,506,649	1,311,483	4,325,070	3,720,165

Provision for loan losses	30,000	30,000	40,000	40,000

Net interest income after provision for loan losses	1,476,649	1,281,483	4,285,070	3,680,165

Noninterest income:
Services charges	79,525	77,980	226,820	226,892
Other income	99,228	144,656	286,346	352,507
Mortgage banking income	55,661	191,013	173,908	485,409

	234,414	413,649	687,074	1,064,808

Noninterest expense:
Salaries and employee benefits	511,828	584,571	1,552,806	1,587,642
All other	266,433	216,817	768,590	674,208
Automated services	102,901	88,962	320,824	268,209
Depreciation	35,719	37,622	108,588	111,702
Occupancy	49,357	46,834	141,270	139,340
Taxes and licenses	37,809	38,257	117,556	108,565

	1,004,047	1,013,063	3,009,634	2,889,666

Income before income taxes	707,016	682,070	1,962,510	1,855,307
Income tax expense	121,360	223,540	337,930	589,540

Net income	$585,656	$458,530	$1,624,580	$1,265,767

Earnings per common share - basic	$0.34	$0.30	$0.97	$0.81
Earnings per common share - assuming dilution	$0.33	$0.27	$0.93	$0.75

Heritage Bankshares, Inc.

Consolidated Statement of Stockholders’ Equity

September 30, 2004

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	791,900	$3,959,500	$(260,005)	$9,474,344	$135,271	$13,309,111

Net income for the nine months ended September 30 2004,				1,624,580		1,624,580

Net changes in unrealized gain(loss) on securities available-for-sale, net of deferred income taxes of ($47,312)					(91,841)	(91,841)

Total comprehensive income						1,532,739

Shares issues 2:1 split	851,791	4,258,955		(4,258,955)	—

Stock options exercised in 2004	59,891	299,455	280,802	—	—	580,257

Less: Dividends Paid 2004				(362,026)		(362,026)

Balance, September 30, 2004	1,703,582	$8,517,910	$20,797	$6,477,943	$43,430	$15,060,080

Heritage Bankshares, Inc

Consolidated Statement of Cash Flows

	(unaudited) September 30, 2004	December 31, 2003	(unaudited) September 30, 2003
Operating activities:
Net income	$1,624,580	$1,737,666	$1,265,768
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	40,000	40,000	40,000
Provision for depreciation and amortization	108,588	148,923	115,542
Amortization of investment security premiums,
net of discounts	193,803	182,059	122,610
Deferred loan origination fees, net of costs	(3,370)	54,291	27,906
Changes in:
Interest receivable	(59)	(94,555)	(101,699)
Interest payable	8,631	(46,414)	(30,428)
Loans held for sale	112,475	3,190,205	1,891,431
Other assets	(6,058)	639,180	527,103
Other liabilities	(59,580)	(267,272)	(97,159)

Net cash provided by operating activities	2,019,011	5,584,083	3,761,074

Investing activities:
Proceeds from maturities of available-for-sale securities	3,111,279	6,162,886	4,114,631
Proceeds from maturities, prepayments and calls of held-to-maturity securities	107,244	266,538	263,965
Purchases of available-for-sale securities	(502,031)	(10,850,238)	(5,813,556)
Purchases of held-to-maturity securities	(130,620)	(322,800)	(47,800)
Loan originations, net of principal repayments	(17,436,730)	(18,980,816)	(12,835,637)
Purchases of land, premises and equipment	(74,355)	(50,869)	(35,569)

Net cash used by investing activities	(14,925,213)	(23,775,299)	(14,353,966)

Financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	4,114,139	11,127,107	5,578,333
Net increase (decrease) in certificates of deposit	2,089,409	2,996,314	3,921,504
Net increase (decrease) in securities sold under agreements to repurchase	(4,935,918)	1,491,681	619,665
Net increase (decrease) in short-term borrowings	(1,165)	(7,872)	(8,678)
Net proceeds from exercise of stock options	580,257	79,331	75,488
Cash dividends paid	(362,026)	(267,009)	(141,485)

Net cash provided by financing activities	1,484,697	15,419,552	10,044,827

Increase (decrease) in cash and cash equivalents	(11,421,505)	(2,771,664)	(548,065)
Cash and cash equivalents at beginning of period	19,530,271	22,301,934	22,301,934

Cash and cash equivalents at end of period	$8,108,766	$19,530,270	$21,753,869

As shown on the Consolidated Balance Sheets:
Cash and due from banks	$8,108,783	8,929,926	7,746,805
Federal funds sold	—	10,600,345	14,007,064

	$8,108,783	$19,530,271	$21,753,869

Interest on deposits and other borrowings	$524,222	$2,241,418	$1,654,815

Income Taxes	$216,878	$821,075	$376,075

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

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of nine months) by the borrower, in accordance with the contractual terms of interest and principal.

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

The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received, if any. Prior to demonstrating performance, the Bank generally classifies impaired restructured loans, if any, as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by nine months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms and has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of September 30, 2004, a valuation allowance has not been provided against the deferred tax asset.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform them to the current year’s presentation.

Note 3. Earnings Per Common and Common Equivalent Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net income (numerator, basic and diluted)	$585,656	$458,529	$1,624,580	$1,265,768
Weighted average shares outstanding (denominator)	1,698,649	1,579,383	1,683,411	1,573,828

Earnings per common share-basic	$0.34	$0.30	$0.97	$0.81

Effect of dilutive securities
Weighted average shares outstanding	1,698,649	1,579,383	1,683,411	1,573,828
Effect of stock options	68,129	123,137	67,817	114,454

Diluted average shares outstanding (denominator)	1,766,778	1,702,520	1,751,228	1,688,282
Earnings per common share-assuming dilution	$0.33	$0.27	$0.93	$0.75

Note 4: Comprehensive Income

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”. This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows:

	For The Nine months Ended September 30,
Dollars in Thousands	2004	2003
Net Income	$1,624,580	$1,265,768
Other Comprehensive Income:
Unrealized gain on securities available-for-sale, net of tax	(91,841)	79,805

Total Comprehensive Income	$1,532,739	$1,345,573

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of September 30, 2004, a valuation allowance has not been provided against the deferred tax asset.

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

Results of Operation for the Nine months Ended September 30, 2004 Compared to the Nine months Ended September 30, 2003

Earnings Summary

For the nine months ended September 30, 2004, net income for the Company totaled $1.63 million, a 28% increase over the $1.27 million reported for the same period in 2003. The Bank earned $1.70 million and net holding company expenses were $77 thousand. Dilutive earnings per common share were $.93 at September 30, 2004 and $.75 at September 30, 2003 as adjusted for the 2-for-1 stock dividend distributed on September 30, 2004.

Net Interest Income

Exceptionally strong demand in both business and real estate loans coupled with reduced interest costs on interest bearing liabilities resulted in a 16.26% increase in net interest income for the first nine months of 2004. Net interest income grew to $4.33 million from the $3.72 million reported for the same period in 2003. Net loans grew $23.52 million or 25% to $117.75 million from $94.23 million at September 30, 2003. The yield on earning assets at September 30, 2004 was 5.82%. A year ago the yield on earning assets was 6.02% however the growth in the loan portfolio more than offset the effect of the lower yield. Interest bearing liabilities grew $5.64million however the cost of those funds was 38 basis points lower than the previous period which produced the positive impact on the net interest margin referenced above. At September 30, 2004 the cost of the interest bearing liabilities was 2.00%. At September 30, 2003, that cost was 2.38%. Total deposits grew 9% or $10.83 million from September 30, 2003 to end the period at $130.95 million compared to $120.12 million a year ago.

Investment securities totaled $17.35 million at September 30, 2004 compared to $17.14 million at September 30, 2003. There were no overnight funds invested as of the quarter end due to the growth in the loan portfolio. At September 30, 2003 federal funds sold were $14.01 million.

Allowance For Loan Losses

The allowance for loan losses is maintained at a level necessary to provide for potential losses associated with lending activities. The allowance for loan losses at September 30, 2004 and 2003 was $1.23 million and $1.18 million, respectively. As a percentage of loans outstanding, the allowance was 1.03% at September 30, 2004 and 1.24% at September 30, 2003.

Credit quality remained strong for the period with low delinquency and charge-off levels. The Bank continued to be in a net recovery position regarding charged off loans as compared to collections on loans that were previously charged-off. For the first nine months of 2004 the Bank’s net recoveries totaled $3 thousand. During that same period in 2003, the Bank’s net recoveries were $55 thousand. At September 30, 2004, loans 90 days or more past due and still accruing were $71 thousand and loans on non-accrual status were $8 thousand. At September 30, 2003, loans 90 days or more past due and still accruing were $14 thousand and loans on non-accrual status were $17 thousand.

Other Income

During the first nine months of 2004 other income totaled $687 thousand, $383 thousand less than the $1.07 million reported in 2003. This reduction is due to the decline in the mortgage refinance market. Fees related to mortgage banking activities were $174 thousand at September 30, 2004 compared to $485 thousand in 2003. The remainder of the decrease in other income resulted from the receipt in 2003 of $43 thousand in life insurance proceeds related to the Company’s deferred compensation program.

Other Expenses

For the nine months ended September 30, 2004 other expenses totaled $3.01 million, a 4% increase over the $2.89 million reported for the same period in 2003. This increase includes a charge of $29 thousand in the first quarter for a loss resulting from the sale of the Old Dominion Trust Company in which Heritage Bankshares, Inc. was a minority stockholder. Although this sale resulted in a one time loss management believes this change will result in expanded products and greater expertise that should lead to growth and profitability in the future. Excluding this loss the increase in other expenses was $91 thousand or 3.15%. This minor increase is a result of management’s successful control of spending and other efficiency efforts.

Income Tax Expense

During the reporting period 59,891 nonqualified stock options were exercised by current and former employees. The exercise of these options will reduce the Bank’s overall tax rate for the 2004 year. The income tax rate for the first nine months was 17% and the Company anticipates a lower than normal tax rate for the remainder of 2004.

Interest Sensitivity and Liquidity

Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the re-pricing characteristics of assets and liabilities.

Interest rate sensitivity varies with different types of interest earning assets. $50.98 million or 43% of the bank’s loans have adjustable interest rates or mature within 1 year. Additionally, $4.65 million of the Bank’s investment securities mature or re-price in that same period. Managing these assets is of primary importance in maintaining the appropriate balance between interest sensitive earning assets and interest bearing liabilities.

At September 30, 2004, the ratio of net loans to total deposits was 90.8% compared to 78% for the same period in 2003. Certificates of deposit over $100,000 were $26.09 million at September 30, 2004 compared to $24.21 million for the same period in 2003. These large denomination certificates of deposit represented 20% of total deposits at September 30, 2004 and 2003, respectively. A key initiative for the coming months will be to initiate marketing efforts to ensure sufficient deposit growth that, when combined with other sources of funding, will support the strong loan growth the Bank has experienced.

The following table presents the Company’s interest sensitivity position at September 30, 2004. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time. Assets and liabilities are presented in the period they mature or reprice, whichever is earlier. Investment securities are presented on an amortized cost basis.

Heritage Bankshares, Inc.

Interest Sensitivity Analysis

September 30, 2004

	Within 1 through 3 months	Over 3 through 12 months	Over 1 Yr through 3 yrs	Over 3 Yr through 5 yrs	Over 5 yrs	Total
Earning assets:
Federal funds sold	$0	$0	$0	$0	$0	$0
Investment securities	1,786	2,860	11,042	0	1,592	$17,280
Loans	50,981	6,072	8,783	24,070	29,076	118,982

Total Earning Assets	$52,767	$8,932	$19,825	$24,070	$30,668	$136,262

Interest and non-interest bearing liabilities:

Commercial demand deposits	$10,651	$0	$6,390	$4,260	$0	$21,301
Personal demand deposits	0	0	3,459	1,153	1,153	5,765
Treasury tax &loan account	56	0	0	0	0	56
Savings accounts	0	0	3,386	1,129	1,129	5,644
Money market accounts	0	4,558	4,558	0	0	9,116
NOW accounts	0	0	13,665	4,555	4,555	22,775
Certificates of deposit	7,537	25,295	17,171	16,299	50	66,352
Repurchase agreements	1,023	0	0	0	0	1,023

Total interest and non interest bearing liabilities	$19,267	$29,853	$48,629	$27,396	$6,887	$132,032

Interest sensitivity gap	33,500	(20,921)	(28,804)	(3,326)	23,781	4,230

Cumulative gap	33,500	12,579	(16,225)	(19,551)	4,230

Ratio interest sensitive assets to interest-sensitive liabilities	2.74	0.30	0.41	0.88	4.45	1.03

Ratio of cumulative gap to total earning assets	24.58%	9.23%	-11.91%	-14.35%	3.10%

(1)	Assets and liabilities are presented in the period they mature or reprice, whichever is earlier.

Capital Resources

The Federal Reserve Board has established quantitative measures to ensure risk-adjusted capital adequacy. Capital under these guidelines is defined as Tier I and Tier II. At the Company the only components of Tier I and Tier II capital are shareholders’ equity and the allowance for loan losses, respectively.

The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2004, the Company’s Tier I capital represented 12.99% of risk-weighted assets and total qualifying capital (Tier I and Tier II) represented 14.05% of risk weighted assets. Both ratios are well above current regulatory guidelines.

The Federal Reserve Board has guidelines for capital to assets (leverage) for bank holding companies. These guidelines require a minimum level for capital adequacy purposes of 4.00%. At September 30, 2004, total capital to total assets was 10.11%, which is above current regulatory guidelines.

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

None

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

On October 21, 2004, the Company filed a Form 8-K with a press release attached thereto announcing its third quarter 2004 earnings information.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Bankshares, Inc.
(Registrant)

Date: November 2, 2004

	BY:	/s/ Robert J. Keogh
Robert J. Keogh
President & Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Catherine P. Jackson
Catherine P. Jackson
Chief Financial Officer
(Principal Financial Officer)