Form 10KSB
period 2004-12-31
HERITAGE BANKSHARES INC /VA
filed 2006-06-09
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-11255

HERITAGE BANKSHARES, INC.

(Name of Small Business Issuer in its Charter)

Virginia	54-1234322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Plume Street Norfolk, Virginia	23510
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number (757) 523-2600

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $5 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $9,056,297.

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 2, 2006: $18,807,920.*

As of June 2, 2006, 1,718,668 shares of common stock were issued and outstanding.

*	In calculating the aggregate market value, we have used the most recent sales price of Common Stock known to the Company, which is $16.00 per share and voting stock held by non-affiliates of the registrant as of June 2, 2006 of 1,175,495.

Part I

As used in this annual report on Form 10-KSB, the “Company”, “we”, “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Restatement of Consolidated Financial Statements

In this annual report on Form 10-KSB, we have restated our consolidated financial statements (see Item 7, “Financial Statements”) for the years ended December 31, 2003 and 2002, and we have also restated our previously announced financial results for the year ended December 31, 2004. Except as otherwise stated, all financial information contained in this filing that relates to the foregoing periods gives effect to this restatement. Because of the restatement, financial information included in the annual reports on Form 10-KSB filed by the Company with respect to the years ended December 31, 2003 and 2002, together with interim financial periods included in quarterly reports on Form 10-QSB filed with respect to 2004, 2003, and 2002 and the year-end results for 2004 announced by the Company on January 31, 2005, should not be relied upon. The financial information included in those reports is superseded in its entirety by the restated financial information contained in this annual report on Form 10-KSB.

For information concerning the background of these restatements, the specific adjustments made, management’s discussion and analysis of our results of operations for 2002, 2003, and 2004 giving effect to the restated results, and a discussion of our internal controls, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” Item 8A, “Controls and Procedures”, and Note 2 of the Notes to Consolidated Financial Statements, appearing below in this annual report on Form 10-KSB.

Forward-Looking Statements

Statements contained in this annual report on Form 10-KSB which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors.”

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products;

•	actions taken by our competitors;

•	changes in the prevailing interest rates;

•	changes in delinquencies and defaults by our borrowers;

•	changes in loan quality and performance;

•	changes in FDIC insurance premiums;

•	legislative or regulatory changes or actions that affect our business;

•	our ability to achieve financial goals and strategic plans;

•	litigation;

•	weaknesses in our internal control over financial reporting; and

•	credit and other risks of lending activities.

As a result, we cannot assure you that our future results of operations, financial condition or other matters will be consistent with those expressed or implied in any forward-looking statements. You should not place undue reliance on these forward-looking statements, as they all are based only on information available at this time, and we assume no obligation to update any of these statements.

ITEM 1. DESCRIPTION OF BUSINESS

General

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiaries: Heritage Bank (the corporate name was changed from Heritage Bank & Trust effective October 11, 2005), IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC. Since 1992, the Company has operated as a one bank holding company. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through Heritage Bank. Information concerning the Company and Heritage Bank may be found at www.heritagebankva.com.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2004, the Bank had assets of $153.8 million, with total loans held for investment of $123.5 million and deposits of $133.1 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2004, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, Bankers Insurance, LLC, and Bankers Title of Hampton Roads, LLC, each of which offer various insurance and investment services. (In December 2005, Sentinel Financial sold its entire interest in Bankers Title of Hampton Roads, LLC.) Our ownership interest in these companies, through Sentinel Financial, allowed the Bank to provide these investment and insurance services to its customers.

IBV Real Estate Holdings, Inc. (“IBV”) is a wholly-owned subsidiary of the Company and was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. IBV owns a 1% interest in and is the sole general partner of IBV Partners, LP, a Virginia limited partnership formed in December 1986 (“IBV Partners”). The sole asset of IBV Partners is a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia. The Bank is a tenant in the property, as described below in Item 2, “Description of Properties.”

Sentinel Trust Services, LLC (“Sentinel Trust”) is a wholly-owned subsidiary of the Company that was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust Company merged with AMG Guaranty Trust, a privately held provider of investment services. At December 31, 2004, Sentinel Trust owned 2,560 shares, or less than 1%, of the common stock of AMG Guaranty Trust.

Principal Products or Services

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area which includes Chesapeake, Norfolk, and Virginia Beach, Virginia. The principal business of the Company is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

The Company is involved in the construction and real estate lending market and actively extends both consumer and commercial credit. Loans consist of varying terms and may be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. See Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a breakdown of loans by classification.

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population in 2004 of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of May 31, 2006, the Bank has a total of five retail offices located in the cities of Norfolk and Virginia Beach, Virginia. One of the Company’s Norfolk retail offices also includes a mortgage loan origination office.

Although the Hampton Roads area supports a wide range of industrial and commercial activities, the area’s principal employer is the United States Navy and other branches of the Armed Forces of the United States. Significant cutbacks in defense spending and consolidations of domestic military installations could affect the general economy of the Company’s market area. Depending on whether the Hampton Roads area experiences an overall increase or decrease in military and federal wages and salaries, the potential future impact of any such cutbacks or consolidations could be either favorable or unfavorable.

Competition

The banking business in the entire market area is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2005, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 0.95%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1, “Risk Factors,” below.)

Employees

At December 31, 2004, we employed 51 full-time equivalent employees. At May 31, 2006, we employed 81 full-time equivalent employees. Management considers its employee relations to be excellent.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes certain significant provisions of applicable federal and state laws and applicable regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact the Company’s and the Bank’s operations.

The Company

General. The Company is registered with the Federal Reserve Bank (“Federal Reserve”) as a financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act, and is subject to ongoing regulation, supervision and examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. The Federal Reserve also supervises the Company’s operations and major transactions affecting its capital structure, including mergers, acquisitions and share redemptions.

Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve’s capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies, and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.

Source of Strength for Subsidiary. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends it receives from the Bank. The Company must pay operating expenses from funds it receives from the Bank. Therefore, shareholders may receive cash dividends from the Company only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, and only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Virginia corporation, our payment of cash dividends also is subject to the restrictions under Virginia law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain preferential liquidation rights. (See below for discussion regarding regulatory considerations for dividends payable by the Bank.)

Change of Control. State and federal banking law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The BHCA requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire the Company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, the Company’s shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.

In addition, under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission (the “SCC”). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed.

Legislation

Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act (“SOX”) was enacted. SOX is not a banking law, but applies to all public companies, including the Company. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Given the extensive role of the Securities and Exchange Commission in implementing and interpreting the rules relating to many of SOX’s new requirements, the potential impact on the Company of these requirements may not be determined for some time.

SOX includes additional disclosure requirements and new corporate governance rules for public companies, requires the SEC to adopt extensive additional disclosure, corporate governance and other related rules for public companies, increases criminal penalties for violations of the securities laws, and mandates further studies of specified issues by the SEC and other federal government agencies. SOX also provides for the federal regulation of accounting firms that provide services to public companies and mandates additional listing standards for the securities exchanges.

The SEC has adopted rules implementing the provisions of SOX, but some of these rules do not presently apply to the Company because certain of the rules have delayed effective dates and/or do not apply to companies, like us, whose securities are quoted on over-the counter securities markets (see Item 5, “Market for Common Equity and Related Stockholder Matters” below). The SEC has also extended the effective dates of certain rules after their adoption.

Bank Secrecy Act; USA PATRIOT Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for any transaction that involves more than $5,000 and which the financial institution knows, suspects or otherwise has reason to suspect involve illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the September 11, 2001, terrorist attacks, strengthens the anti-money laundering provisions of the BSA. Many of the new provisions added by the Patriot Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities, and thus do not apply to the Bank because it does not have significant foreign business. However, the Patriot Act does require federal banking regulators to consider a bank’s record of compliance under the BSA in acting on any application filed with such federal regulators. In January of 2005, the Bank entered into a confidential Memorandum of Understanding (“MOU”) with the Federal Reserve with respect to deficiencies in its compliance with certain provisions of BSA. The deficiencies were discovered in the Federal Reserve’s annual review of the Bank’s policies and procedures in late 2004, and the Bank entered into the MOU to remedy the deficiencies on a going-forward basis. The Bank has taken corrective measures outlined in the MOU and believes it is in substantial compliance with the MOU. The Federal Reserve undertook a limited scope BSA examination of the Bank in 2005 and, subsequent to that examination, approved the Bank’s application to open its branch in Virginia Beach. The Bank’s record of compliance with the BSA will be an additional factor in any applications filed with federal regulators in the future.

The Bank

General. The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the SCC. The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

Transactions with Affiliates. The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as “covered transactions” between the Bank and its affiliates may not exceed 10% of the Bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank also is prohibited from purchasing low-quality assets from an affiliate. Every company under common control with the Bank, including the Company, is deemed to be an affiliate of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance, and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Branch Banking. All banks located in Virginia are authorized to branch statewide. Accordingly, a bank located anywhere in Virginia has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable Virginia statutes permit regulatory authorities to approve de novo branching in Virginia by institutions located in states that would permit Virginia institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets (i.e., loans). As of December 31, 2004 and December 31, 2005, the Bank met its reserve requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank’s current CRA performance rating is “satisfactory.”

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

The ability of the Bank to pay dividends is restricted under applicable law and regulations. Under Virginia banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the Bank’s surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Capital Adequacy. The capital adequacy regulations which apply to state banks, such as the Bank, are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed above.

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties,” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, in each case who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate. The Bank is current in its quarterly filings with the Federal Reserve.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital:

•	A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level.

•	A bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more).

•	A bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent.

•	A bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent.

•	A bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the otherwise applicable capital guidelines.

If a state member bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for that bank. In addition, if a state member bank is classified as undercapitalized, the Federal Reserve may take certain actions to correct the capital position of the bank.

If a state member bank is classified as significantly undercapitalized, the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. Moreover, if a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the FDIC determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2004, the Bank was classified as “well-capitalized.”

Deposit Insurance. The Bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized” (that would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses. A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the FDIC. A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund. The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks. In addition to the other information contained in this Form 10-KSB, you should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock. This section does not describe all risks that may be applicable to us, our business or our industry, and is included solely as a summary of certain material risk factors.

•	We have identified material weaknesses and significant deficiencies in our internal control over financial reporting. Our management has identified numerous material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective as of December 31, 2004. (Additional information on these issues, and our ongoing efforts to improve internal controls, is included in Item 8A, “Controls and Procedures,” found later in this report.)

•	No system of internal control can be relied upon to discover or prevent all discrepancies. However, our risk is significantly greater because material weaknesses and significant deficiencies existed in our internal controls in prior periods. Moreover, our accounting staff has almost entirely turned over, making it even more difficult to locate, review and prepare financial data, reports, and statements for prior periods. We can give you no assurance that we have discovered all material errors in our financial reporting.

•	Although we believe that our efforts to date have strengthened some of our internal controls and addressed some of the concerns that gave rise to the material weakness, we have much work ahead of us to bring our internal controls over financial reporting to a satisfactory level. While we believe that our efforts to improve internal controls will be successful and that we will be able to maintain adequate controls over our financial processes and reporting in the future, we cannot be certain of the outcome of our efforts or when we will be able to achieve our goal. Any failure to implement or maintain effective internal controls could harm our operating results, cause us to fail to meet our reporting obligations in a timely manner, and/or permit material errors in our financial reporting.

•	Any of the matters described above could cause a decline in the value of our shares or cause trading in our stock to be restricted.

•	Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal authorities to protect depositors, the public or the insurance funds maintained by the FDIC. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks, including the Bank, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. See Item 1, “Description of Business – Supervision and Regulation” above, for more information about applicable banking laws and regulations. In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions in certain respects, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

•	We rely heavily on our management team and on our ability to attract and retain key personnel. We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chief Executive Officer, and our other executive and senior lending officers. We also rely heavily on our management team to maintain and improve our internal controls, accounting and reporting systems. We need to increase the depth of our management team in order to meet our existing challenges, and to meet our growth and profitability objectives. We have entered into employment agreements with our Chief Executive Officer and certain other key executives. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The failure to expand our management team or the loss of our Chief Executive Officer, Chief Financial Officer or other key employees for any reason could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

•	We depend on the profitability of the Bank. We are a single bank holding company and our business is owning all of the outstanding stock of the Bank. As a result, our operating results and financial position depend on the operating results and financial position of the Bank. Many factors could adversely affect our short and long term operating performance, including those described below.

•	We may incur losses if we are unable to successfully manage interest rate risk. Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We occasionally engage in marketing and promotions that offer above-market rates to attract deposits. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

•	We may be adversely affected by economic conditions in our market area. We are headquartered in Norfolk, Virginia, and our market includes the greater Hampton Roads metropolitan area. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the greater southeast Virginia area. Changes in the economy may influence the growth rate of our loans and deposits, and the quality of our loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

•	Our loans secured by real estate may increase our credit losses, which would adversely affect our financial results. We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major downturn in the real estate market could adversely affect the value of our collateral for real estate loans and our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, however, and as a result credit losses may occur in the future.

•	If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Although we believe our allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our loan loss provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

•	We may suffer losses in the Bank’s loan portfolio despite its underwriting practices. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers, and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for our loans, the Bank may incur losses on loans that meet these criteria.

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry. We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions, for deposits, loans and other financial services in our market area. Most of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may be able to offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

•	The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. Patriot Act, the Bank Secrecy Act and the Sarbanes-Oxley Act of 2002 and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting, and disclosure practices. Many of these regulations are or will become applicable to our company. As a result, we have experienced and expect to continue to incur increased compliance costs, including costs related to implementing and maintaining internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls (this requirement currently is expected to be applicable to us sometime in 2007). These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

•	Our ability to operate profitably may be dependent on our ability to implement technologies into our operations. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our market may depend on the extent to which we are able to utilize technological changes. If we are not able to implement new technologies at a cost that is reasonable and appropriate for a bank of our size, properly or timely anticipate them, or properly train our staff to use them, our business, financial condition or operating results could be adversely affected.

•	There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them. The trading in the shares of our common stock has historically been limited. On July 7, 2005, our common stock was removed from quotation on the Over the Counter Bulletin Board (“OTCBB”) as a result of our failure to remain current in our reporting requirements under Section 13 of the Securities Act of 1934, as amended. Since that time, our shares have been quoted only on the Pink Sheets over the counter market, which is less well-known than the OTCBB and may have caused trading in our shares to be even more limited. Once we are current in our reporting requirements, we intend to seek to have our shares quoted once again on the OTCBB. Even in that event, trading on the OTCBB is more limited than on the national exchanges such as the New York Stock Exchange or NASDAQ, so there will continue to be a limited trading market for our stock. Even if a more active market develops, there can be no assurance that it will continue, or that you will be able to sell your shares at the desired price.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2004, the Bank operated from five locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage
200 East Plume Street, Norfolk, Virginia	Retail Banking Office, Corporate Headquarters	Owned	3,000 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office, Real Estate Finance, and Mortgage Lending Department	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Retail Banking Office	Leased	2,440 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Operations Center	Leased	5,141 sq. ft.

During 2005, the Bank opened the following offices:

3500 Virginia Beach Boulevard, Virginia Beach, Virginia	Retail Banking Office	Leased	3,800 sq. ft.

225 East City Hall Avenue, Norfolk, Virginia	Commercial Loan Office	Leased	2,186 sq. ft.

As described above, the facility located at South Military Highway, Chesapeake, Virginia, is owned by IBV Partners, an affiliate of the Company, which leases to the Company certain space in the facility. The Bank consolidated the Retail Banking operations at the South Military Highway office into the North Military Highway office in May 2006.

Also during 2005, the Bank leased an additional 2,000 sq. ft. for its Operations Center and acquired, or entered into agreements for the purpose of acquiring, the following sites with the intention of opening future Retail Banking offices:

601 Lynnhaven Parkway, Virginia Beach, Virginia	Site purchased in June 2006

1756 Laskin Road, Virginia Beach, Virginia	Site purchased in October 2005

In addition, in September 2005, the Bank entered into an agreement to lease approximately 6,665 sq. ft. in downtown Norfolk, Virginia, for the purpose of opening a Retail Banking, Commercial Lending and Executive office currently planned for 2007. The Bank intends to consolidate nearby offices and staff into this facility upon occupancy.

We believe that all of our properties are adequately covered by insurance, are in good operating condition (ordinary wear and tear excepted) and are adequate and suitable for the ordinary and regular conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

At the date of this Form 10-KSB, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended 2004 or at any time in 2005. Due to the need to restate its financial statements for the years ended December 31, 2003 and 2002, and the delayed filing of this annual report on Form 10-KSB, the Company deferred its 2005 annual meeting and will conduct all necessary business in conjunction with the Company’s 2006 annual meeting.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently quoted in the Pink Sheets over-the-counter securities market under the symbol “HBKS.PK”. The following table sets forth the high and low closing sales price for the common stock by calendar quarters for 2004 and 2003.

	HIGH	LOW
2004

Fourth Quarter	$20.00	$16.60
Third Quarter	17.50	14.50
Second Quarter	16.25	14.28
First Quarter	16.50	15.08

2003

Fourth Quarter	$16.50	$12.00
Third Quarter	12.50	11.08
Second Quarter	12.00	9.68
First Quarter	10.38	9.65

The last reported sales price of the Company’s common stock on June 2, 2006, was $16.00 per share.

At December 31, 2004, and December 31, 2005, there were 958 and 926 record holders of the 1,707,182 and 1,714,668 outstanding shares of the Company’s common stock, respectively.

In July 2005, the Company engaged Registrar and Transfer Company as the Company’s transfer agent. Prior to that time the Company acted as its own transfer agent.

On July 28, 2004, the Company’s Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend, which was distributed on September 30, 2004 to shareholders of record on September 15, 2004. All references in this annual report on Form 10-KSB to per share results and weighted average common and common equivalent shares outstanding have been adjusted to reflect the effects of this stock split.

There were no repurchases of the Company’s common stock during the fourth quarter of 2004.

Dividends

The Company’s Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company’s financial condition, results of operations, capital requirements, general business conditions and other relevant factors, and the Company’s dividend policy may change from time to time at the discretion of the Board of Directors depending on such factors. The Company’s principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared annual cash dividends of $0.22 and $0.09 per share in 2004 and 2003, respectively. In addition, on July 27, 2005, the Company declared a special cash dividend of $0.12 per share, payable on August 26, 2005 to shareholders of record on August 12, 2005; on November 16, 2005, the Company declared another special dividend of $0.06 per share, payable on December 9, 2005 to shareholders of record on November 28, 2005. Regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its shareholders are discussed above in “Description of Business - Supervision and Regulation” and described in Note 18 to the Consolidated Financial Statements under “Financial Statements.”

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Heritage Bankshares, Inc. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report on Form 10-KSB and the supplemental financial data appearing throughout this discussion and analysis. On July 28, 2004, the Company’s Board of Directors declared a 2-for-1 stock split, to be effected in the form of a stock dividend, distributed September 30, 2004 to shareholders of record on September 15, 2004. All references in this discussion and analysis to per share results and weighted average shares outstanding have been adjusted to reflect the effects of this stock split.

Overview

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area which includes Chesapeake, Norfolk, and Virginia Beach, Virginia. The principal business of the Company is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

The Company is involved in the construction and real estate lending market and actively extends both personal and commercial credit. Loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases.

Restatement of Consolidated Financial Statements

The selected consolidated financial data described below have been derived from our consolidated financial statements. All financial information set forth below reflects the restatement of our financial statements for the fiscal years ended December 31, 2003, and 2002, as well as the restatement of our previously announced financial results for the year ended December 31, 2004. This data should be read in conjunction with the consolidated financial statements and notes thereto.

Because of the restatement, financial information included in the annual reports on Form 10-KSB filed by the Company with respect to the years ended December 31, 2003 and 2002, together with interim financial periods included in quarterly reports on Form 10-QSB filed with respect to 2004, 2003, and 2002 and the year-end results for 2004 announced by the Company on January 31, 2005, should not be relied upon. The financial information included in those reports is superseded by the restated financial information contained in this annual report on Form 10-KSB. We have not amended and do not plan to amend our annual reports on Form 10-KSB with respect to 2003 or 2002 or our quarterly reports on Form 10-QSB with respect to 2004. However, quarterly reports on Form 10-QSB with respect to 2005, which have not yet been filed but which we do plan to file, will contain restated quarterly financial information for 2004 as well as 2005 quarterly results.

After a challenging period brought on by the untimely death of the Company’s President and Chief Executive Officer in November 2004, the Board of Directors appointed Michael S. Ives as new President and CEO on February 7, 2005, and following the resignation of the Company’s former Chief Financial Officer on February 9, 2005 the Board appointed John O. Guthrie as Chief Financial Officer on February 15, 2005. The new management team then reviewed the Company’s financial statements and accounting records in connection with the preparation of the Company’s annual report for 2004. Management first discovered accounting errors in the Company’s previously reported quarterly financial statements and year-end data for 2004 relating to the treatment of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the calculation of diluted earnings per share, further described below. On March 28, 2005, management concluded that the financial statements and data for 2004, including the quarterly reports on Form 10-QSB and the year-end results of operations announced by press release on January 31, 2005, should no longer be relied upon and would need to be restated. The Company announced this decision in a press release and current report on Form 8-K filed on March 30, 2005.

In light of these errors in the 2004 financial statements, Company management undertook additional review of the Company’s financial statements for periods 2000 through 2004. Completing this review has been a difficult task, in particular because of the Company’s misapplication in prior periods of Statement of Financial Accounting Standards No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (“FAS 91”), further described below. In many instances, inadequate systems for maintaining financial records and the discovery of inadequate internal controls impeded management’s efforts or diverted its efforts.

Management concluded on November 3, 2005 that due to certain accounting errors discovered in its review, the Company’s financial statements for the years ended December 31, 2003, and December 31, 2002, should be restated and no longer relied upon. On November 7, 2005, the Audit Committee of the Board of Directors discussed this matter and concurred with management’s conclusion. In a November 9, 2005, press release and a current report on Form 8-K filed the same day, the Company publicly announced these determinations.

Errors relating to various matters were discussed in a detailed press release and current report on Form 8-K dated December 9, 2005. The source and impact of these errors are reiterated below:

Deferral of Loan Origination Fees and Direct Loan Origination Costs

FAS 91 generally requires that loan origination fees and certain direct loan origination costs be deferred and recognized over the life of certain loans as an adjustment to the loan’s yield. Estimated direct loan origination costs are recorded as a reduction in compensation expense when the loan is closed. Each loan’s estimated direct loan origination cost is netted with any fee received, and the net fee or cost is deferred and recognized as a yield adjustment over the life of the related loan by either the level-yield or straight-line method, depending on the type of loan.

In misapplying FAS 91, prior to the restatement, the Company:

•	Did not update its estimated direct loan origination costs from the mid-1980s until 2004. In 2004, the Company substantially increased its estimated loan origination costs, thus reducing compensation expense and increasing pre-tax income disproportionately when compared to previous years;

•	Did not consistently defer fees, resulting in an overstatement of fee income during the affected period;

•	Amortized the deferred net fees / costs using only the straight-line method instead of utilizing the level-yield method where appropriate, thus affecting the timing of the recognition of the deferrals as an adjustment to loan yield and pretax income.

Current management spent substantial time and expense in correcting the errors that occurred with regard to FAS 91. Initially, the analysis was complicated by having to resolve FAS 91-related recordation / reclassification errors in the related general ledger accounts. Once that analysis was complete, current management recalculated an estimated financial statement impact of the misapplication of FAS 91 as follows:

•	Estimated direct loan origination costs for 2004 were recalculated;

•	Because reasonably accurate information for direct loan origination costs before 2004 was not practically available, prior years’ costs were estimated by deflating the 2004 costs. The regional financial industry wage history from 1985 – 2003 was applied to the base 2004 calculation and direct loan origination costs from 1986 - 2003 were re-estimated;

•	Electronic year-end loan files, from December 31, 1999 through December 31, 2004 were purchased from the Company’s data processing provider to provide data in a format that would allow computation of corrected deferred fees and costs;

•	In order to correctly apply the level-yield method of amortization to the deferred net loan fees/costs (“deferred costs”), where appropriate, mathematical calculations were specifically prepared for that purpose. The formulas recalculated the adjusted carrying value of each loan at period end as prescribed by FAS 91. The effectiveness of these computations were tested by current management and the Company’s independent accountant and it was determined that the computations were reasonably accurate;

•	Beginning with the loans reflected on the December 31, 1999 loan file, current management applied available loan fee data at origination for each loan, the estimated direct loan origination cost for each loan, and the correct amortization method to estimate the net deferred cost balance for loans at December 31, 1999. It was determined that a cumulative adjustment to increase net deferred costs was necessary, with a corresponding increase in retained earnings;

•	The same methodology was applied to each subsequent year-end loan file to estimate the net deferred costs at those respective dates. By measuring the year-to-year change in the estimated net deferred cost balance, an adjustment was recorded to the net deferred cost balance at each year-end. Accordingly, the related reductions to compensation costs (reflecting the estimated increase in net direct loan origination costs) and reductions to interest income (reflecting a yield adjustment resulting from an increase in the amortization of the net deferred costs) were made for each year.

Deferred Compensation Plan

The Company currently maintains a deferred compensation plan for certain directors and its former Chief Executive Officer. The plan provides for a defined monthly benefit for each participant in accordance with the terms of each individual’s participation agreement. The Company has also purchased life insurance to fund a portion of the deferred compensation liability.

Management discovered errors in prior accounting for the deferred compensation plans and associated life insurance, resulting from a misapplication of generally accepted accounting principles (“GAAP”). GAAP requires that the employer’s obligation be accrued according to the terms of the individual contracts over the required service period to the date the participants are fully eligible to receive the benefits. Under these principles, at the full eligibility date, the deferred compensation liability should equal the then present value of the estimated benefit payments to be made under the individual contract. The Company’s misapplication of these calculations required by GAAP resulted in an understatement of the deferred compensation liability.

GAAP also requires that life insurance purchased to fund any portion of the deferred compensation liability be accounted for separately, and not offset against or otherwise integrated into the accounting for the deferred compensation liabilities. The Company misapplied GAAP by offsetting accretions to the life insurance policies purchased to fund the deferred compensation liability. Specifically, in 2002, life insurance proceeds received were incorrectly credited to the deferred compensation liability, thereby partially covering a shortfall that historically existed in that liability. In addition, life insurance proceeds from a death occurring in 2002 but not received by the Company until 2003 were incorrectly reported as income by the Company in 2003, requiring an additional accounting correction. Similarly, an increase in the cash surrender value of the life insurance contracts that occurred during 2002 were not recorded, thus requiring an additional accounting correction.

Stock Options

The Company misapplied APB 25 in accounting for the tax benefit arising from exercise of stock options. When options were exercised, the tax benefit from the option exercises was incorrectly reflected as an income tax expense reduction and resulted in an increase in the Company’s reported net income. However, under APB 25, the tax benefit should not have been included in the Company’s income statement but instead should have been recorded solely as an increase in the Company’s additional paid-in capital. As a result, the Company’s income tax expense for each year was understated by the amount of the tax benefit, and the earnings were overstated by a commensurate amount.

The Company did not properly account for the effect of tax benefits in the calculation of outstanding dilutive common stock options. Earnings per share for the restated periods have been recalculated to correct this error.

Other Adjustments

Adjustments were also necessary to correct a variety of other accounting errors related to the following items:

•	A 2004 charge related to the impairment of certain loans under a lending relationship with one borrower.

•	In the early 1990s, the Company acquired, through foreclosure, four properties which were subsequently rented. Although the Company initially recorded depreciation expense for these properties, the Company discontinued recordation of that expense several years later. Because the properties were held for investment the Company was required to record depreciation expense, and accounting corrections to adjust for the discontinued depreciation were necessary.

•	Employer 401(k) matching contributions were not recorded properly during the year incurred.

•	Certain long-lived assets were impaired as of December 31, 2004, without a related charge to earnings.

•	Income tax expense adjustments were necessary after corrections of errors in 2002 and 2003.

•	Additional incidental adjustments were made to correct miscellaneous accounting errors.

The results of the restatement and the effect of the errors described above are reflected in the consolidated financial statements and related notes to consolidated financial statements included in this annual report on Form 10-KSB. Further information regarding the impact the restatement to our consolidated financial statements, including tables showing the net-effect adjustments to specific amounts previously reported in our consolidated financial statements, can be found in Note 2 of the Notes to Consolidated Financial Statements.

In light of the restatement that was required as a result of these errors, and in connection with current management’s review of the Company’s internal controls and procedures, management concluded that significant weaknesses existed in the Company’s internal controls over financial reporting and that such controls were not effective as of December 31, 2004. For a detailed discussion of these material weaknesses, and the Company’s efforts to date to improve internal controls, see Item 8A, “Controls and Procedures.”

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements and accompanying notes are governed by accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to use judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. While we believe our judgments, estimates and assumptions are reasonable under the circumstances, actual results may differ materially under different conditions, or using different assumptions.

The Company believes its critical accounting policies are those that are particularly sensitive in terms of judgments and the extent to which estimates are used, and include the valuation of the allowance for loan losses, the impairment of loans, financial investments and other accounts, the deferral of loan fees and direct loan origination costs, and accounting for income taxes.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans which may be uncollectible. If judgments and assumptions were to significantly differ from those used by management to estimate the allowance, the allowance for loan losses and the provision for loan losses on the income statement could be impacted materially. In addition, the allowance for loan losses is subject to review by various regulators who conduct examinations of the allowance for loan losses, and may require adjustments to the allowance based upon their assessment regarding its adequacy and the methodology used. (For further discussion of the allowance of loan losses, see “Lending Activities – Allowance for Loan Losses” located in Management’s Discussion and Analysis below.)

Impairment of Loans. A loan is considered impaired when it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

Impairment of Financial Investments and Other Accounts. Impairment of investment securities, other equity investments, and other asset accounts results in a write-down that must be included in net income when fair value of the asset declines below cost and is other-than-temporary. The fair values of these investments and other assets are subject to change, as they are influenced by market conditions and management decisions.

Deferral of Loan Fees and Origination Costs. FAS 91 generally requires that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. Application of FAS 91 requires careful and sometimes complicated analyses, and affects the accounting for every loan that the Bank makes. More specifically, amortization of the net fee and cost is calculated using either the level-yield or straight-line method, depending on the type of loan. In misapplying FAS 91 before the restatement, the Company both miscalculated direct origination costs and applied the incorrect amortization method. In preparing the restatement, current management first estimated the unamortized net fee and cost for loans during 2004 based on available information and data. Because reasonably accurate information and data was not practically available for direct loan origination costs before 2004, current management assumed that the 2004 estimates reflected prior year costs after making adjustments for inflation. Current management then amortized these estimated and assumed costs to loans beginning at December 31, 1999 using the correct amortization method. The application of the level-yield method required the development of a mathematical formula specifically prepared for this purpose. Current management then tested the accuracy of the formula and determined that it was reasonably accurate. The result of the FAS 91 analysis reflects a cumulative adjustment to net deferred loan costs, as well as an adjustment to pretax income for each year. In addition, the analysis reflects a significant reduction in salaries and benefit costs (deferred direct loan origination costs for each respective year), generally offset by a reduction in interest income (yield adjustment) on loans. (For additional discussion regarding the impact of the misapplication of FAS 91 in prior periods on the restatement of our financial statements, see “Restatement of Consolidated Financial Statements” discussed above in this Item 6.)

Accounting for Income Taxes. The determination of the Company’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Company’s tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

Selected Consolidated Financial Highlights and Other Data

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented below does not purport to be complete and should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

	AT OR FOR THE YEARS ENDED DECEMBER 31
	2004	2003 (Restated)	2002 (Restated)	2001 (2)	2000 (2)
Operating Data:
Interest income	$7,659,348	$6,766,362	$6,887,151	$7,791,871	$7,604,474
Interest expense	2,151,844	2,216,273	2,573,973	3,629,358	3,451,639
Net interest income	5,507,504	4,550,089	4,313,178	4,162,513	4,152,835
Provision for loan losses	453,000	40,000	99,000	33,500	123,750
Net interest income after provision for loan losses	5,054,504	4,510,089	4,214,178	4,129,013	4,029,085
Noninterest income	1,396,949	1,388,297	1,132,320	715,243	579,240
Noninterest expense	4,173,930	3,422,215	3,240,902	3,093,276	2,955,506
Income (loss) before income taxes	2,277,523	2,476,171	2,105,596	1,750,980	1,652,819
Provision for income taxes	610,144	792,561	612,873	536,500	476,869
Net income	1,667,379	1,683,610	1,492,723	1,214,480	1,175,950

Per Share Data: (1)
Net income, basic	0.99	1.07	0.96	0.78	0.77
Net income, diluted	0.96	1.02	0.92	0.76	0.75
Dividends	0.22	0.09	0.24	0.13	0.12
Book value	9.17	8.49	7.60	6.85	6.09

Balance Sheet Data:
Total assets	153,774,794	145,162,288	128,304,799	116,626,631	99,210,224
Loans held for investment, net	123,528,623	100,562,110	81,608,905	78,689,246	69,681,205
Allowance for loan losses	1,264,000	1,186,854	1,087,840	1,085,148	1,055,216
Investment securities	15,475,928	19,907,806	15,585,221	15,890,721	15,771,481
Deposits	133,078,704	124,740,807	110,600,658	100,039,755	86,462,051
Borrowings	3,821,021	6,009,341	4,517,660	5,209,074	2,347,404
Stockholders’ equity	15,647,501	13,445,206	11,926,356	10,657,931	9,439,233

Selected Performance Ratios:
Return on average assets	1.11%	1.27%	1.26%	1.12%	1.21%
Return on average equity	11.47%	13.49%	13.37%	12.05%	13.43%
Net interest margin (3)	4.00%	3.71%	3.96%	4.24%	4.67%
Net interest spread (4)	3.54%	3.20%	3.30%	3.34%	3.67%
Noninterest income as a percentage of net interest income and noninterest income	20.2%	23.4%	20.8%	14.7%	12.2%
Noninterest income as a percentage of average assets	0.93%	1.04%	0.96%	0.66%	0.59%
Noninterest expense to average assets	2.79%	2.57%	2.74%	2.86%	3.03%
Efficiency ratio (5)	60.5%	57.6%	59.5%	63.4%	62.5%

Asset Quality Ratios:
Allowance for loan losses to loans held for investment, net of unearned fees and costs	1.01%	1.17%	1.32%	1.36%	1.49%
Nonperforming assets to total assets (6)	0.62%	0.02%	0.04%	0.40%	0.49%

Other Data:
Stockholders’ equity to total assets at year end	10.18%	9.26%	9.30%	9.14%	9.51%
Dividend payout ratio (7)	22.22%	8.41%	25.00%	16.67%	15.58%
Number of retail banking offices	5	5	5	5	5

(1)	Adjusted to give effect for a 2-for-1 stock split on September 15, 2004.
(2)	2001 and 2000 not restated.

(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Efficiency ratio is non-interest expense divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets consists of nonaccrual loans, restructured loans, and other real estate owned, where applicable.
(7)	Represents dividends declared per share divided by basic income per share.

Financial Condition of the Company

Total Assets. At December 31, 2004, the Company’s total assets increased $8.6 million, or 5.9%, compared to total assets at the end of 2003. The increase in assets was primarily the result of an increase in the balance of loans, offset by a reduction in the balances of investment securities and federal funds sold.

Investment Securities. Investment securities decreased by $4.4 million, or 22.3%, as a result of portfolio maturities.

Loans. Loans held for investment at December 31, 2004 were $123.5 million, which represents an increase of $23.0 million, or 22.8%, from the balance of $100.5 million at December 31, 2003. This increase in loans can be attributed to the Company’s continued growth in loans secured by real estate.

Asset Quality. The Company’s total nonperforming assets increased to $961,000, or 0.62% of assets, at December 31, 2004, compared to $33,000, or 0.02% of assets, at December 31, 2003. Nonperforming loans increased by $630,000 primarily related to certain loans under a lending relationship with one borrower.

At the end of December 31, 2004, real estate owned (“REO”) totaled $297,000. This resulted from the reclassification of four properties that the Company had acquired through foreclosure in 1990 and 1991, but in recent years had classified as investment property. As such investments are not allowed by federal banking regulations, the properties were reclassified to REO at December 31, 2004 and subsequently sold in 2005.

Deposits. Deposits increased by $8.4 million, or 6.7%, from $124.7 million at December 31, 2003 to $133.1 million at December 31, 2004, due to growth in money market and interest-bearing checking accounts which increased by $8.5 million from December 31, 2003 to December 31, 2004.

Borrowed Funds. The Company’s borrowed funds consist of securities sold to customers under agreements to repurchase (“repos”) and borrowing against established short term lines of credit. The balance of customer repos decreased by $3.9 million, from $5.9 million at December 31, 2003 to $2.0 million at December 31, 2004. This decrease was partially offset by a $1.7 million increase in other short-term borrowings.

Capital. The Company’s equity increased $2.2 million, or 16.4%, from $13.4 million at December 31, 2003 to $15.6 million at December 31, 2004. Stockholders’ equity increased primarily as a result of an increase in the Company’s comprehensive income of $1.5 million, and a $1.0 million addition to equity resulting from the exercise of stock options and related tax benefits. These increases in equity were reduced by the payment of cash dividends of $362,000 to stockholders. The Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements at December 31, 2004.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2004, 2003, and 2002, average interest-earning assets were $137.8 million, $122.6 million and $109.0 million, respectively. During these same years, the Company’s net interest margins were 4.0%, 3.71%, and 3.96%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	YEAR ENDED DECEMBER 31, 2004			YEAR ENDED DECEMBER 31, 2003			YEAR ENDED DECEMBER 31, 2002
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$114,294	$7,021	6.14%	$93,641	$5,959	6.36%	$83,890	$5,932	7.07%
Investment securities-taxable	17,121	525	3.07%	16,654	636	3.82%	15,172	758	4.99%
Investment securities-non-taxable (2)	1,090	47	4.30%	913	40	4.44%	871	42	4.88%
FHLB and Federal Reserve Stock	417	16	3.77%	360	16	4.48%	360	20	5.48%
Federal funds sold	4,889	50	1.05%	11,037	115	1.04%	8,710	135	1.55%

Total interest-earning assets	137,811	7,659	5.56%	122,605	6,766	5.52%	109,003	6,887	6.32%

Non-interest earning assets
Other assets	11,956			10,363			9,207

Total assets	$149,767			$132,968			$118,210

Interest-bearing liabilities
Money market, NOW accounts	$31,008	$146	0.47%	$22,040	$93	0.42%	$19,716	$171	0.87%
Savings deposits	5,750	37	0.65%	5,216	42	0.81%	5,916	75	1.26%
Certificates of deposit	65,197	1,933	2.96%	63,097	2,041	3.23%	55,515	2,272	4.09%

Total deposits	101,955	2,116	2.08%	90,353	2,176	2.41%	81,147	2,518	3.10%

Other borrowings	4,541	36	0.79%	5,381	40	0.73%	4,244	56	1.31%

Total interest-bearing liabilities	106,496	2,152	2.02%	95,734	2,216	2.32%	85,391	2,574	3.01%

Non interest-bearing liabilities
Demand deposits	27,763			23,745			20,778
Other liabilities	976			1,004			875

Total liabilities	135,235			120,483			107,044

Stockholders’ equity	14,532			12,485			11,166

Total liabilities and stockholders equity	$149,767			$132,968			$118,210

Net interest income and interest rate spread		$5,507	3.54%		$4,550	3.20%		$4,313	3.31%

Net interest margin			4.00%			3.71%			3.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	129.40%			128.07%			127.65%

(1)	Daily average balances are calculated using the daily average balances for the Bank and an average of month-end balances for the parent only. These calculations do not necessarily include adjustments to accounts other than as of month end.
(2)	Yields on tax-free loans and investments have not been adjusted for tax equivalency.
(3)	For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to			Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$1,275	$(214)	$1,061	$652	$(625)	$27
Investment securities taxable	17	(128)	(111)	69	(190)	(121)
Investment securities non-taxable	8	(1)	7	2	(4)	(2)
FHLB & FRB stock	2	(3)	(1)	—	(4)	(4)
Fed funds sold	(66)	2	(64)	31	(52)	(21)

Total interest income	1,236	(344)	892	754	(875)	(121)

Interest expense
Deposits:
Money Market/NOW accounts	41	11	52	18	(96)	(78)
Savings deposits	4	(9)	(5)	(8)	(24)	(32)
Certificates of deposit	66	(174)	(108)	285	(516)	(231)
Borrowings	(5)	2	(3)	12	(29)	(17)

Total interest expense	106	(170)	(64)	307	(665)	(358)

Net interest income Increase (decrease)	$1,130	$(174)	$956	$447	$(210)	$237

Comparison of Operating Results For The Years Ended December 31, 2004 and 2003

Overview. The Company’s pre-tax income was $2.3 million for the year ended December 31, 2004 compared to $2.5 million in 2003, a decrease of $0.2 million. During 2004, net interest income increased by $957,000, the provision for loan losses increased by $413,000, other noninterest income increased by $9,000, and other noninterest expenses increased by $752,000. Net income in 2004 was $1.7 million, unchanged from 2003. Diluted earnings per share decreased $0.06, or 5.9%, in 2004 due to an increase in diluted weighted average shares outstanding.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $957,000 in 2004. This increase resulted from an $893,000 increase in interest income and a decrease of $64,000 in interest expense.

Interest on loans increased by $1.1 million, or 17.8%, from $5.9 million in 2003 to $7.0 million in 2004. This increase was attributable to a $20.7 million increase in the average balance of loans, offset by a decrease in the yield on the Company’s loan portfolio from 6.36% in 2003 to 6.14% in 2004.

Interest on investment securities decreased by $104,000 in 2004 compared to 2003. This decrease resulted primarily from a decrease in the yield on the average balance of the portfolio from 3.85% in 2003 to 3.14% in 2004. Interest on federal funds sold decreased by $64,000 due to the average balance decreasing from $11.0 million in 2003 to $4.9 million in 2004.

The Company’s interest expense decreased by $64,000, as a result of a decrease in interest paid on both deposits and borrowings. This decrease resulted from a decrease in the average cost of interest-bearing deposits from 2.41% in 2003 to 2.08% in 2004, partially offset by an increase in the average balance on interest-bearing deposits from $90.4 million in 2003 to $102 million in 2004. Interest paid on borrowed funds decreased by $4,000, from $40,000 in 2003 to $36,000 in 2004.

The Company’s net interest margin increased from 3.71% for the year ended December 31, 2003 to 4.00% for the year ended December 31, 2004. The interest rate spread increased from 3.20% to 3.54% in the same periods. The increase in the Company’s interest rate spread occurred primarily because the cost of its interest-bearing liabilities decreased from 2.32% in 2003 to 2.02% in 2004, and the yield on interest-earning assets increased slightly from 5.52% to 5.56%.

Provision for Loan Losses. The Company’s provision for loan losses increased by $413,000, from $40,000 in 2003 to $453,000 in 2004. This increase in the provision for loan losses resulted primarily from a 2004 impairment provision related to a lending relationship with one borrower.

Other Noninterest Income. Total other income in 2004 was $1.4 million, an increase of $9,000 over 2003. Gains on the sale of mortgage loans decreased by $350,000, from $584,000 in 2003 to $234,000 in 2004, due to a decreased volume of mortgage loan originations. This decrease was offset primarily by $374,000 in other income related to income from bank-owned life insurance.

Other Noninterest Expense. Total other expenses increased by $752,000, from $3.4 million in 2003 to $4.2 million in 2004. Salaries and employee benefits increased by $494,000 in 2004, from $1.7 million to $2.2 million, primarily related to a $294,000 increase in deferred compensation expense, as well as $200,000 in other increases in salaries and benefit costs. The increase in deferred compensation expense resulted from additional expense to adjust the liability in connection with the death of a plan participant in 2004, and to also adjust the liability, at December 31, 2004, to reflect a change in estimates to the discount rates used to calculate the deferred compensation liability. Data processing expense increased by $72,000, reflecting increases in data processing costs. The Company also incurred a $56,000 increase in expenses related to a $46,000 impairment charge related to certain ATM and drive-up facilities, and a $10,000 cost related to expensing fixed assets no longer in service. Professional fees increased by $43,000 in 2004 compared to 2003, primarily due to increases in legal and consulting expenses.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2004 was $610,000 compared to $793,000 in 2003, which represented effective tax rates of 26.8% and 32.0%, respectively. The primary reason for the decreased effective tax rate in 2004 was related to the non-taxable life insurance proceeds recorded in 2004.

Other Information

Subsequent to the arrival of new management in 2005 and the discovery of accounting errors (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements above), the Company undertook four major initiatives: a comprehensive technology improvement program; a Bank branch expansion program; a banking team development program; and an accounting review.

Technology Improvement Program. The Company has networked all of the Bank’s financial centers for the first time and has automated many of its retail banking and loan origination processes. The Company has also installed a comprehensive small business banking computer program that allows customers to undertake a wide variety of banking transactions in a secure environment from their business locations. This new program makes the Company competitive with large regional banks that offer similar services to their small business customers.

Branch Expansion Program. In October 2005, the Company opened its first financial center in Virginia Beach with the opening of a retail banking office in the Little Neck section of the city. In addition, in 2005, the Company purchased a site for another financial center in the Hilltop section of Virginia Beach and has under option a third site in the Lynnhaven area of Virginia Beach. Also, the Company executed a lease to move its Financial District office in Norfolk into the Trader Publishing Building upon its completion of construction.

Banking Team Development Program. Throughout the year, the Company has recruited additional lending and retail banking personnel capable of providing the highest level of banking services to our customers. The Company has also continued to strengthen its lending and credit administration teams with additional lending officers. We also have formed Advisory Boards of Directors for Norfolk and Virginia Beach and implemented an Advisory Board Incentive Campaign.

Accounting Review. The cost of correcting accounting errors we have discovered has been both time-consuming and expensive for the Company. We have added experienced personnel to our finance, accounting and general administration areas to improve financial oversight. In addition, we have engaged a number of outside consultants to assist in correcting these errors.

Existing and prospective customers have responded positively to the Company’s new initiatives. Deposits grew by $39.7 million, or 29.8%, from December 31, 2004 to December 31, 2005.

This progress to improve the Company’s infrastructure and to expand both now and in the future does not come without cost and, as a result, these initiatives have caused substantial increases in our overall expenses. However, the Company views these increases in expenses as essential to growing the Company more rapidly and in a sound and safe manner.

As discussed above in the Comparison of Operating Results For the Years Ended December 31, 2004 and 2003, the Company’s net income (restated) for 2004 was $1.7 million after provision for income taxes. Largely due to the impact of the expenses associated with the above initiatives, net income for 2005, and net income for the first quarter of 2006 have been adversely affected, despite increases in revenues over the prior year and quarter, respectively. Because a substantial portion of these expenses is related to increasing personnel and improving infrastructure, the Company expects that net income should improve over time as the incremental expenses decrease and the Company sees the benefits of its investment in infrastructure and personnel. We expect to release more detailed information on the financial results for 2005 and the first quarter of 2006 in the near future.

Effective January 1, 2006, the Company adopted SFAS 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. Accordingly, any future grants of stock options by the Company will result in a charge to earnings on the grant date.

The Company also plans in the future to consider raising additional capital, through the issuance of both common stock and preferred trust securities.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

Overview. The Company’s pre-tax income was $2.5 million for the year ended December 31, 2003 compared to $2.1 million in 2002, an increase of $0.4 million. During 2003, net interest income increased by $237,000, the provision for loan losses decreased by $59,000, other noninterest income increased by $256,000, and other noninterest expense increased by $181,000. Net income increased $191,000, or 12.8%, in 2003 compared to 2002, while diluted earnings per share increased $0.10, or 10.9%, in 2003.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $237,000 for the year ended December 31, 2003. This increase resulted from a $121,000 decrease in interest income, offset by a decrease of $358,000 in interest expense.

Interest on loans was $5.9 million for the years ended December 31, 2003 and 2002. The impact of a $9.8 million increase in the average balance of loans was offset by a decrease in the yield on the Company’s loan portfolio from 7.07% in 2002 to 6.36% in 2003.

Interest on investment securities decreased $124,000 in 2003 compared to 2002. This decrease resulted primarily from a decrease in the yield on the average balance of the portfolio from 4.99% in 2002 to 3.85% in 2003. Interest on federal funds sold decreased by $21,000 due primarily to the decrease in yield from 1.55% in 2002 to 1.04% in 2003.

The Company’s interest expense decreased by $358,000, as a result of a decrease in interest expense on both deposits and borrowings. This decrease resulted from a decrease in the average cost of interest-bearing deposits from 3.10% in 2002 to 2.41% in 2003, partially offset by an increase in the average balance on interest-bearing deposits from $81.1 million in 2002 to $90.4 million in 2003. Interest on borrowed funds decreased by $16,000, from $56,000 in 2002 to $40,000 in 2003.

Provision for Loan Losses. The Company’s provision for loan losses decreased by $59,000, from $99,000 in 2002 to $40,000 in 2003.

Other Noninterest Income. Total other income in 2003 was $1.4 million, an increase of $256,000 over 2002. Gains on the sale of mortgage loans increased by $334,000, from $250,000 in 2002 to $584,000 in 2003, due to an increased volume of mortgage loan originations. This increase was offset primarily by a $191,000 decrease in income from bank-owned life insurance, from $210,000 in 2002 to $19,000 in 2003.

Other Noninterest Expense. Total other expenses increased by $181,000, from $3.2 million in 2002 to $3.4 million in 2003. Compensation increased by $38,000 to $1.7 million, data processing expense increased by $70,000, reflecting increases in data processing costs, and taxes and license expense increased by $18,000.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2003 was $793,000 compared to $613,000 in 2002, which represented an effective tax rate of 32.0% and 29.1%, respectively. The primary reason for the higher effective tax rate in 2003 was related to the non-taxable life insurance proceeds recorded in 2002.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31
	2004	2003	2002
Noninterest income
Service charges on deposit accounts	$300,478	$302,690	$295,217
Gains on sale of loans, net	234,093	583,806	249,489
Income from bank-owned life insurance, net	393,421	19,104	209,787
Late charges and other fees on loans	89,890	84,883	83,021
Consumer credit card fees	79,878	70,819	59,996
ATM fees	76,282	77,284	58,649
Merchant discount fees	49,820	45,633	41,951
Other	173,087	204,078	134,210

Total noninterest income	$1,396,949	$1,388,297	$1,132,320

	Years Ended December 31
	2004	2003	2002
Noninterest expense
Compensation	$2,221,244	$1,727,339	$1,689,831
Data Processing	312,970	241,454	171,468
Occupancy expenses	278,070	273,808	267,767
Furniture and equipment expense	211,138	198,784	223,540
Taxes and licenses	123,046	119,289	100,967
Professional fees	105,531	62,533	56,302
ATM transaction expense	76,211	85,824	91,995
Credit card expense	72,371	66,678	62,881
Stationery and supplies	72,043	74,841	73,245
Telephone expense	63,970	62,240	60,112
Postage	59,163	45,534	50,791
Courier	52,515	48,423	37,298
Marketing expense	49,419	31,960	40,956
Service bureau expense	49,530	50,259	41,705
Insurance expense	39,266	40,226	36,641
Travel	33,836	35,884	28,129
Shareholder expense	30,292	31,267	23,801
Training expense	27,821	26,842	22,794
Loan servicing expense	27,011	23,210	21,678
FDIC insurance	18,159	17,134	16,538
Other miscellaneous	250,324	158,686	122,463

Total noninterest expense	$4,173,930	$3,422,215	$3,240,902

Lending Activities

Loans held for investment, net of unearned fees and costs, at December 31, 2004 were $123.5 million compared with $100.6 million at December 31, 2003, an increase of $22.9 million or 22.8%. As a percentage of average earning assets, average loans were 82.9% at December 31, 2004, and 76.4% at December 31, 2003. Loans secured by real estate increased by $24.6 million in 2004.

General. The Bank engages in a wide range of lending activities, which include the origination, primarily in the Bank’s market area, of (1) commercial business loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, and (5) home equity, consumer and residential mortgage loans. At December 31, 2004, the Bank’s loans held for investment in all categories totaled $123.5 million.

Commencing in early 2005, the Bank has taken a number of steps, such as the recruitment of highly knowledgeable and experienced lending officers, the introduction of centralized loan processing, the implementation of new underwriting and documentation requirements, and the regular utilization of the loan committee process, to improve the underwriting, documentation, and administration of the Bank’s loan portfolio. The discussion in this section relates to the lending practices adopted by the Bank since early 2005.

Loan Policy. The Bank’s Loan Policy provides general guidance on underwriting of loans, risk management, credit approval, loan administration and problem asset management. The Policy is designed to help ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration, and documentation practices and standards.

Commercial Business Lending. The Bank actively solicits commercial business loans of all types. Commercial business loans include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other loans to assist businesses in cash management or growth opportunities.

Revolving lines of credit are typically secured by various assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, when appropriate, and are re-underwritten annually before renewal. Interest rates on revolving lines of credit generally will be variable. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or variable rate basis. In general, these credit facilities carry the unconditional guarantees of the owners and/or stockholders.

Commercial Real Estate Lending. The Bank’s commercial real estate loans are primarily secured by the value of real property and the income arising from such property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, retail facilities, and other commercial properties. In addition, the Bank will on a more limited basis make loans secured by special purpose facilities such as hotels, mini-storage warehouses and manufacturing facilities. The Bank actively seeks to make commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. The Bank also makes commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank or if the borrower is creditworthy and has substantially leased or pre-leased the improvements to tenants acceptable to the Bank.

The Bank’s commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally have provisions for interest rate adjustments after the loan is three to five years old. The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 85%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

The Bank structures some of its commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and the Bank’s assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, the Bank usually offers a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years and the remaining balance of the loan due and payable in a single balloon payment at the end of the initial term. If the borrower prefers a variable or floating rate of interest, the Bank usually offers a loan with a variable interest rate tied to a readily recognizable index, such as the Bank’s prime rate, for a term of three to five years with an amortization period of up to 25 years and the remaining balance of the loan due and payable in a single balloon payment at the end of the initial term.

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower’s business and income. As a result, events beyond the control of the Bank, such as a downturn in the local economy, could adversely affect the performance of the Bank’s commercial real estate loan portfolio. The Bank seeks to minimize these risks by lending to established customers or experienced real estate developers and generally restricting its commercial real estate loans to its primary market area. Emphasis is placed on the income producing characteristics and repayment capacity of the collateral.

Construction Lending. The Bank has an active construction lending program. The Bank makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Bank also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers who are owner-occupants or who present other business opportunities for the Bank.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for the Bank’s typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. The Bank does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The Bank’s construction loans generally have a floating or variable rate of interest but occasionally have a fixed interest rate. The Bank does not generally finance the construction of commercial real estate projects built on a purely speculative basis. For residential builder loans, the Bank limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80% of the property’s fair market value, or 85% of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to the Bank or an internal evaluation when permitted under the Bank’s policies and regulatory guidelines. For larger projects, where unit absorption or leasing is a concern, the Bank may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans. The Bank attempts to minimize such risks (1) by making construction loans in accordance with the Bank’s underwriting standards to established customers or experienced real estate developers in its primary market area and (2) by monitoring the quality, progress and cost of construction. The maximum loan-to-value ratio established by the Bank for non-residential construction projects and multi-unit residential construction projects is 80 percent; however, this maximum can be waived for particularly strong borrowers on an exception basis.

Land Acquisition and Development Lending. Land acquisition and development loans are made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. The Bank generally does not make land acquisition and development loans for commercial developments but does make such loans for borrowers seeking to build owner-occupied facilities on the subject land.

The Bank underwrites and processes land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For residential land acquisition and development loans, the Bank uses a lower loan-to-value ratio, which is a maximum of 65% for unimproved land and 75% of the appraised value of the developed lots as determined in accordance with the Bank’s appraisal policies for developed lots for single-family or townhouse construction and discounted, when appropriate, to reflect absorption periods in excess of one year. The Bank can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually in a larger amount and involve more risk than individual lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

Home Equity and Consumer Lending and Residential Mortgage Lending. The Bank offers its customers home equity lines of credit and home equity loans that enable customers to borrow funds secured by the equity in their homes. Home equity lines of credit are offered with adjustable rates of interest on an open-end revolving basis. Home equity loans are offered with fixed rates for a fixed period of time, usually between five and 15 years. Home equity lines of credit and home equity loans are secured by liens on personal residences and generally do not present as much risk to the Bank as other types of consumer loans.

The Bank offers a variety of consumer loans, including automobile loans, personal secured and unsecured loans, credit card loans, loans secured by savings accounts or certificates of deposit, and loans to purchase residential lots for the later construction of owner-occupied residences. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, the Bank believes the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

The Bank originates residential mortgage loans secured by properties located in its primary market area in southeastern Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate or adjustable rate mortgage loans. The Bank generally underwrites loans to be retained by the Bank on terms consistent with secondary mortgage market standards. The Bank underwrites loans to be sold to secondary market investors after closing on terms specified by the investors. Most of the Bank’s residential mortgage loans are sold promptly after closing to secondary market investors.

The following table sets forth, at the dates indicated, the Company’s loan portfolio composition by type of loan:

	At December 31
	2004	2003	2002
Commercial	$19,582,518	$19,803,180	$13,920,806
Real estate - mortgage	90,513,054	71,422,680	58,077,032
Real estate - construction	9,042,071	3,551,281	4,170,760
Installment and consumer	5,595,735	6,844,998	6,413,711

Total gross loans	124,733,378	101,622,139	82,582,309
Allowance for loan losses	(1,264,000)	(1,186,854)	(1,087,840)
Unearned loan costs (fees)	59,245	126,825	114,436

Loans, net	$123,528,623	$100,562,110	$81,608,905

The following table presents (i) the aggregate maturities or repricings of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing or repricing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2004

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$11,583,421	$6,963,005	$1,036,092	$19,582,518	15.70%
Real Estate-Mortgage	40,272,307	21,804,107	28,436,640	90,513,054	72.56%
Real Estate-Construction	9,042,071	—	—	9,042,071	7.25%
Consumer	2,424,660	2,513,138	657,937	5,595,735	4.49%

	$63,322,459	$31,280,250	$30,130,669	$124,733,378	100.00%

Loans Maturing After 1 Year	Total
Fixed rate loans	$46,420,837
Variable rate loans (includes loans subject to call)	14,990,082

$61,410,919

Allowance For Loan Losses

The Company maintains the allowance for loan losses at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans which may become uncollectible. The amount of the allowance is affected by: (1) loan charge offs, which decrease the allowance, (2) recoveries on loans previously charged off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

The Company continuously reviews its loan portfolio by reviewing its credit quality through ongoing credit review processes and constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes two basic elements: specific allowances for individual loans, and general allowances for loan portfolio segments which factor in historical loan loss experience and delinquency rates for the Company and the banking industry, as well as loan portfolio mix, growth and trends, and economic conditions.

The Bank evaluates various loans individually for impairment as required by Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Evaluations are based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment.

For loans without individual measures of impairment, the Bank makes estimates of losses for groups of loans as required by SFAS No. 5, “Accounting for Contingencies.” As part of the loan loss reserve methodology, loans are categorized into one of five major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential real estate secured loans (including home equity loans and lines), (4) commercial real estate loans, and (5) acquisition development and/or construction loans.

These categories are further subdivided by assigned asset quality. Loss factors are calculated using the above mentioned quantitative and qualitative data and are then applied to each of the loan segments to determine a reserve level for each of the five segments of loans. In addition, an unallocated reserve is calculated to allow for the imprecision inherent in estimating losses on the segmented portions of the loan portfolio primarily using historical data.

The allowance for loan losses was $1.3 million, or 1.01% of total loans held for investment, net of unearned fees and costs, at December 31, 2004. This compares to an allowance of $1.2 million, or 1.17% of such loans, and $1.1 million, or 1.32% of such loans, at year-end 2003 and 2002, respectively, as reflected in the table below.

At present, management believes that the allowance for loan losses is adequate. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of their examinations.

The following table sets forth, for the periods indicated, a summary of activity in the Company’s allowance for loan losses:

	At or for the Year Ended December 31
	2004	2003	2002
Balance at beginning of year	$1,186,854	$1,087,840	$1,085,148

Charge-offs:
Commercial	353,697	—	39,544
Real estate	—	—	—
Consumer	32,616	32,800	59,227

Total charge-offs	386,313	32,800	98,771

Recoveries
Commercial	—	—	—
Real estate	—	55,855	—
Consumer	10,459	35,959	2,463

Total recoveries	10,459	91,814	2,463

Net (recoveries) charge-offs	375,854	(59,014)	96,308

Provision for loan losses	453,000	40,000	99,000

Balance at end of period:	$1,264,000	$1,186,854	$1,087,840

Ratio of net charge-offs to average loans outstanding	0.33%	(0.06)%	0.11%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	1.01%	1.17%	1.32%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of the Company’s allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2004, 2003, and 2002. The allocation presented for 2004 reflects a revised allocation method recommended by new management and adopted by the Company effective for the year ended December 31, 2004. Previous management’s allocations of the allowance for loan losses for the periods ended December 31, 2003, and December 31, 2002 have not been reclassified to reflect the new methodology.

	At December 31
	2004		2003		2002
	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation

Real estate - mortgage	$551	72.56%	$415	72.70%	$76	70.35%
Real estate - construction	4	7.25%	—	3.50%	—	5.05%
Commercial	450	15.70%	25	18.93%	319	16.83%
Consumer	164	4.49%	94	4.87%	39	7.77%

	1,169	100.00%	534	100.00%	434	100.00%

Specific problem loans	—		50		123
Unallocated	95		603		531

	$1,264		$1,187		$1,088

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Nonperforming assets

The Company’s nonperforming assets include nonperforming loans (nonaccrual and restructured loans) and REO. The Company does not generally accrue interest on loans that are 90 days or more past due and reverses all previously accrued, but uncollected, interest on loans that are placed in nonaccrual status (with the exception of credit card loans on which the Company does not accrue interest over 120 days).

REO is recorded at the lower of cost or estimated fair value as determined generally by appraisals. If the fair value of REO is less than the book value of the loan formerly secured by such REO, the fair value becomes the new cost basis of the REO, and the difference is charged against the allowance for loan losses on the date of foreclosure or completion of the appraisal. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value less estimated costs of sales. Other repossessed assets are carried at the lower of cost or estimated fair value as determined by independent surveys or appraisals at the time of repossession. If the fair value of the repossessed asset is less than the book value of the loan formerly secured by such repossessed asset, the difference between the book value and the fair value is charged to the allowance for loan losses on the date of repossession.

The following table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

	At December 31
	2004	2003	2002
Nonaccrual loans	$648,658	$10,969	$13,306
Restructured loans	—	—	—
Accruing loans past due 90 days or more	14,629	22,323	42,760

Total nonperforming loans	663,287	33,292	56,066

Real estate owned, net	297,295	—	—

Total nonperforming assets	$960,582	$33,292	$56,066

Total nonperforming assets to total assets	0.62%	0.02%	0.04%

At December 31, 2004, the Company had approximately $1,079,105 in loans that are not currently classified as nonaccrual or 90 days or more past due or otherwise restructured loans, but which cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms. These loans may result later in being included in nonaccrual, past due or restructured loans.

Loans Held for Sale

Loans held for sale at December 31, 2004 were $1.5 million compared to $171,000 December 31, 2003. These loans were pre-committed for sale to investors.

Investment Securities

The Company’s investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S. Government and agency securities, obligations of states and political subdivisions, mortgage-backed securities, preferred trust securities, marketable equity securities, and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Securities available-for-sale were $14.3 million at December 31, 2004, compared with $18.6 million at December 31, 2003. Securities held-to-maturity were $1.2 million at December 31, 2004, compared to $1.3 million at December 31, 2003.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Year ended December 31, 2004

Securities available for sale

U.S. Treasury Securities	$501,135	$—	$5,940	$495,195
Other U.S. government agency securities	12,878,809	14,921	89,858	12,803,872
Mortgage-backed securities	229,278	8,682	—	237,960
Obligations of states and political subdivisions	607,968	26,845	—	634,813
Marketable equity securities	80,475	23,569	3,910	100,134
Other convertible debt security	5,000	7,540	—	12,540

Total securities available for sale	14,302,665	81,557	99,708	14,284,514

Securities held to maturity

Mortgage-backed securities	16,509	236	—	16,745
Obligations of states and political subdivisions	469,367	11,263	—	480,630
Preferred trust securities	200,000	40,000	—	240,000
Other corporate debt securities	505,538	8,107	—	513,645

Total securities held to maturity	1,191,414	59,606	—	1,251,020

Total securities	$15,494,079	$141,163	$99,708	$15,535,534

Year ended December 31, 2003

Securities available for sale

U.S. Treasury securities	$500,131	$2,839	$—	$502,970
Other U. S. government agency securities	16,926,157	163,477	12,839	17,076,795
Mortgage-backed securities	358,906	14,493	—	373,399
Obligations of states and political subdivisions	582,829	26,395	—	609,224
Marketable equity securities	17,455	12,506	—	29,961
Other convertible debt security	5,000	4,310	—	9,310

Total securities available for sale	18,390,478	224,020	12,839	18,601,659

Securities held to maturity

Mortgage backed securities	25,315	370	—	25,685
Obligations of state and political subdivisions	469,234	13,187	—	482,421
Preferred trust securities	300,000	19,000	—	319,000
Other corporate debt securities	511,598	31,522	—	543,120

Total securities held to maturity	1,306,147	64,079	—	1,370,226

Total securities	$19,696,625	$288,099	$12,839	$19,971,885

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Year Ended December 31, 2002

Securities available for sale
Securities available for sale are as follows:
U.S. Treasury securities	$501,026	$24,754	$—	$525,780
Other U. S. government agency securities	12,027,119	340,022	—	12,367,141
Mortgage-backed securities	581,713	25,859	—	607,572
Obligations of states and political subdivisions	747,054	20,194	—	767,248
Marketable equity securities	7,455	1,523	—	8,978
Other convertible debt security	5,000	—	—	5,000

Total securities available for sale	13,869,367	412,352	—	14,281,719

Securities held to maturity
Securities held to maturity are as follows:
Other U. S. government agency securities	250,336	4,821	—	255,157
Mortgage backed securities	41,944	927	—	42,871
Obligations of states and political subdivisions	194,067	13,935	—	208,002
Preferred trust securities	300,000	—	16,000	284,000
Other corporate debt securities	517,155	29,325	—	546,480

Total securities held to maturity	1,303,502	49,008	16,000	1,336,510

Total securities	$15,172,869	$461,360	$16,000	$15,618,229

Investment securities having carrying values of $8,483,520, $3,103,727 and $4,077,291 at December 31, 2004, 2003, and 2002, respectively, were pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The estimated fair values of these securities were $8,437,456, $3,147,212, and $4,223,314 at December 31, 2004, 2003, and 2002, respectively.

The following table presents the contractual maturity distribution and weighted average yields, based on amortized cost, of the Company’s investment securities portfolio at December 31, 2004. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury Securities	$—	—	$501,135	1.66%	$—	—	$—	$—	$501,135	1.66%
Other U.S. government agency securities	4,293,115	3.08%	8,072,098	2.60%	513,596	3.06%	—	—	12,878,809	2.78%
Mortgage-backed securities	1,339	6.44%	—	—	—	—	244,448	5.15%	245,787	5.16%
Obligations of states and political subdivisions	—	—	194,367	5.08%	607,968	4.25%	275,000	4.30%	1,077,335	4.41%
Corporate debt securities	505,538	5.43%	—	—	—	—	5,000	6.00%	510,538	5.44%
Preferred trust securities	—	—	—	—	—	—	200,000	9.00%	200,000	9.00%
Marketable equity securities	—	—	—	—	—	—	80,475	2.80%	80,475	2.80%

Total	$4,799,992	3.33%	$8,767,600	2.60%	$1,121,564	3.71%	$804,923	5.31%	$15,494,079	3.05%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

At December 31, 2004, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

SOURCES OF FUNDS

Deposit Activities

The Company provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Company strives to establish customer relationships to attract core deposits in noninterest-bearing and other transactional accounts and thus to reduce its costs of funds.

The Bank’s deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 19.3%, 19.0%, and 18.1% of total deposits at December 31, 2004, 2003, and 2002, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	At December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing NOW, money market and savings accounts	$36,758,002	0.50%	$27,255,652	0.50%	$25,632,179	0.96%
Time deposits	65,197,372	2.96%	63,096,818	3.25%	55,515,166	4.09%

Total interest-bearing deposits	101,955,374	2.08%	90,352,470	2.41%	81,147,345	3.10%
Demand and other noninterest-bearing deposits	27,763,303	—	23,745,336	—	$20,777,943	—

Total average deposits	$129,718,677	1.63%	$114,097,806	1.91%	$101,925,288	2.47%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004:

Remaining maturity

Less than three months	$6,314,051
Over three months through six months	3,360,500
Over six months through one year	4,516,829
Over twelve months	11,499,649

Total	$25,691,029

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2004, borrowings included $1.7 million in purchased federal funds and $2.0 million in securities sold under agreements to repurchase. In March 2005, the Bank borrowed $10.0 million from the FHLB at a fixed rate of 4.54%, maturing in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors, investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. For the year ended December 31, 2004, cash decreased by $11.7 million, to $7.8 million from $19.5 million at December 31, 2003.

In 2004, operating activities of the Company provided $2.0 million of cash flows primarily reflecting $1.7 million in net income, adjustments of $1.4 million for various items such as depreciation, provision for loan losses and option exercise tax benefits, and a $1.1 million decrease in cash resulting from the proceeds of loans held for sale of $14.8 million, offset by cash used to originate loans held for sale of $15.9 million.

Investing activities used $20.0 million of cash flow in 2004, primarily reflecting cash used to fund an increase of $23.6 million in loans held for investment. This increase in funds used was offset by $3.9 million in net proceeds received from principal repayments of securities in excess of securities purchased.

Net additional cash flows of $6.4 million were provided by financing activities primarily attributable to a net increase in deposits of $8.3 million, a $1.7 million net increase in other borrowings partially offset by a decrease of $3.9 million in securities sold under agreements to repurchase.

Liquid assets, which include cash and due from banks, fed funds sold and nonpledged securities available for sale, totaled $10.1 million at December 31, 2004. In addition, the Bank’s funding sources at December 31, 2004 consisted of established borrowing availability with the FHLB of 10.0% of the Bank’s total assets, or $15.3 million, and established federal funds lines of $10.0 million with correspondent banks.

Certificates of deposit that are scheduled to mature within one year totaled $31.7 million at December 31, 2004. These deposits are generally considered to be rate sensitive. While the Company’s liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could borrow from its established lines or obtain funds through the sale of investment securities from its available for sale portfolio.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $15.6 million, or 10.2% of assets, at December 31, 2004 compared to $13.4 million, or 9.3% of assets, at December 31, 2003. The Company paid dividends of $0.22 per share in 2004, up from $0.09 per share in 2003. The dividend payout ratio was 22.2% in 2004, compared to 8.4% in 2003.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). The Company’s total capital ratio was 12.04% at December 31, 2004 compared to 12.29% at December 31, 2003. The Tier 1 capital ratio was 11.14% at December 31, 2004 compared to 11.29% at December 31, 2003. The leverage ratio was 10.18% at December 31, 2004 compared with 9.44% at December 31, 2003. These ratios all are in excess of the mandated minimum requirements.

In recent history, the primary source of capital for the Company has been the retention of operating earnings. The Company will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

The following table presents information on the Company’s and the Bank’s capital amounts and ratios as of December 31, 2004, 2003 and 2002. For purposes of the risk-based capital ratios, loans have been risk-weighted 100%.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$16,923	12.04%	$11,240	8.0%	$14,050	10.0%
Bank	$15,423	10.99%	$11,226	8.0%	$14,032	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$15,659	11.14%	$5,620	4.0%	$8,430	6.0%
Bank	$14,159	10.09%	$5,613	4.0%	$8,419	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$15,659	10.18%	$6,155	4.0%	$7,694	5.0%
Bank	$14,159	9.21%	$6,148	4.0%	$7,685	5.0%

At December 31, 2003

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$14,493	12.29%	$9,432	8.0%	$11,790	10.0%
Bank	$13,791	11.71%	$9,422	8.0%	$11,778	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$13,306	11.29%	$4,716	4.0%	$7,074	6.0%
Bank	$12,604	10.70%	$4,711	4.0%	$7,067	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$13,306	9.44%	$5,639	4.0%	$7,049	5.0%
Bank	$12,604	8.94%	$5,637	4.0%	$7,046	5.0%

At December 31, 2002

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$12,742	12.61%	$8,082	8.0%	$10,102	10.0%
Bank	$12,114	12.01%	$8,068	8.0%	$10,085	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$11,654	11.54%	$4,041	4.0%	$6,061	6.0%
Bank	$11,026	10.93%	$4,034	4.0%	$6,051	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$11,654	9.42%	$4,949	4.0%	$6,187	5.0%
Bank	$11,026	8.92%	$4,943	4.0%	$6,178	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10% of the Bank’s shareholders’ equity.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$2,030	$2,030	$—	$—	$—
Other short-term borrowings	1,791	1,791	—	—	—
Operating lease obligations	76	76	—	—	—
Deposits	133,079	98,313	17,158	17,558	50
Deferred compensation	1,300	73	137	135	955
Purchase obligations	1,329	418	815	96	—

Total contractual cash obligations	$139,605	$102,701	$18,110	$17,789	$1,005

The following table reflects other commitments of the Company outstanding as of December 31, 2004:

2004
Commitments to extend credit	$28,655,169
Standby letters of credit	483,073
Commitments to sell loans	1,269,350

$30,407,592

Asset/Liability Management

The Company’s primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest-earning assets and interest-bearing liabilities.

The primary goal of the Company’s asset/liability management strategy is to maximize its net interest income over time while limiting exposure to interest rate fluctuations. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates, the need for the Company to replace assets that may prepay before their scheduled maturities, and the withdrawal of liabilities over time.

One technique used by the Company in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 2004, the Company’s one year “negative gap” (interest-bearing liabilities maturing within a period in excess of interest-earning assets repricing within the same period) was negative 3.9% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be negatively affected because the cost of the Company’s interest-bearing liabilities is likely to rise faster than the yield on its interest-earning assets. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. The interest sensitivity gap position of the Company is a static analysis at December 31, 2004. Because many factors affect the composition of the Company’s assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 2004.

The Company manages its interest rate risk by influencing the adjustable and fixed rate mix of its loans, securities, deposits and borrowings. The Company can add loans or securities with adjustable, balloon or call features, as well as fixed rate loans and mortgage securities if the yield on such loans and securities is consistent with the Company’s asset/liability management strategy. Also, the Company can manage its interest rate risk by extending the maturity of its borrowings or selling certain assets and repaying borrowings.

Certain shortcomings are inherent in any method of analysis used to estimate a financial institution’s interest rate gap. The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. The interest rates on loans with balloon or call features may or may not change depending upon their interest rates relative to market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that may restrict changes in interest rates on a short-term basis and over the life of the asset.

The Company is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans and mortgage-backed securities, which may also affect the Company’s interest rate gap position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are subject to repricing or that mature in each of the future time periods shown. Money market, NOW, and savings deposits are assumed to be subject to immediate pricing and depositor availability and have been placed in the shortest repricing period. In making the gap table computations, none of the assumptions sometimes made regarding loan prepayment rates and deposit decay rates have been used. In addition, the table does not reflect scheduled loan principal payments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the Interest Sensitivity Analysis below would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumption used. Loans and securities with balloon provisions, or that are subject to a call provision, are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

December 31, 2004

	Three Months or Less	Over Three Months through Twelve Months	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years or Non- Sensitive	Total
Assets
Interest-earning assets:
Loans (1)	$57,343,477	$5,900,620	$10,300,576	$20,677,439	$29,862,608	$124,084,720
Investment securities	756,887	4,627,113	8,682,193	200,000	1,209,735	15,475,928
Federal funds sold	1,406,667	—	—	—	—	1,406,667
Federal home loan, federal reserve stock	—	—	—	—	354,600	354,600

Total interest-earning assets	$59,507,031	$10,527,733	$18,982,769	$20,877,439	$31,426,943	$141,321,915

Liabilities
Interest-bearing liabilities:

Interest-bearing deposits:
Savings accounts	$6,628,114	$—	$—	$—	$—	$6,628,114
Checking accounts (2)	26,090,899	—	—	—	—	26,090,899
Money Market deposits	7,896,122	—	—	—	—	7,896,122
Certificates of Deposit	11,247,870	20,423,376	17,157,952	17,558,103	50,000	66,437,301

Total interest-bearing deposits	51,863,005	20,423,376	17,157,952	17,558,103	50,000	$107,052,436

Securities sold under agreements to repurchase	2,030,021	—	—	—	—	$2,030,021
Other short term borrowings	1,791,000	—	—	—	—	1,791,000

Total interest-bearing liabilities	$55,684,026	$20,423,376	$17,157,952	$17,558,103	$50,000	$110,873,457

Interest sensitivity gap	$3,823,005	$(9,895,643)	$1,824,817	$3,319,336	$31,376,943	$30,448,458
Cumulative interest sensitivity gap	$3,823,005	$(6,072,638)	$(4,247,821)	$(928,485)	$30,448,458
Cumulative interest sensitivity gap as a percentage of total assets	2.5%	(3.9)%	(2.8)%	(0.6)%	19.8%

(1)	Excludes non-accrual loans of $648,658.
(2)	Excludes $26,026,268 of noninterest-bearing deposits.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”). FIN 46 provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. As entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the work of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to provisions of either FIN 46 or FIN 46R as of December 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to unhealthy “problem” loans that have been acquired, either individually, in a portfolio, or in a business acquisition. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Company. The adoption of SOP 03-3 did not have a material impact on the Company’s consolidated financial statements.

On March 9, 2004 the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Expectations: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of servicing components and other internally developed intangible assets in the initial and subsequent interest rate lock commitment valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. Because the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material effect on the Company’s consolidated financial statements.

Effective March 31, 2004, Emerging Issues Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 113, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates be recorded as other-than-temporarily impaired unless the investor is able to assert and demonstrate its intention to hold the securities for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investments, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines than an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EIFT 03-1 was not delayed. We do not anticipate that this guidance will have a material effect on the Company’s consolidated financial statements.

EITF No. 3-16, Accounting for Investments in Limited Liability Companies, was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, Investments in Partnership Ventures, of APB 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts Topic No. D-46, Accounting for Limited Partnership Investments, the SEC staff clarified its view that investments of more than 3 percent to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Because of those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. We do not anticipate that this requirement will have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005, for small business filers. Accordingly, the Company will adopt SFAS No. 123(R) effective as of January 1, 2006.

Off Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. Those financial instruments, designed to meet the financing needs of customers, include commitments to sell loans, issue standby letters of credit, and otherwise extend credit. Those instruments involve both credit and interest rate risk in addition to the amount recognized on the balance sheet. The contractual amounts of these financial instruments reflect the extent of involvement in the event of nonperformance by the other party to the financial instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. We obtain collateral based on our credit assessment of the customer in each circumstance.

The Company historically sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 30 days up to 1 year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80% or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. We consider recourse considerations in our calculation of the Company’s capital adequacy. There were no payments made under these recourse provisions in 2004, 2003, and 2002. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. The Company has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

At December 31, 2004, the Company had rate lock commitments to originate mortgage loans amounting to $1.3 million and had entered into corresponding mandatory commitments, on a best-efforts basis, to sell those loans. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Additional information related to the Company’s off-balance-sheet risk exposure is detailed in Note 17 to the accompanying consolidated financial statements.

Effects Of Inflation

The effect of changing prices is typically different for financial institutions than for other entities because a financial institution’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price-level indices. The consolidated financial statements reflect the impacts of inflation on interest rates, loan demands and deposits.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2004, 2003, and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2004, 2003, and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, certain errors resulting in the incorrect reporting of several accounting balances as of December 31, 2003 and 2002, were discovered by management of the Company during 2005. Accordingly, the 2003 and 2002 consolidated financial statements have been restated to correct the errors.

/s/ PKF Witt Mares, PLC

Norfolk, Virginia

June 1, 2006

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2004, 2003 and 2002

	2004	2003 (Restated)	2002 (Restated)
ASSETS

Cash and due from banks	$6,470,690	$8,736,442	$8,660,694
Federal funds sold	1,406,667	10,793,829	13,641,240
Securities available for sale, at fair value (adjusted cost of $14,302,665, $18,390,478, and $13,869,367, respectively)	14,284,514	18,601,659	14,281,719
Securities held to maturity, at cost (fair value approximates $1,251,020, $1,370,226, and $1,336,510, respectively)	1,191,414	1,306,147	1,303,502
Loans, net
Held for investment, net of allowance for loan losses of $1,264,000, $1,186,854, and $1,087,840, respectively	123,528,623	100,562,110	81,608,905
Held for sale	1,515,700	171,475	3,361,680
Accrued interest receivable	593,219	574,039	480,817
Stock in Federal Reserve Bank, at cost	64,900	64,900	64,900
Stock in Federal Home Loan Bank of Atlanta, at cost	289,700	303,300	265,500
Other real estate owned	297,295	—	—
Premises and equipment, net	2,525,799	2,304,882	2,416,013
Other assets	1,606,273	1,743,505	2,219,829

Total assets	$153,774,794	$145,162,288	$128,304,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits
Noninterest bearing	$26,026,268	$29,518,906	$21,599,956
Interest-bearing	107,052,436	95,221,901	89,000,702

Total deposits	133,078,704	124,740,807	110,600,658

Securities sold under agreements to repurchase	2,030,021	5,959,341	4,467,660
Other borrowings	1,791,000	50,000	50,000
Accrued interest payable	231,905	201,942	248,356
Other liabilities	995,663	764,992	1,011,769

Total liabilities	138,127,293	131,717,082	116,378,443

Commitments and contingent liabilities (Note 11, 15, and 17)	—	—	—
Stockholders’ equity
Common stock, $5 par value - authorized 3,000,000 shares; issued and outstanding: 2004 - 1,707,182 shares; 2003 - 1,583,800; 2002 - 1,569,050 shares	8,535,910	7,919,000	7,845,250
Additional paid-in capital	285,097	(146,295)	(182,042)
Retained earnings	6,838,473	5,533,121	3,990,996
Accumulated other comprehensive income (loss), net	(11,979)	139,380	272,152

Total stockholders’ equity	15,647,501	13,445,206	11,926,356

Total liabilities and stockholders’ equity	$153,774,794	$145,162,288	$128,304,799

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003 (Restated)	2002 (Restated)
Interest income
Loans and fees on loans	$7,020,713	$5,959,483	$5,932,067
Taxable investment securities	525,495	635,922	757,560
Nontaxable investment securities	46,848	40,497	42,521
Dividends on FRB and FHLB stock	15,720	16,152	19,751
Interest on federal funds sold	50,572	114,308	135,252

Total interest income	7,659,348	6,766,362	6,887,151

Interest expense
Deposits	2,115,947	2,176,830	2,518,288
Borrowings	35,897	39,443	55,685

Total interest expense	2,151,844	2,216,273	2,573,973

Net interest income	5,507,504	4,550,089	4,313,178

Provision for loan losses	453,000	40,000	99,000

Net interest income after provision for loan losses	5,054,504	4,510,089	4,214,178

Noninterest income
Service charges on deposit accounts	300,478	302,690	295,217
Gains on sale of loans held for sale, net	234,093	583,806	249,489
Income from bank-owned life insurance	393,421	19,104	209,787
Late charges and other fees on loans	89,890	84,883	83,021
Other	379,067	397,814	294,806

Total noninterest income	1,396,949	1,388,297	1,132,320

Noninterest expense
Compensation	2,221,244	1,727,339	1,689,831
Data processing	312,970	241,454	171,468
Occupancy	278,070	273,808	267,767
Furniture and equipment	211,138	198,784	223,540
Taxes and licenses	123,046	119,289	100,967
Professional fees	105,531	62,533	56,302
Other	921,931	799,008	731,027

Total noninterest expense	4,173,930	3,422,215	3,240,902

Income before provision for income taxes	2,277,523	2,476,171	2,105,596

Provision for income taxes	610,144	792,561	612,873

Net income	$1,667,379	$1,683,610	$1,492,723

Earnings per share
Basic	$0.99	$1.07	$0.96

Diluted	$0.96	$1.02	$0.92

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2002	777,625	$3,888,125	$(323,421)	$6,880,776	$212,451	$10,657,931
Adjustment as of January 1, 2002, to retained earnings and paid-in-capital for the cumulative effect of accounting errors (Note 2)	—	—	127,744	(127,062)	—	682
Common stock issued in 2004 two- for-one stock split effected as a stock dividend	777,625	3,888,125	—	(3,888,125)	—	—

Balance January 1, 2002, as restated	1,555,250	7,776,250	(195,677)	2,865,589	212,451	10,658,613

Comprehensive income:
Net income for 2002	—	—	—	1,492,723	—	1,492,723
Change in unrealized gain (loss) on securities available-for-sale, net of tax of $30,755	—	—	—	—	59,701	59,701

Total comprehensive income	—	—	—	—	—	1,552,424

Exercise of stock options and related tax benefits	13,800	69,000	9,054	—	—	78,054
Other	—	—	4,581	—	—	4,581
Cash dividends ($0.24 per share)	—	—	—	(367,316)	—	(367,316)

Balance, December 31, 2002	1,569,050	7,845,250	(182,042)	3,990,996	272,152	11,926,356

Comprehensive income:
Net income for 2003	—	—	—	1,683,610	—	1,683,610
Change in unrealized gain (loss) on securities available-for-sale, net of tax benefit of $68,398	—	—	—	—	(132,772)	(132,772)

Total comprehensive income	—	—	—	—	—	1,550,838

Exercise of stock options and related tax benefits	14,750	73,750	35,622	—	—	109,372
Other	—	—	125	—	—	125
Cash dividends ($0.09 per share)	—	—	—	(141,485)	—	(141,485)

Balance, December 31, 2003	1,583,800	7,919,000	(146,295)	5,533,121	139,380	13,445,206

Comprehensive income:
Net income for 2004	—	—	—	1,667,379	—	1,667,379
Change in unrealized gain (loss) on securities available-for-sale, net of tax benefit of $77,973	—	—	—	—	(151,359)	(151,359)

Total comprehensive income	—	—	—	—	—	1,516,020

Exercise of stock options and related tax benefits	123,382	616,910	431,267	—	—	1,048,177
Other	—	—	125	—	—	125
Cash dividends ($0.22 per share)	—	—	—	(362,027)	—	(362,027)

Balance, December 31, 2004	1,707,182	$8,535,910	$285,097	$6,838,473	$(11,979)	$15,647,501

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities:
Net income	$1,667,379	$1,683,610	$1,492,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	453,000	40,000	99,000
Amortization (accretion) of loan yield adjustments, net	203,473	(264,830)	(259,109)
Depreciation, amortization and accretion, net	428,110	368,509	297,391
Exercise of stock options tax benefit	452,521	30,041	22,594
Net gains on sale of:
Securities	—	—	(19)
Loans	(234,093)	(583,806)	(249,489)
Premises and equipment	—	—	(95)
Loss on sale, disposal or impairment of long-lived assets	55,870	—	—
Loss on sale of investment	29,440	—	—
Proceeds from sales of loans held for sale	14,745,036	34,843,718	18,018,962
Origination of loans held for sale	(15,855,168)	(31,069,707)	(18,878,053)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	(207,373)	429,877	(480,185)
Increase (decrease) in other liabilities	260,634	(167,667)	141,066

Net cash provided by operating activities	1,998,829	5,309,745	204,786

Cash flows from investing activities:
Purchases of securities available for sale	(565,050)	(10,860,238)	(5,533,129)
Proceeds from maturities of securities available for sale	4,275,000	5,938,700	5,260,575
Principal repayments on securities available for sale	130,268	224,186	114,062
Purchases of securities held to maturity	—	(275,000)	(522,016)
Proceeds from maturities of securities held to maturity	100,000	250,000	640,000
Principal repayments on securities held to maturity	8,778	16,539	26,720
Proceeds from sale of investment	55,040	—	—
Net increase in loans held for investment	(23,622,986)	(18,728,375)	(2,602,808)
Purchases of Federal Home Loan Bank stock	(67,600)	(37,800)	—
Redemption of Federal Home Loan Bank stock	81,200	—	—
Purchases of premises and equipment	(429,599)	(53,572)	(166,693)
Proceeds from sales of premises and equipment	—	—	16,000

Net cash used for investing activities	(20,034,949)	(23,525,560)	(2,767,289)

Cash flows from financing activities:
Proceeds from exercise of stock options	595,656	79,331	55,460
Net increase in deposits	8,337,897	14,140,149	10,610,538
Proceeds from other borrowings	44,065,000	1,000,000	—
Repayment of other borrowings	(42,324,000)	(1,000,000)	—
Net increase (decrease) in securities sold under agreements to repurchase	(3,929,320)	1,491,681	(682,197)
Cash dividends paid	(362,027)	(267,009)	(241,792)

Net cash provided by financing activities	6,383,206	15,444,152	9,742,009

(Decrease) increase in cash and cash equivalents	(11,652,914)	(2,771,663)	7,179,506

Cash and cash equivalents, beginning of year	19,530,271	22,301,934	15,122,428

Cash and cash equivalents, end of year	$7,877,357	$19,530,271	$22,301,934

Supplemental disclosure:
Interest paid	$2,121,881	$2,262,687	$2,616,866
Income taxes paid	$483,766	$821,075	$562,680

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Consolidated Financial Statements

In this 10-KSB filing, Heritage Bankshares, Inc. has restated its Consolidated Financial Statements for the years ended December 31, 2003, and December 31, 2002, together with its previously announced financial results for the year ended December 31, 2004. Except as otherwise stated, all financial information contained in this annual report on Form 10-KSB gives effect to this restatement. See Note 2 to the Consolidated Financial Statements for further information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiaries, Heritage Bank, IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2004, serves as the holding company for its wholly-owned subsidiaries: Heritage Bank (name changed from Heritage Bank & Trust in September 2005), IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2004, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, Bankers Insurance, LLC, and Bankers Title of Hampton Roads, LLC, providers of various insurance and investment products. (In December 2005, Sentinel Financial sold its interest in Bankers Title of Hampton Roads, LLC.) The financial activities pertaining to these interests are recorded on the cost method of accounting for investments.

IBV Real Estate Holdings, Inc. (“IBV”) is a wholly-owned subsidiary of the Company and was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. IBV owns a 1% interest in IBV Partners, LP, a Virginia limited partnership formed in December 1986. IBV Real Estate Holdings, Inc., serves as the general partner of the partnership. The partnership’s sole asset is a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia. The Bank is a tenant in the property.

Sentinel Trust Services, LLC (“Sentinel”) is a wholly-owned subsidiary of the Company and was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust merged with AMG Guaranty Trust, a privately held provider of investment services. At December 31, 2004, Sentinel owned 2,560 shares, or less than 1%, of the common stock of AMG Guaranty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in southeastern Virginia. Note 6 presents the Company’s lending activities. The Company invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. Note 5 presents the Company’s investment activities. The Company does not have any significant concentrations of loans in any one industry or customer, other than the local hospitality industry.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Investment Securities

Investment securities are classified in three categories and accounted for as follows:

•	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, a separate component of stockholders’ equity.

Gains and losses on sales of securities are computed based on specific identification of the adjusted cost of each security and included in other income. Amortization of premiums and accretion of discounts are computed by the effective yield method and recognized in interest income.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to fair value. These write-downs would be included in earnings as realized losses.

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

Loans Held For Sale

Mortgage loans originated and intended for sale in the secondary market are carried at cost. Loans held for sale are pre-committed to secondary market investors and, subsequent to being closed, are held for short holding periods pending receipt of loan documents.

Allowance For Loan Losses

The Company maintains an allowance for loan losses at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans which may become uncollectible. The amount of the allowance is affected by: (1) loan charge offs, which decrease the allowance, (2) recoveries on loans previously charged off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

The Company continuously reviews its loan portfolio by reviewing its credit quality through ongoing credit review processes and prepares a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes two basic elements: specific allowances for individual loans, and general allowances for loan portfolio segments which factor in historical loan loss experience and delinquency rates for the Company and the banking industry, as well as loan portfolio mix, growth and trends, and economic conditions.

The Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Evaluations are based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5, Accounting for Contingencies. As part of the loan loss reserve methodology, loans are categorized into one of five major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential real estate secured loans (including home equity loans and lines), (4) commercial real estate loans, and (5) acquisition development and/or construction loans.

These categories are further subdivided by assigned asset quality. Loss factors are calculated using the above mentioned quantitative and qualitative data and are then applied to each of the loan segments to determine a reserve level for each of the five segments of loans. In addition, an unallocated reserve is calculated to account for the imprecision inherent in estimating losses on the segmented portions of the loan portfolio primarily using historical data.

Income Recognition on Nonaccrual Loans

Loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful, or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower.

While a loan is classified as nonaccrual, and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or loans in which the Company receives physical possession of the debtor’s real estate. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate less estimated costs to sell. Net operating income of such properties, exclusive of depreciation, is included in other income and related depreciation expense is included in other expense.

Restructured Loans

Loans are considered troubled debt restructurings, if for economic or legal reasons, a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain loans in instances where a determination is made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received, if any. Prior to demonstrating performance, the Bank generally classifies restructured loans as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms, and has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit and issue standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. In such instances, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Sale of Loans

Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (3) the Company does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

As a member of the Federal Reserve Bank (“FRB”), the Company is required to hold shares of FRB capital stock, $100 par value, in an amount equal to 6% of the Bank’s total common stock and capital surplus.

As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Company is required to hold shares of capital stock in the FHLB in an amount equal to 0.20% of total assets plus 4.50% of borrowings from the FHLB.

FRB stock and FHLB stock are carried at cost.

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2004, a valuation allowance has not been provided against the deferred tax asset.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2004, the discount rate the Company utilized to determine the deferred compensation liability was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), whereby compensation cost is the excess, if any, of the market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan generally have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	2004	2003 (Restated)	2002 (Restated)
Net income as reported	$1,667,379	$1,683,610	$1,492,723
Add: Stock-based employee compensation expense included in net income, net of related tax	83	83	3,024
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,235)	(9,060)	(28,022)

Pro forma net income	$1,665,227	$1,674,633	$1,467,725

Basic net income per share
As reported	$0.99	$1.07	$0.96

Pro forma	$0.99	$1.06	$0.94

Diluted net income per share
As reported	$0.96	$1.02	$0.92

Pro forma	$0.96	$1.01	$0.90

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Earnings per share calculations are presented in Note 10.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, and realized gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are presented in Note 3.

Business Segments

The Company currently reports its activities as a single business segment. In determining appropriate segment definition and reporting, the Company considers components of the business about which financial information relating to performance and resource allocation is available and regularly evaluated by management. Management determines components for which it will implement performance and resource measurement procedures based upon criteria of relative importance and materiality to the organization.

Reclassifications

In addition to the restatements mentioned above, certain reclassifications have been made to prior year financial statements to conform them to the current year presentation.

NOTE 2 – RESTATEMENT

On March 28, 2005, management concluded that the financial statements and data for 2004, including the quarterly reports on Form 10-QSB and the quarterly and year-end results of operations announced by press release on January 31, 2005, should no longer be relied upon. Management then concluded on November 3, 2005 that the Company’s financial statements for the years ended December 31, 2003, and December 31, 2002, should be restated and no longer be relied upon. The Audit Committee of the Board of Directors discussed these matters and concurred with management’s conclusion.

The financial statements and notes as of and for the years ended December 31, 2003, and 2002 included herein are “restated” as they have been revised from the amounts previously filed for the years ended December 31, 2003, and 2002 on Form 10-KSB. The results of this restatement are reflected in the consolidated financial statements and their related notes. As presented in the Consolidated Statements of Stockholders’ Equity, retained earnings were reduced by $127,062 and additional paid-in capital was increased by $127,744 as of January 1, 2002 as a result of accounting changes prior to 2002 that were not material to those prior years. The following tables reflect, in summary form, the impact of the restatement by financial statement line on the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002. The tables also reflect the impact of the changes by financial statement line on the Company’s consolidated financial statements as previously announced by the Company, but unaudited, for the year ended December 31, 2004.

The aggregate effects of the changes to selected line items on the Consolidated Balance Sheets at December 31, 2004, 2003, and 2002 are as follows:

	2004 Increase (Decrease)	2003 (Restated) Increase (Decrease)	2002 (Restated) Increase (Decrease)
Total assets	$(261,189)	$193,014	$175,467
Total liabilities	$(126,249)	$56,918	$11,824
Total stockholders’ equity	$(134,940)	$136,096	$163,643
Total liabilities and stockholders’ equity	$(261,189)	$193,014	$175,467
Book value per share	$(0.07)	$0.09	$0.10

The aggregate effects of the changes to selected line items on the Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004 Increase (Decrease)	2003 (Restated) Increase (Decrease)	2002 (Restated) Increase (Decrease)
Interest income on loans, FAS 91 – yield adjustment	$(332,561)	$(419,040)	$(405,596)

Provision for loan losses	353,000	—	—

Bank-owned life insurance income	(1,865)	(41,687)	217,028

Compensation expense, FAS 91 deferred costs	(263,861)	(485,720)	(391,909)
Deferred compensation plan expense	10,733	3,582	41,360
401(k) plan expense	(48,382)	11,108	36,108
Depreciation expense, investment property	21,623	21,623	21,623
Loss on impairment of premises and equipment	55,870	—	—

Other adjustments, net	39,168	9,746	(13,797)

Increase (decrease) in income before income tax provision	(424,241)	(1,574)	90,453

Income tax expense, including adjustments for APB No. 25, tax effect of adjustments and correction of other tax provision matters	309,286	52,482	(37,567)

Increase (decrease) in net income	$(733,527)	$(54,056)	$128,020

Increase (decrease) in earnings per share:
Basic	$(0.43)	$(0.03)	$0.09
Diluted	$(0.41)	—	$0.10

Weighted average basic shares	(6,658)	(597)	(567)

Weighted average diluted shares	(17,415)	(41,226)	(29,638)

The aggregate effects of the changes to selected line items on the Consolidated Statements of Cash Flows for the years ended December 31, 2003, and 2002 are as follows (the year ended December 31, 2004 is not shown because no cash flow information was previously released for 2004):

	2003 (Restated) Increase (Decrease)	2002 (Restated) Increase (Decrease)
Net cash provided by operating activities	$(274,338)	$(258,564)
Net cash used for investing activities	249,739	238,378
Net cash used by financing activities	24,600	20,186
(Decrease) increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	—	—

NOTE 3 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Unrealized holding gains (losses) on available-for-sale securities	$(229,332)	$(201,170)	$90,456
Tax Effect	77,973	68,398	(30,755)

Net of tax amount	$(151,359)	$(132,772)	$59,701

NOTE 4 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the FRB. At December 31, 2004, 2003, and 2002, these reserve balances amounted to $1,693,000, $1,569,000, and $1,115,000, respectively.

NOTE 5 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004
Securities available for sale
U.S. Treasury securities	$501,135	$—	$5,940	$495,195
Other U.S. government agency securities	12,878,809	14,921	89,858	12,803,872
Mortgage-backed securities	229,278	8,682	—	237,960
Obligations of states and political subdivisions	607,968	26,845	—	634,813
Marketable equity securities	80,475	23,569	3,910	100,134
Other convertible debt security	5,000	7,540	—	12,540

Total securities available for sale	14,302,665	81,557	99,708	14,284,514

Securities held to maturity
Mortgage-backed securities	16,509	236	—	16,745
Obligations of states and political subdivisions	469,367	11,263	—	480,630
Preferred trust securities	200,000	40,000	—	240,000
Other corporate debt securities	505,538	8,107	—	513,645

Total securities held to maturity	1,191,414	59,606	—	1,251,020

Total securities	$15,494,079	$141,163	$99,708	$15,535,534

At December 31, 2003 (Restated)
Securities available for sale
U.S. Treasury securities	$500,131	$2,839	$—	$502,970
Other U. S. government agency securities	16,926,157	163,477	12,839	17,076,795
Mortgage-backed securities	358,906	14,493	—	373,399
Obligations of states and political subdivisions	582,829	26,395	—	609,224
Marketable equity securities	17,455	12,506	—	29,961
Other convertible debt security	5,000	4,310	—	9,310

Total securities available for sale	18,390,478	224,020	12,839	18,601,659

Securities held to maturity
Mortgage backed securities	25,315	370	—	25,685
Obligations of states and political subdivisions	469,234	13,187	—	482,421
Preferred trust securities	300,000	19,000	—	319,000
Other corporate debt securities	511,598	31,522	—	543,120

Total securities held to maturity	1,306,147	64,079	—	1,370,226

Total securities	$19,696,625	$288,099	$12,839	$19,971,885

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2002 (Restated)
Securities available for sale
U.S. Treasury securities	$501,026	$24,754	$—	$525,780
Other U. S. government agency securities	12,027,119	340,022	—	12,367,141
Mortgage-backed securities	581,713	25,859	—	607,572
Obligations of states and political subdivisions	747,054	20,194	—	767,248
Marketable equity securities	7,455	1,523	—	8,978
Other convertible debt security	5,000	—	—	5,000

Total securities available for sale	13,869,367	412,352	—	14,281,719

Securities held to maturity:
Other U. S. government agency securities	250,336	4,821	—	255,157
Mortgage backed securities	41,944	927	—	42,871
Obligations of states and political subdivisions	194,067	13,935	—	208,002
Preferred trust securities	300,000	—	16,000	284,000
Other corporate debt securities	517,155	29,325	—	546,480

Total securities held to maturity	1,303,502	49,008	16,000	1,336,510

Total securities	$15,172,869	$461,360	$16,000	$15,618,229

Investment securities having carrying values of $8,483,520, $3,103,727, and $4,077,291 at December 31, 2004, 2003, and 2002, respectively, were pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The fair values of these securities were $8,437,456, $3,147,212, and $4,223,314 at December 31, 2004, 2003, and 2002, respectively.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. The current year unrealized losses on investment securities are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	At December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$495,195	$5,940	$—	$—	$495,195	$5,940
Other U.S. government agency securities	8,047,316	56,311	2,477,815	33,547	10,525,131	89,858
Marketable equity securities	43,110	3,910	—	—	43,110	3,910

Total temporarily impaired securities	$8,585,621	$66,161	$2,477,815	$33,547	$11,063,436	$99,708

	At December 31, 2003
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other U.S. government agency securities	$2,505,785	$12,839	$—	$—	$2,505,785	$12,839

Total temporarily impaired securities	$2,505,785	$12,839	$—	$—	$2,505,785	$12,839

The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,294,454	$4,298,810	$505,538	$513,645
Due after one year through five years	8,573,233	8,487,826	194,367	201,786
Due after five years through ten years	1,121,564	1,148,598	—	—
Due after ten years	313,414	349,280	491,509	535,589

Total	$14,302,665	$14,284,514	$1,191,414	$1,251,020

NOTE 6 – LOANS

Loans consist of the following:

	At December 31
	2004	2003 (Restated)	2002 (Restated)
Commercial	$19,582,518	$19,803,180	$13,920,806
Real estate - mortgage	90,513,054	71,422,680	58,077,032
Real estate - construction	9,042,071	3,551,281	4,170,760
Installment and consumer	5,595,735	6,844,998	6,413,711

Total loans:	124,733,378	101,622,139	82,582,309
Allowance for loan losses	(1,264,000)	(1,186,854)	(1,087,840)
Unearned loan fees/costs	59,245	126,825	114,436

Loans, net	$123,528,623	$100,562,110	$81,608,905

Nonperforming assets were:

	At December 31
	2004	2003 (Restated)	2002 (Restated)
Nonaccrual loans	$648,658	$10,969	$13,306
Restructured loans	—	—	—
Accruing loans past due 90 days or more	14,629	22,323	42,760

Total nonperforming loans	663,287	33,292	56,066

Real estate owned, net	297,295	—	—

Total nonperforming assets	$960,582	$33,292	$56,066

If interest on nonaccrual loans had been accrued, such income would have approximated $19,670, $1,160 and $1,926 in 2004, 2003 and 2002, respectively, none of which was recognized in income.

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31
	2004	2003	2002
Balance, beginning of year	$1,186,854	$1,087,840	$1,085,148
Provision for loan losses	453,000	40,000	99,000
Loans charged-off	(386,313)	(32,800)	(98,771)
Recoveries	10,459	91,814	2,463

Balance, end of year	$1,264,000	$1,186,854	$1,087,840

The following is a summary of information pertaining to impaired loans:

	At December 31
	2004	2003 (Restated)	2002 (Restated)
Impaired loans without a valuation allowance	$651,391	$10,969	$23,125
Impaired loans with a valuation allowance	—	—	—

Total impaired loans:	$651,391	$10,969	$23,125

Valuation allowance related to impaired loans	$—	$—	$—

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Average investment in impaired loans (while impaired)	$255,037	$16,249	$44,876

Interest income recognized on impaired loans	$201	$389	$2,796

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31
	2004	2003 (Restated)	2002 (Restated)
Land and improvements	$873,839	$612,567	$612,567
Buildings and improvements	1,998,309	1,995,238	1,987,562
Leasehold improvements	7,951	7,951	7,951
Equipment, furniture and fixtures	1,597,945	1,689,954	1,644,056

	4,478,044	4,305,710	4,252,136
Less - accumulated depreciation	(1,952,245)	(2,000,828)	(1,836,123)

	$2,525,799	$2,304,882	$2,416,013

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $152,812, $164,703, and $191,823, respectively.

Total rent expense for the years ended December 31, 2004, 2003, and 2002 amounted to $75,810, $75,810, and $75,810, respectively. There were no noncancellable lease agreements at December 31, 2004.

In 2004, the Company incurred a $55,870 impairment charge related to equipment.

NOTE 8 – DEPOSITS

Interest-bearing deposits consist of the following:

	December 31
	2004	2003	2002
Money Market and NOWs	$33,987,021	$25,486,868	$23,115,766
Savings	6,628,114	5,472,470	4,618,687
Certificates of deposit $100,000 and over	25,691,029	23,674,935	20,030,394
Other time deposits	40,746,272	40,587,628	41,235,855

	$107,052,436	$95,221,901	$89,000,702

At December 31, 2004 the scheduled maturities of time deposits are as follows:

2005	$31,671,246
2006	11,302,353
2007	5,855,599
2008	8,910,006
2009 and thereafter	8,698,097

$66,437,301

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase had carrying values of $4,488,902, $7,775,563, and $6,164,571 and market values of $4,460,009, $7,879,743, and $6,342,447 at December 31, 2004, 2003, and 2002, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31
	2004	2003	2002
Balance at end of year	$2,030,021	$5,959,341	$4,467,660
Average balance during the year	$4,270,691	$5,328,410	$4,196,521
Weighted average interest rate during the year	0.75%	0.73%	1.31%
Interest expense during the year	$32,114	$38,796	$55,017
Maximum month-end balance during the year	$7,352,608	$6,665,212	$5,962,695

At December 31, 2004, other short-term borrowings consisted of $1,741,000 in borrowings from a correspondent bank and $50,000 of U.S. Treasury tax and loan deposit notes.

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2004, a credit availability for the Bank at 10.0% of total assets. At December 31, 2004, the Bank had no outstanding balance on this line of credit.

At December 31, 2004, the Bank had a total of $10.0 million in approved lines of credit with correspondent banks with an outstanding balance of $1,741,000 as noted above.

NOTE 10 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 – Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Net income (numerator, basic and diluted)	$1,667,379	$1,683,610	$1,492,723
Weighted average shares outstanding (denominator)	1,682,637	1,575,661	1,561,791
Earnings per common share - basic	$0.99	$1.07	$0.96

Effect of dilutive securities

Weighted average shares outstanding	1,682,637	1,575,661	1,561,791
Effect of stock options	54,033	81,977	64,989

Diluted average shares outstanding (denominator)	1,736,670	1,657,638	1,626,780

Earnings per common share – assuming dilution	$0.96	$1.02	$0.92

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the three years results solely from the dilutive effect of stock options. Options on approximately 2,000 shares were not included in computing diluted earnings per share for a portion of each of the years ended December 31, 2003, and 2002, respectively, because the effects of the options were antidilutive.

NOTE 11 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Compensation Plans

At December 31, 2004, the Company had fixed stock compensation plans for its employees and nonemployee directors. The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share.

The Company maintains the Heritage Bankshares, Inc. 1987 and 1999 Stock Option Plans (“Stock Option Plans”) for the benefit of employees and nonemployee directors. Of the 480,000 shares authorized for option grants under the Stock Option Plans, 440,000 shares were authorized for grants to employees and 40,000 shares were authorized for grants to nonemployee directors. At December 31, 2004, 137,500 shares remained available for future option grants to employees and 1,332 shares remained available for future option grants to nonemployee directors.

The Board of Directors has general discretionary authority to establish the terms of option grants made to employees under the Stock Option Plans. Under the 1999 Stock Option Plan, the option price may not be less than the fair market value of the Company’s shares on the date of the grant, and no option may be exercised more than ten years after the date of the grant. Nonemployee directors receive automatic option grants following the first annual meeting of the Company’s shareholders that is held after the directors are elected. The Board of Directors, in its sole discretion, determines the number of shares to be covered by each nonemployee director grant, the option price is 120% of the fair market value of the Company’s shares on the date of the grant, and no option may be exercised more than ten years after the date of the grant. The Board of Directors has general discretionary authority to determine the other terms of option grants to nonemployee directors.

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended December 31
	2004		2003 (Restated)		2002 (Restated)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	228,168	$5.40	243,168	$5.40	252,550	$5.22
Granted	—	—	—	—	7,000	8.81
Exercised	(123,382)	4.83	(14,750)	5.38	(13,800)	4.02
Forfeited	—	—	(250)	5.13	(2,582)	4.29

Outstanding at end of year	104,786	6.07	228,168	5.40	243,168	5.40

Options exercisable at year end	102,454	6.01	223,506	5.33	214,180	5.24

The Company did not grant any options in 2004 or 2003. The weighted average fair value of options granted in 2002 was $2.99 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 4.50%; volatility of 29.23%; dividend yield of 1.80%; and expected life of 7.5 years.

During 2002, options granted with an exercise price that was equal to, greater than, and less than the Company’s stock price at the grant date had weighted average exercise prices of $7.55, $12.03, and $7.50, and weighted average fair values of $2.57, $3.82, and $2.57, respectively.

SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 whereby compensation cost is the excess, if any, of the market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan generally have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Net income as reported	$1,667,379	$1,683,610	$1,492,723
Add: Stock-based employee compensation expense included in net income, net of related tax	83	83	3,024
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,235)	(9,060)	(28,022)

Pro forma net income	$1,665,227	$1,674,633	$1,467,725

Basic net income per share
As reported	$0.99	$1.07	$0.96

Pro forma	$0.99	$1.06	$0.94

Diluted net income per share
As reported	$0.96	$1.02	$0.92

Pro forma	$0.96	$1.01	$0.90

Exercise prices for options outstanding and exercisable as of December 31, 2004, were as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25	900	0.1	$3.25	900	$3.25
3.75	4,000	1.7	3.75	4,000	3.75
4.25	9,600	1.7	4.25	9,600	4.25
4.75	12,200	1.7	4.75	12,200	4.75
5.13	14,000	5.6	5.13	14,000	5.13
6.15	24,668	5.4	6.15	24,668	6.15
6.82	1,000	5.0	6.82	1,000	6.82
7.25	32,750	4.6	7.25	32,750	7.25
7.50	3,000	7.1	7.50	2,002	7.50
7.55	668	7.2	7.55	—	—
12.03	2,000	7.9	12.03	1,334	12.03

	104,786	4.3	$6.07	102,454	$6.01

Deferred Compensation Plan

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2004, 2003 and 2002, other liabilities included $793,967, $487,463 and $474,715, respectively, related to the deferred compensation plans. The liability increased substantially at December 31, 2004, compared to December 31, 2003, due to the impact of accruing the present value of estimated payments to be made to a beneficiary of a plan participant who passed away in 2004. Compensation expense related to this plan was $336,942, $42,706, and $41,360 for the years ended December 31, 2004, 2003, and 2002, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock.

The Company recognized compensation expense related to the ESOP of $44,472, $43,177, and $39,310 for the years ended December 31, 2004, 2003, and 2002, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2004, the ESOP owns 26,468 shares. Stock purchases for the year ended December 31, 2004 totaled 2,808 shares, while 2,136 shares were distributed to terminated employees. At December 31, 2004, the fair market value of the total shares held by the ESOP totaled $529,360.

401k Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the “401K”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $46,218, $43,191 and $39,025 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 12 – OTHER REAL ESTATE OWNED

The Company foreclosed on four properties in 1990 and 1991 and subsequently utilized the properties for investment income. Pursuant to a bank examination in 2004, the Company reclassified the properties to other real estate owned at December 31, 2004, in the amount of $297,295.

NOTE 13 – OTHER INCOME AND OTHER EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31
	2004	2003	2002
Consumer credit card fees	$79,878	$70,819	$59,996
ATM fees	76,282	77,284	58,649
Merchant discount fees	49,820	45,633	41,951
Gain on sale of securities	—	—	19
Other	173,087	204,078	134,191

Total other noninterest income	$379,067	$397,814	$294,806

The components of other noninterest expense are as follows:

	Years Ended December 31
	2004	2003	2002
ATM transaction	$76,211	$85,824	$91,995
Credit card	72,371	66,678	62,881
Stationery and supplies	72,043	74,841	73,245
Telephone	63,970	62,240	60,112
Postage	59,163	45,534	50,791
Courier	52,515	48,423	37,298
Marketing	49,419	31,960	40,956
Service bureau expense	49,530	50,259	41,705
Insurance expense	39,266	40,226	36,641
Travel	33,836	35,884	28,129
Shareholder	30,292	31,267	23,801
Training	27,821	26,842	22,794
Loan servicing	27,011	23,210	21,678
FDIC insurance	18,159	17,134	16,538
Other miscellaneous	250,324	158,686	122,463

Total other noninterest expense	$921,931	$799,008	$731,027

NOTE 14 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Federal Income Tax Expense-Current	$786,930	$813,079	$619,606
Deferred Federal Income Tax (Benefit)	(176,786)	(20,518)	(6,733)

Income Tax Expense	$610,144	$792,561	$612,873

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Federal income tax expense - at 34% statutory rate	$774,358	$841,898	$715,902
Effect of tax-exempt interest	(35,001)	(34,435)	(32,195)
Effect of Life insurance proceeds, premiums, and increases in value, net	(133,764)	(6,496)	(71,328)
Other	4,551	(8,406)	494

	$610,144	$792,561	$612,873

A cumulative net deferred tax asset is included in other assets at December 31, 2004, 2003, and 2002. The components of the asset are as follows:

	At December 31
	2004	2003 (Restated)	2002 (Restated)
Deferred Tax Assets
Deferred compensation	$269,949	$165,737	$161,403
Allowance for loan losses	359,015	312,720	299,120
Valuation allowance on certain assets	98,478	91,126	83,775
Other	14,754	10,412	10,941

Total Deferred Tax Assets	742,196	579,995	555,239

Deferred Tax Liabilities
Net (depreciation) appreciation on available-for-sale securities	(6,171)	71,802	140,200
Deferred loan costs, net	20,143	43,121	38,908
Investments in partnerships	23,185	15,186	2,340
Premises and equipment	88,227	85,474	84,988
Other	634	2,993	16,300

Total Deferred Tax Liabilities	126,018	218,576	282,736

Net Deferred Tax Assets	$616,178	$361,419	$272,503

NOTE 15 – COMMITMENTS AND CONTINGENCIES - RELATED PARTY

The Company entered into a lease with a related party to provide space for one retail banking office and the Bank’s operations center. This lease has been classified as an operating lease for financial reporting purposes and expired December 31, 2004, at which time the lease was continued on a month-to-month basis. Total annual rent expense was $75,810 for the years 2004, 2003, and 2002.

The Bank also has a loan receivable from this related party, which is secured by the building and improvements that include the retail banking office and the Bank’s operation center. The balance of this loan was $525,777, $540,156, and $553,708 at December 31, 2004, 2003, and 2002, respectively.

NOTE 16 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to $4,498,954, $4,464,232, and $6,344,286 at December 31, 2004, 2003, and 2002, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $429,751, $4,094,564, and $3,146,598 at December 31, 2004, 2003, and 2002, respectively.

A summary of related party loan activity for the Bank is as follows during 2004:

Balance, December 31, 2003 (Restated)	$4,755,575
Originations 2004	5,577,597
Repayments – 2004	(3,657,639)

Balance, December 31, 2004	$6,675,533

In the opinion of management, such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

In the ordinary course of business, the Company has engaged in transactions with certain of its directors’ companies for legal services, property management services and insurance.

Commitments to extend credit and letters of credit to related parties amounted to $3,117,495, $949,877, and $577,424 at December 31, 2004, 2003, and 2002, respectively.

NOTE 17 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, stand-by letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the consolidated balance sheets.

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contracts prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a customer to a third party.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2004, 2003, and 2002 were as follows:

	2004	2003 (Restated)	2002 (Restated)
Commitments to extend credit	$28,655,169	$21,892,150	$19,721,306
Standby letters of credit	621,753	467,411	596,418
Commitments to sell loans	1,269,350	1,253,900	2,777,830

	$30,546,272	$23,613,461	$23,095,554

As of December 31, 2004, the Company had $2,668,000 in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at Bank of America.

NOTE 18 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements may result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank is well capitalized under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios set forth in the table below. There are no conditions or events that management believes have changed the institution’s category. Management believes that, as of December 31, 2004, the Company meets all capital adequacy requirements to which it is subject. At December 31, 2004, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 12.04%, 11.14% and 10.18%, respectively. For purposes of the risk-based capital calculations presented in the following table, loans have been risk-weighted 100%.

The capital amounts and ratios for the Company and the Bank as of December 31, 2004, 2003 and 2002 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$16,923	12.04%	$11,240	8.0%	$14,050	10.0%
Bank	$15,423	10.99%	$11,226	8.0%	$14,032	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$15,659	11.14%	$5,620	4.0%	$8,430	6.0%
Bank	$14,159	10.09%	$5,613	4.0%	$8,419	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$15,659	10.18%	$6,155	4.0%	$7,694	5.0%
Bank	$14,159	9.21%	$6,148	4.0%	$7,685	5.0%

At December 31, 2003 (Restated)

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$14,493	12.29%	$9,432	8.0%	$11,790	10.0%
Bank	$13,791	11.71%	$9,422	8.0%	$11,778	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$13,306	11.29%	$4,716	4.0%	$7,074	6.0%
Bank	$12,604	10.70%	$4,711	4.0%	$7,067	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$13,306	9.44%	$5,639	4.0%	$7,049	5.0%
Bank	$12,604	8.94%	$5,637	4.0%	$7,046	5.0%

At December 31, 2002 (Restated)

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$12,742	12.61%	$8,082	8.0%	$10,102	10.0%
Bank	$12,114	12.01%	$8,068	8.0%	$10,085	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$11,654	11.54%	$4,041	4.0%	$6,061	6.0%
Bank	$11,026	10.93%	$4,034	4.0%	$6,051	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$11,654	9.42%	$4,949	4.0%	$6,187	5.0%
Bank	$11,026	8.92%	$4,943	4.0%	$6,178	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10.0% of the Bank’s shareholders’ equity.

NOTE 19 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summary presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments presented below. Because no active market readily exists for a portion of the Company’s financial instruments, fair values of some financial instruments are based on estimates using present value and other valuation techniques. Much of the information used to determine fair value is highly subjective in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Accordingly, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

Cash, Due From Banks and Federal Funds Sold

For cash due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities

Fair values are based on quoted market prices. For unquoted securities, the fair value is estimated by the Company on the basis of financial and other information. Securities available for sale are recorded at fair value.

Loans

The fair value of loans is estimated by discounting the future estimated scheduled cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

The fair value of loans does not include the value of the customer relationship or the right to fees generated by the account.

Accrued Interest Receivable

The carrying amount of accrued interest approximates fair value.

Stock in Federal Reserve Bank and Federal Home Loan Bank

The carrying value for FRB and FHLB stock approximates fair value.

Bank-Owned Life Insurance

The carrying value of life insurance approximates fair value, as this investment is carried at cash surrender value.

Deposit Liabilities

The fair value of deposits with no stated maturities (which includes demand deposits, savings accounts, and money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates currently offered for deposits of similar remaining maturities.

Deposit liabilities with no stated maturity are reported at the amount payable on demand without regard for the inherent funding value of these instruments. The Company believes that significant value exists in this funding source. The fair value of deposits does not include the value of the customer relationship or the rights to fees generated by the account.

Borrowings

For short-term borrowings (which include securities sold under agreements to repurchase), the carrying amount is a reasonable estimate of fair value.

Accrued Interest Payable

The carrying value of accrued interest payable is a reasonable estimate of fair value.

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The following table presents the carrying amounts and fair value of the Company’s financial instruments at December 31, 2004, 2003 and 2002.

	2004		2003 (Restated)		2002 (Restated)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$6,471	$6,471	$8,736	$8,736	$8,661	$8,661
Federal funds sold	1,407	1,407	10,794	10,794	13,641	13,641
Securities available for sale	14,285	14,285	18,602	18,602	14,282	14,282
Securities held to maturity	1,191	1,251	1,306	1,370	1,304	1,337
Loans held for investment	123,529	123,473	100,562	101,827	81,609	83,320
Loans held for sale	1,516	1,516	171	171	3,362	3,362
Accrued interest receivable	593	593	574	574	481	481
Stock in FRB and FHLB	355	355	368	368	330	330
Bank-owned life insurance	476	476	581	581	540	540

Financial Liabilities:
Deposits	133,079	133,998	124,741	126,196	110,601	112,171
Short-term borrowing and securities sold under agreements to repurchase	3,821	3,821	6,009	6,009	4,518	4,518
Accrued interest payable	232	232	202	202	248	248

NOTE 20 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31
	2004	2003 (Restated)	2002 (Restated)
Condensed Balance Sheets

Assets
Cash	$623,431	$503,989	$468,767
Investment in Heritage Bank	14,129,363	12,732,597	11,297,524
Investment in non-bank subsidiaries	161,069	245,549	245,549
Investment in securities available for sale, at fair value	112,674	39,271	13,977
Other assets	734,031	123,843	304,280

Total Assets:	$15,760,568	$13,645,249	$12,330,097

Liabilities and Stockholders’ Equity
Other liabilities	$113,067	$200,043	$403,741

Common stock	8,535,910	7,919,000	7,845,250
Additional paid-in capital	285,097	(146,295)	(182,042)
Retained earnings	6,838,473	5,533,121	3,990,996
Accumulated other comprehensive income (loss)	(11,979)	139,380	272,152

Stockholders’ equity	$15,647,501	$13,445,206	$11,926,356

Total Liabilities and Stockholders’ Equity	$15,760,568	$13,645,249	$12,330,097

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Condensed Statements of Operations
Dividends from subsidiary bank	$167,150	$141,485	$367,316
Equity in undistributed net income of subsidiaries	1,554,977	1,577,939	1,145,067
Interest and dividend income	1,858	437	4,098
Other expenses	(84,810)	(47,967)	(33,886)

Income before income taxes	1,639,175	1,671,894	1,482,595
Benefit from income taxes	28,204	11,716	10,128

Net Income	$1,667,379	$1,683,610	$1,492,723

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. The maximum amount available for transfer from the Bank to the Company in the form of loans and advances is 10.0% of the Bank’s stockholder’s equity.

Heritage Bankshares, Inc.

Statements of Cash Flows

	Years Ended December 31
	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities
Net income	$1,667,379	$1,683,610	$1,492,723
Undistributed net income of subsidiaries	(1,554,977)	(1,577,939)	(1,145,067)
Add (deduct) items not affecting cash during the year
Depreciation, amortization and accretion, net	125	125	4,581
Exercise of stock options tax benefit	452,521	30,041	22,594
Loss on sale of investment	29,440	—	—
Changes in assets/liabilities, net
(Increase) decrease in other assets	(613,719)	175,237	(60,287)
(Increase) decrease in other liabilities	(86,976)	(78,174)	144,974

Net cash provided by (used for) operating activities	(106,207)	232,900	459,518

Cash flows from investing activities
Purchases of securities available for sale	(63,020)	(10,000)	(10,000)
Purchase of investment	—	—	(28,000)
Proceeds from sale of investment	55,040	—	—

Net cash used for investing activities	(7,980)	(10,000)	(38,000)

Cash flows from financing activities
Proceeds from exercise of stock options	595,656	79,331	55,460
Cash dividends paid	(362,027)	(267,009)	(241,792)

Net cash provided by (used for) financing activities	233,629	(187,678)	(186,332)

Increase in cash and cash equivalents	119,442	35,222	235,186
Cash and cash equivalents at beginning of year	503,989	468,767	233,581

Cash and cash equivalents at end of year	$623,431	$503,989	$468,767

*    *    *    *    *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 22, 2005, PKF Witt Mares, PLC (“Witt Mares”) notified the President & CEO and the Chairman of the Audit Committee of the Company that it would decline to stand for reappointment as the Company’s independent registered public accounting firm for the year ending December 31, 2006. Witt Mares indicated that it was declining to stand for reappointment due to the fact that it will not have an SEC engagement partner available for the Company’s 2006 audit when, pursuant to Rule 2.01(c)(6) of Regulation S-X, Witt Mares’ SEC engagement partner currently assigned to the Company’s account will be required to rotate off the account.

At that time Witt Mares agreed to continue to serve, and since then has served, as the Company’s independent registered public accounting firm relative to the restatement of its annual financial statements for the years ended December 31, 2003, and December 31, 2002, as well as its financial statements for 2004, as reported in this Form 10-KSB. Witt Mares also offered to serve, and the Audit Committee of the Company subsequently retained Witt Mares, as the Company’s independent registered accounting firm relative to the Company’s financial statements for the fiscal year ending December 31, 2005 and to assist in facilitating a transition to a successor firm of independent accountants.

Witt Mares performed audits on the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2002. Witt Mares’ reports did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

In addition, during the fiscal years ended December 31, 2003 and 2002, and up to the date of this annual report on Form 10-KSB,

•	there have been no disagreements with Witt Mares on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Witt Mares, would have caused Witt Mares to make reference to the subject matter of the disagreement(s) in connection with its reports for such years, and

•	there were no “reportable events” as identified in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of errors identified in the financial statements for the previously reported years ended December 31, 2002 and December 31, 2003 and quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004, our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These errors, together with the material weaknesses described below, resulted in the restatement of the financial statements for such periods, as described elsewhere in this annual report on Form 10-KSB.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

As more fully described in above “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and in Note 2 of the Notes to Consolidated Financial Statements, after a change in management, we discovered accounting errors in our previously reported financial results for 2004 and concluded on March 28, 2005 that the related financial statements would need to be restated. Upon additional review of our financial statements for periods 2000 through 2004, management concluded on November 3, 2005 that due to various accounting errors, the Company’s financial statements for the years ended December 31, 2003, and December 31, 2002, should also be restated.

In connection with the restatement identified above, we identified material weaknesses and significant deficiencies in internal control over financial reporting which are described below. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management identified significant deficiencies or material weaknesses primarily in the Company’s control environment, control activity, and information components of its internal controls. The Company’s control environment was deficient because applicable personnel did not possess adequate knowledge and expertise to prepare financial reports in accordance with all applicable requirements, did not properly assign authority and responsibility, and did not adequately organize, train, and develop its associates. The Company mistakenly believed that it was permitted to disregard those generally accepted accounting principles that it believed to be immaterial, a position that is in contravention of Staff Accounting Bulletin 99. Control activities were deficient because of inadequate approval procedures, the lack of sufficient reconciliations, inadequate segregation of duties, and the assignment of incompatible functions. Moreover, certain pertinent information was not identified, captured or retained in a form and pursuant to a timetable that enabled our personnel to carry out their responsibilities. This latter weakness, in particular, caused the task of restating the Company’s financial statements to be much more difficult and time consuming than originally anticipated.

The material weaknesses and significant deficiencies in internal control over financial reporting resulted in the following errors:

•	The Company’s methods of accounting and record generation and maintenance for loan origination costs and for amortizing fees were inadequate. In misapplying Statement of Financial Accounting Standards No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (FAS 91), the Company both miscalculated direct origination costs and applied an incorrect amortization method.

•	The Company’s practices and procedures for accounting for deferred compensation plans and associated life insurance and the maintenance of related rewards were inadequate because management did not accrue the employer’s obligation according to the terms of the individual contracts over the required service period to the date the participants are fully eligible to receive the benefits. As a result, the Company understated the required liability. It also incorrectly credited life insurance proceeds to the deferred compensation liability, failed to report certain insurance proceeds as income, and did not record an increase in cash surrender value of life insurance contracts in the correct year.

•	The Company misapplied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and the calculation of diluted earnings per share thereunder. Because its accounting practices and procedures relating to the exercise of stock options were inadequate, a tax benefit from option exercises was incorrectly reflected as an income tax expense reduction instead of solely as an increase in the Company’s additional paid-in capital, erroneously increasing the Company’s net income and earnings per share.

•	The Company’s accounting practices and procedures in a variety of other areas were also inadequate, requiring adjustments to correct several other errors relating to the impairment of certain loans, the failure to record depreciation expense for certain properties, the incorrect recording of employer 401(k) matching contributions, the failure to record an impairment of certain long-lived assets as a charge to earnings, errors in income tax expenses, and additional miscellaneous accounting errors.

Although many of the weaknesses and deficiencies have not been fully remediated, we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes, some of which have been enhanced further or implemented in connection with the restatement process. These measures included the following:

•	We have recruited new personnel to our finance organization who have expertise in financial controls and reporting, including a new chief financial officer and a corporate controller, made other changes in finance personnel, and retained outside experts to improve the overall quality and level of experience of our finance organization globally.

•	We have reorganized our finance and general and administrative organizations to create a single global organization to improve financial oversight.

•	We have made changes in our organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support our quarterly and annual financial statements.

•	We have implemented a global account reconciliation policy which requires the monthly reconciliation of all balance sheet accounts and the use of standard methodology and templates for account reconciliations.

We continue to implement remedial measures in response to specific accounting and reporting issues related to the restatement. However, much work remains and, given our small size, we have limited resources to devote to this significant task. Future remedial measures include adding personnel and systems as well as making additional organizational changes to improve supervision and increased training for finance and accounting personnel. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in our effort to constantly improve our internal controls and control environment.

Management’s evaluation of the Company’s internal control over financial reporting is not complete. In connection with its ongoing evaluation, management may identify additional control deficiencies and once management has completed its evaluation of all control deficiencies, management may determine that these deficiencies, either alone or in combination with others, constitute one or more material weaknesses. Furthermore, our controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

As a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate. Section 404 requires the Company’s management to report on, and the auditors to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting as of December 31, 2007. While the efforts needed to completely remediate the internal control material weakness as described above will be challenging, and there can be no guarantees, the Company is planning to remediate these deficiencies by such date. In the event the Company has one or more material weaknesses in internal controls at December 31, 2007, the Company’s management will disclose such weakness in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. Similarly, the Company believes any such material weakness would be referenced in an adverse attestation report from the auditors. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Efforts to remediate the material weaknesses in the Company’s internal control began subsequent to such quarter.

ITEM 8B. OTHER MATTERS

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, together with their principal offices with the Company, as of the date of this Form 10-KSB.

Name	Age	Position	Director Since
Lisa F. Chandler	51	Director	1998

James A. Cummings	63	Director	1992

Wendell C. Franklin	60	Director	2005*

F. Dudley Fulton	57	Director	1988

John O. Guthrie	56	Chief Financial Officer	—

Michael S. Ives	53	Director, President and Chief Executive Officer	2005*

Stephen A. Johnsen	61	Director and Secretary of the Board	1984

Thomas G. Johnson, III	36	Director	2002

David L. Kaufman	50	Director	2005*

Charles R. Malbon, Jr.	56	Director	2005*

Peter M. Meredith, Jr.	54	Director and Chairman of the Board	1992

L. Allan Parrott, Jr.	40	Director	2002

Ross C. Reeves	57	Director	1994

Harvey W. Roberts, III	61	Director and Vice-Chairman of the Board	1993

Howard M. Webb	69	Director	2005*

Barbara Zoby	53	Director	2005*

*	The Board of Directors appointed these individuals as additional directors on April 27, 2005 (other than Mr. Ives, who was appointed on February 7, 2005), subject to approval by the Company’s shareholders at their next annual meeting, in accordance with applicable Virginia law.

The following is a brief description of the business experience of the Company’s directors and executive officers during the past five years.

Ms. Chandler is the Executive Vice President of Nancy Chandler Associates in Norfolk, Virginia.

Mr. Cummings is the President of Southern Atlantic Label Company, Inc. in Chesapeake, Virginia.

Mr. Franklin is a Senior Vice President and a Partner of S.L. Nusbaum Realty Company in Norfolk, Virginia.

Mr. Fulton is the President and Chief Executive Officer of USI/Henderson & Phillips in Norfolk, Virginia.

Mr. Guthrie is the Chief Financial Officer of Heritage Bankshares, Inc. and Heritage Bank. Prior to joining the Company, Mr. Guthrie was the Chief Financial Officer of CENIT Bancorp, Inc., in Norfolk, Virginia, for nearly eighteen years.

Mr. Ives is the President and Chief Executive Officer of Heritage Bankshares, Inc. and Heritage Bank. Prior to joining the Company, Mr. Ives was the Chief Executive Officer of the Hampton Roads Market of SouthTrust Bank; before that, Mr. Ives served as President and Chief Executive Officer of CENIT Bancorp, Inc. for nearly fifteen years.

Mr. Johnsen is the Executive Vice President of Flagship Group, Ltd. in Norfolk, Virginia.

Mr. Johnson is a Senior Vice President and Partner of S.L. Nusbaum Realty Company in Norfolk, Virginia.

Mr. Kaufman is the Senior Managing Director of Envest Holdings LLC in Norfolk, Virginia.

Mr. Malbon is the President of Tank Lines, Inc. in Virginia Beach, Virginia.

Mr. Meredith is the Chairman and Chief Executive Officer of Meredith Construction Co., Inc. in Norfolk, Virginia. Mr. Meredith also has served as Chairman of the Board and a Director of Waterside Capital Corporation, a reporting company located in Norfolk, Virginia, since 1994.

Mr. Parrott is the President of Tidewater Fleet Supply, LLC in Chesapeake, Virginia.

Mr. Reeves is an attorney with Willcox & Savage, P.C. in Norfolk, Virginia.

Mr. Roberts is a retired Certified Public Accountant. Prior to his retirement, Mr. Roberts was a principal in the accounting firm McPhillips, Roberts & Deans, PLC, in Norfolk, Virginia.

Mr. Webb is a Director of ColonialWebb Contractors Co. in Norfolk, Virginia. Mr. Webb was Chief Executive Officer of Webb Technologies, Inc. from 1999 through 2004.

Ms. Zoby is the President and Chief Executive Officer of Yukon Lumber Co. in Norfolk, Virginia.

The Company’s Board of Directors currently consists of 15 members and is divided into three classes serving staggered three-year terms. Directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and will serve for three years.

Family Relationships

The Company is not aware of any family relationships between any director, executive officer or person nominated or selected by the Company to become a director or executive officer.

Certain Legal Proceedings

Likewise, the Company is not aware of the involvement during the past five years of any director, executive officer or person nominated or selected by the Company to become a director or executive officer in any of the following legal proceedings, as described in Item 401(d) of Regulation S-B, that is material to an evaluation of the ability or integrity of any such person:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; or

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

The Audit Committee of the Company’s Board of Directors has not designated an “audit committee financial expert,” as defined under Item 401(e) of Regulation S-B. While the Audit Committee does not currently have an audit committee financial expert, it believes that the committee members, taken as a whole, have the attributes identified in Item 401(e)(2) of Regulation S-B and thus it is not necessary to designate one person as an expert.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own greater than ten percent (10%) of the Company’s common stock (the “Reporting Persons”) to file reports relating to their ownership and changes in ownership of Company common stock with the Securities and Exchange Commission (the “SEC”). Reporting Persons are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports.

Based solely on its review of copies of such reports, the Company believes that all required reports were filed on a timely basis during the year ended December 31, 2004, except as follows:

•	Mr. Parrott filed one late Form 4 related to two transactions that were not timely reported.

In addition, based solely on its review of copies of such reports, the Company believes that all required reports were filed on a timely basis during the year ended December 31, 2005, except as follows:

•	Mr. Ives filed one late Form 4 related to one transaction that was not timely reported.

•	Mr. Parrott filed one late Form 4 related to one transaction that was not timely reported.

•	Ms. Zoby filed one late Form 4 related to one transaction that was not timely reported.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. The Code of Ethics summarizes the legal, ethical and regulatory standards that such individuals must follow and is a reminder to all of the Company’s directors and executive officers of the seriousness of that commitment. As adopted, the Code of Ethics sets forth written standards that are designed, among other things, to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

A copy of the Company’s Code of Ethics may be obtained by any person, without charge, by accessing the Company’s web site at: http://www.heritagebankva.com/CorporateNews/CodeOfEthics.aspx.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table below sets forth the particulars of compensation paid to (in each case as applicable) the following individuals (“named executive officers”) during the fiscal years ended December 31, 2004, 2003 and 2002:

•	our company’s Chief Executive Officer;

•	each of our company’s four most highly compensated executive officers who were serving as executive officers, and whose total salary and bonus exceeded $100,000 per year; and

•	up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as an executive officer of the Company at the end of the applicable fiscal years.

Please also see the additional disclosures regarding certain named executive officers set forth below.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)
Robert J. Keogh President and Chief Executive Officer	2004 2003 2002	$158,833 155,000 147,500	$63,000 33,000 22,500	$15,473 245,000 13,190

Donald F. Price President First Executive Vice President	2004 2003 2002	103,500 91,667 84,917	15,271 31,818 10,592	17,066 14,052 7,076

Peter M. Meredith, Jr. (2) Chief Executive Officer	2004	—	—	—

(1)	Includes, in the case of Mr. Keogh, $5,000, $6,500, and $6,000 in director’s fees paid in 2004, 2003, and 2002, respectively; $7,783, $7,289, and $6,921 contributed to the Bank’s 401(k) Plan by the Bank in 2004, 2003, and 2002, respectively; $583, $542, and $269 representing taxable compensation related to group term life insurance in 2004, 2003, and 2002, respectively; $2,107 in 2004 representing taxable compensation related to use of a company car; and $230,669 in 2003 representing the then present value of the Company’s liability reflecting a fully vested deferred compensation arrangement.

Includes, in the case of Mr. Price, $5,072, $4,492, and $4,112 contributed to the Bank’s 401(k) Plan by the Bank in 2004, 2003, and 2002, respectively; $9,683, $7,363, and $1,138 related to incentive based commission compensation paid in 2004, 2003, and 2002, respectively; $2,167, $2,083, and $1,733 paid in 2004, 2003, and 2002, respectively, for unused vacation; and $144, $114, and $93 representing taxable compensation related to group term life insurance in 2004, 2003, and 2002, respectively.

(2)	Mr. Meredith served without compensation.

Mr. Keogh passed away in November 2004. Following Mr. Keogh’s death, Peter M. Meredith, Jr., then serving as Chairman of the Board of Directors, was appointed Chief Executive Officer of the Company and Mr. Price was appointed President of the Company.

On February 7, 2005, Michael S. Ives was elected President and Chief Executive Officer of the Company and the Bank. Contemporaneously with Mr. Ives’ election, Mr. Meredith resigned as Chief Executive Officer of the Company and Mr. Price resigned as President of the Company. (Mr. Meredith continued as Chairman of the Board of Directors of the Company, and Mr. Price assumed the new role of President of the Norfolk Region of the Company.) Mr. Price resigned as President of the Norfolk Region of the Company later in February 2005.

Upon his death, Mr. Keogh was the sole participant in the Heritage Bank & Trust Executive Security Plan, which was adopted by the Bank in 1989. Pursuant to this plan, Mr. Keogh’s designated beneficiary will receive $4,167 monthly during the period December 2004 through November 2019 (see Summary Compensation Table, footnote 1, above).

The Company and Mr. Ives entered into an Employment Agreement dated February 7, 2005 (please see the Company’s current report on Form 8-K filed on February 9, 2005). The Employment Agreement (i) has an initial term that began on February 7, 2005 and ends on December 31, 2009; (ii) provides for an initial annual salary of $200,000, subject to annual review, plus the opportunity to earn annual incentive bonuses; (iii) provides for an employment inducement grant of a fully-vested option to purchase 30,000 shares of Company common stock; (iv) provides that the Company will grant Mr. Ives the option to acquire 50,000 additional shares of Company common stock under an amended stock option plan to be adopted in the future by the Company (these options will be granted to Mr. Ives in five equal installments of 10,000 options, with the first 10,000 options being granted on the date such option plan is adopted by the Company and the remaining 40,000 options being granted in four equal installments of 10,000 options on the first business day of each January during the remainder of the initial term of the Employment Agreement); (v) provides in certain events for severance payments by the Company to Mr. Ives if his employment is terminated, including severance payments upon the termination of his employment in connection with a change of control of the Company; and (vi) provides for a $500 monthly automobile allowance and payment of certain club membership dues.

The Company and Mr. Guthrie entered into an Employment Agreement dated June 9, 2006. The Employment Agreement (i) has an initial term that began on May 1, 2005 and ends on April 30, 2007; (ii) provides for an initial annual salary of $120,000, which is subject to at least annual review and has been increased to $123,600 as of January 1, 2006; and (iii) provides in certain events for severance payments by the Company to Mr. Guthrie if his employment is terminated, including severance payments upon the termination of his employment in connection with a change of control of the Company.

Mr. Ives’ and Mr. Guthrie’s salaries at December 31, 2005, were $200,000 and $120,000, respectively. In 2005, the Bank contributed $4,626 and $2,940 to the 401(k) Plan on behalf of Mr. Ives and Mr. Guthrie, respectively. Mr. Ives and Mr. Guthrie received taxable compensation of $310 and $286, respectively, related to group plan life insurance in 2005.

Option/SAR Grants Table

During the year ended December 31, 2004, the Company granted no stock options to its named executive officers. As noted above, during the year ended December 31, 2005, the Company granted to Mr. Ives options to purchase 30,000 shares of Company common stock.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides certain information concerning each exercise of stock options during the fiscal year ended December 31, 2004 by named executive officers and the fiscal year-end value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at FY- End 2004 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/Unexercisable
Robert J. Keogh	83,700	$926,813	-/-	-/-
Donald F. Price	—	—	21,900/-	$325,185	(1)

(1)	The market value of common stock at December 31, 2004, was $20.00 per share, and the exercise price for in-the-money-options was $3.25 on 900 shares, $3.75 on 4,000 shares, $4.25 on 4,000 shares, $4.75 on 4,000 shares, $5.13 on 3,000 shares, and $7.25 on 6,000 shares.

Compensation of Directors

Directors of the Company and directors of the Bank receive $500 for each Board of Directors meeting attended and $150 for each committee meeting attended. Committee Chairs receive $200 for each committee meeting chaired.

Under the terms of the 1999 Stock Option Plan, non-employee directors are also entitled to receive an automatic award of stock options following the first annual meeting of the shareholders of the Company that is held after such director is elected to be a member of the Board of Directors. The amount of shares covered by each automatic award of stock options is determined in the sole discretion of the Board of Directors.

Mr. Johnsen and the Bank entered into a deferred compensation arrangement in 1985 pursuant to which Mr. Johnsen deferred $12,000 of his director’s fees. The agreement provides for the Bank to pay Mr. Johnsen a retirement benefit of $3,355 per month for 120 months beginning on April 1 following his attainment of age 70. The agreement further provides that if Mr. Johnsen dies before his retirement benefit begins, the Bank will pay his designated beneficiary $1,976 per month for 120 months thereafter. Similar arrangements were made for the other outside directors of the Company serving in 1985 and for a number of years thereafter. Over the years, all of the participants in the arrangement except Mr. Johnsen have retired from Board service. The Company is the owner and beneficiary of an insurance policy on the life of Mr. Johnsen in the total face amount of $166,444 at December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of the Company’s common stock as of April 30, 2006, by each director, by each of the Company’s named executive officers, by each person known by the Company to be the holder of 5% or more of the Company’s outstanding common stock, and all of the Company’s directors and named executive officers as a group. As of April 30, 2006, 1,714,668 shares of the Company’s common stock were issued and outstanding. In calculating the number of shares of common stock which are beneficially owned (and thus the percentage of common stock beneficially owned) a person is deemed to own common stock if that person has the right to acquire beneficial ownership of common stock within sixty (60) days through the exercise of any option, warrant or right, or through the conversion of any security. Except as otherwise noted below, for purposes of this Form 10-KSB the address for each person listed above is 1450 S. Military Highway, Chesapeake, Virginia 23320.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Lisa F. Chandler	5,284	(1)	*
James A. Cummings	16,256	(2)	*
Wendell C. Franklin	3,295		*
F. Dudley Fulton	15,300		*
John O. Guthrie	0		*
Michael S. Ives	31,000	(3)	1.78%
David L. Kaufman	1,000		*
Stephen A. Johnsen	11,236	(4)	*
Thomas G. Johnson, III	5,900	(5)	*
Peter M. Meredith, Jr. Chairman & CEO Meredith Construction Company, Inc. 1014 W. 24th Street Norfolk, Virginia 23517	98,752	(6)	5.75%
Charles R. Malbon, Jr.	1,200		*
L. Allan Parrott, Jr.	5,800	(7)	*
Ross C. Reeves	7,900	(8)	*
Harvey W. Roberts, III	60,184	(9)	3.50%
Howard M. Webb	1,000		*
Barbara Zoby	1,900		*
Philip W. Wyne 348 Gamage Drive Norfolk, Virginia 23518	93,630	(10)	5.46%
Banc Fund V L.P. 208 South LaSalle Street Chicago, Illinois 60604	138,742	(11)	8.09%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Estate of Robert J. Keogh c/o Virginia Investment Counselors 999 Waterside Drive, Suite 1925 Norfolk, Virginia 23510	94,794	(12)	5.53%
All Named Executive Officers and Directors as a Group	266,007	(13)	15.04%

*	Indicates less than one percent.
(1)	Includes (a) 3,284 shares held in the name of the Lisa F Chandler Trust U/A dated 03/19/2001, and (b) 2,000 shares issuable upon exercise of options to purchase shares pursuant to the Company’s 1999 Stock Option Plan (“1999 Stock Option Plan”).
(2)	Includes (a) 11,000 shares owned jointly with Mr. Cummings’ wife and (b) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(3)	Includes 30,000 options issued pursuant to Mr. Ives’ Employment Agreement dated February 7, 2005.
(4)	Includes (a) 3,300 shares owned jointly with Mr. Johnsen’s wife and (b) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(5)	Includes 2,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(6)	Includes (a) 21,920 shares held as Meredith Realty Company, L.L.C., (b) 27,616 shares held as Pomar Holding, L.L.C. (c) 6,000 shares held as Meredith Realty Associates and (d) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(7)	Includes 800 shares held in trust for the benefit of Mr. Parrott’s children.
(8)	Includes (a) 750 shares owned by Mr. Reeves’ wife and (b) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(9)	Includes (a) 34,560 shares owned by Mr. Roberts’ wife, (b) 6,000 shares owned jointly with Mr. Roberts’ wife and (c) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(10)	Based on information provided by Mr. Wyne on February 21, 2006. Includes (a) 23,830 shares owned jointly with Mr. Wyne’s wife, (b) 8,000 shares owned by Mr. Wyne’s wife, (c) 1,000 shares owned by Mr. William R. Reid, over which Mr. Wyne shares voting power, and (d) 60,800 shares held in the name of the Philip Wirth Wyne Trust.
(11)	Based on a Schedule 13G/A filed by Banc Fund V L.P. on January 27, 2006. Includes (a) 112,242 shares beneficially owned by Banc Fund V L.P., (b) 22,500 shares beneficially owned by Banc Fund VI L.P., and (c) 4,000 shares beneficially owned by Banc Fund VII L.P.
(12)	Includes 83,800 shares held in the name of Mr. Keogh’s widow.
(13)	Includes 54,000 shares issuable to all named executive officers and directors as a group upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information, as of December 31, 2004, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	104,786	$6.07	138,832
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	104,786	$6.07	138,832

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Many directors of the Company and the Bank and their associates, including business concerns in which they are officers or directors or in which they and/or their immediate families have a substantial interest, are customers of the Bank. As such, they have had transactions with the Bank, including loans made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable loans to other parties. Such loans have not involved more than the normal risk of collectibility or other unfavorable features. See related party loan and deposit disclosures in Note 16 of the Consolidated Financial Statements included in this Form 10-KSB.

The Bank currently occupies 9,141 square feet of a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership (“IBV Partners”), which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of the Company and the Bank own, in the aggregate, approximately 12.6% of the limited partnership interests in IBV Partners. IBV Partners and the Bank entered into a lease in December 1986, which has subsequently been modified, pursuant to which the Bank leases certain facilities used for retail banking and operations purposes. See disclosures regarding the lease commitment in Note 15 of the Consolidated Financial Statements included in this Form 10-KSB.

The Company and the Bank purchase various types of business insurance through the Flagship Group, LTD (“Flagship”), of which Stephen A. Johnsen is Executive Vice President. Mr. Johnsen is a director and Secretary of the Board of Directors of the Company. Insurance premiums paid to Flagship as agent for commercial insurance providers amounted to $47,300 during 2004.

The Company retained the law firm of Willcox & Savage, P.C. in 2003 and 2004 in connection with certain legal matters, and expects to continue to do so in the future. Ross C. Reeves, a director of the Company, is a member of Willcox & Savage, P.C. The Company paid fees to the firm of $325 in 2003 and $18,891 in 2004.

The Company contracted in 2004 and 2003 with Meredith Construction Company, Inc. (“Meredith Construction”), of which Peter M. Meredith, Jr., is Chairman and Chief Executive Officer, for various construction, repair, and property maintenance and management services. Mr. Meredith is Chairman of the Board of the Company. The Company paid Meredith Construction $27,325 and $30,033 in 2004 and 2003, respectively, for property maintenance and management services. Payments for maintenance and management services exclude out-of-pocket payments to third parties for which there were dollar-for-dollar reimbursements by the Company to Meredith Construction. The Company has sold securities to Meredith Construction under agreements to repurchase, which constitute 6% of the securities sold by the Company under agreements to repurchase at December 31, 2004. See Note 9 of the Consolidated Financial Statements included in the Company’s annual report for additional information.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.5	Bylaws as amended (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.2	Lease dated December 29, 1996, between IBV Partners, L.P. as landlord, and Heritage Bank & Trust, as Tenant, for the lease of 7,581 square feet of space in a building located at 1450 South Military Highway, Chesapeake, Virginia. (Incorporated herein by reference to the Company’s Form 10-K for 1986 filed March 1987.)

10.3	Amendment to 1987 Employees’ Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Company’s Form 10-K for 1990 filed March 30, 1991.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-KSB for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 9, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie.

16.1	Letter from PKF Witt Mares, PLC to the Securities & Exchange Commission, dated December 29, 2005. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2005.)

21.1	Subsidiaries of the Registrant

23.1	Consent of PKF Witt Mares, PLC

Exhibits:

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Witt Mares, PLC (“Witt Mares”), independent public accountants, to audit the books and records of the Company for the years ended December 31, 2004 and 2003.

Audit Fees

The aggregate fees billed by Witt Mares for professional services for the fiscal years ended December 31, 2004 and 2003, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for those years, were $46,700 and $34,000, respectively.

Audit-Related Fees

The aggregate fees billed by Witt Mares for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2004 and $7,745 for the fiscal year ended December 31, 2003. Such services consisted of the performance of an information technology audit in 2003.

Tax Fees

The aggregate fees billed by Witt Mares in our fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $6,800 and $6,800, respectively. The nature of the services comprising those fees was the review of the Company’s consolidated tax return.

All Other Fees

The aggregate fees billed by Witt Mares in our fiscal years ended December 31, 2004 and December 31, 2003 for products and services provided by Witt Mares, other than the services reported above in this Item 14, were $0 and $4,995, respectively. Such services consisted of the performance of network intrusion testing services for the Company in 2003.

Audit Committee Administration of Engagement of Principal Accountants

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, scope and fee estimates. The independent auditors annually submit a written proposal that details all audit and audit related services. Audit fees are fixed and contained in the proposal, and the Audit Committee reviews the nature and dollar value of services provided under such proposal. Any revisions to such proposal after the engagement has begun are reviewed and pre-approved by the Audit Committee.

All of the services described above under the captions “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i)(C).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: June 9, 2006	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 9, 2006	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer
(Principal Executive Officer) and Director

June 9, 2006	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 9, 2006	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

June 9, 2006	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

June 9, 2006	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

June 9, 2006	/s/ James A. Cummings
James A. Cummings,
Director

June 9, 2006	/s/ Wendell C. Franklin
Wendell C. Franklin,
Director

June 9, 2006	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

June 9, 2006	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

June 9, 2006	/s/ David L. Kaufman
David L. Kaufman,
Director

June 9, 2006	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

June 9, 2006	/s/ L. Allan Parrott
L. Allan Parrott,
Director

June 9, 2006	/s/ Ross C. Reeves
Ross C. Reeves,
Director

June 9, 2006	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director

June 9, 2006	/s/ Howard M. Webb
Howard M. Webb,
Director

June 9, 2006	/s/ Barbara Zoby
Barbara Zoby,
Director