Form 10KSB
period 2005-12-31
HERITAGE BANKSHARES INC /VA
filed 2006-11-09
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

State issuer’s revenues for its most recent fiscal year: $11,703,373.

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of October 20, 2006: $23,374,711.*

As of October 20, 2006, 1,927,652 shares of common stock were issued and outstanding.

*	In calculating the aggregate market value, we have used $16.90 per share, which is the sales price of the Common Stock of the Company on October 20, 2006, and 1,383,119 shares of voting stock held by non-affiliates of the Company on October 20, 2006.

Part I

As used in this annual report on Form 10-KSB, the “Company”, “we”, “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Late Filing

As further described below in Item 6, “Management’s Discussion and Analysis or Plan of Operations – Restatement of Prior Financial Statements,” the Company has previously restated its financial statements for the years ended December 31, 2003, and 2002, as well as unaudited financial information previously released for 2004, to correct accounting errors identified by the Company in 2005. The restatement was complicated by several factors and was not completed until, on June 9, 2006, the Company filed its annual report on Form 10-KSB for the year ended December 31, 2004. (For detailed discussion of the restatement, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements,” Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-KSB for 2004.) The restatement process necessarily delayed management’s efforts in connection with the Company’s financial statements for the year ended December 31, 2005 and, therefore, the preparation and filing of this annual report on Form 10-KSB for 2005.

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

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products and services;

•	actions taken by our competitors;

•	changes in the prevailing interest rates;

•	changes in delinquencies and defaults by our borrowers;

•	changes in loan quality and performance;

•	changes in FDIC insurance premiums;

•	legislative or regulatory changes or actions that affect our business;

•	our ability to achieve financial goals and strategic plans;

•	litigation;

•	weaknesses in our internal control over financial reporting; and

•	credit and other risks of lending activities.

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

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2005, the Bank had assets of $204.4 million, with total loans held for investment of $130.4 million and deposits of $173.0 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2005, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, and Bankers Insurance, LLC, each of which offer various insurance and investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide these investment and insurance services to its customers. (In December of 2005, Sentinel Financial sold its entire interest in Bankers Title of Hampton Roads, LLC, another company that provides various banking and insurance services.)

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

Sentinel Trust Services, LLC (“Sentinel Trust”) is a wholly-owned subsidiary of the Company that was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust Company merged with AMG Guaranty Trust, a privately held provider of investment services. At December 31, 2005, Sentinel Trust owned 2,560 shares, or less than 1%, of the common stock of AMG Guaranty Trust.

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

The Company is involved in the construction and real estate lending market and actively extends both consumer and commercial credit. Loans consist of varying terms and may be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are made for purposes such as working capital, plant expansion, and equipment purchases. See Item 6, “Management’s Discussion and Analysis or Plans of Operations,” for a breakdown of loans by classification.

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population in 2004 of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of September 30, 2006, the Bank has a total of five retail offices located in the cities of Norfolk and Virginia Beach, Virginia. One of the Company’s Norfolk retail offices also includes a mortgage loan origination office.

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

Competition

The banking business in the MSA, and the Company’s principal market area, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2006, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.01%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2005, we employed 82 full-time equivalent employees. At September 30, 2006, we employed 78 full-time equivalent employees. Management considers its employee relations to be excellent.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes certain significant provisions of applicable federal and state laws and applicable regulations and the potential impact of such provisions on the Company and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact the operations of the Company and the Bank.

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

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends to its shareholders depends upon the cash dividends it receives from the Bank. The Company must pay operating expenses from funds it receives from the Bank. Therefore, shareholders may receive cash dividends from the Company only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, and permits dividends only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Virginia corporation, our payment of cash dividends also is subject to the restrictions under Virginia law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain preferential liquidation rights. (See below for discussion regarding regulatory considerations for dividends payable by the Bank.)

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

Legislation

Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act (“SOX”) was enacted. SOX is not a banking law, but applies to all public companies, including the Company. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Given the extensive role of the Securities and Exchange Commission (the “SEC”) in implementing and interpreting the rules relating to many of SOX’s new requirements, the potential impact on the Company of these requirements may not be determined for some time.

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

Bank Secrecy Act; USA PATRIOT Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction that involves more than $5,000 and which the financial institution knows, suspects or otherwise has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the September 11, 2001, terrorist attacks, strengthens the anti-money laundering provisions of the BSA. Many of the new provisions added by the Patriot Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities, and thus do not apply to the Bank because it does not have significant foreign business. However, the Patriot Act does require federal banking regulators to consider a bank’s record of compliance under the BSA in acting on any application filed with such federal regulators. In January of 2005, the Bank entered into a confidential Memorandum of Understanding (“MOU”) with the Federal Reserve with respect to deficiencies in its compliance with certain provisions of BSA. The deficiencies were discovered in the Federal Reserve’s annual review of the Bank’s policies and procedures in late 2004, and the Bank entered into the MOU to remedy the deficiencies on a going-forward basis. The Bank took corrective measures outlined in the MOU and, accordingly, the MOU was terminated in October 2006. The Federal Reserve undertook a limited scope BSA examination of the Bank in 2005 and, subsequent to that examination, approved the Bank’s application to open its branch in Virginia Beach. The Bank’s record of compliance with the BSA will be an additional factor in any applications filed with federal regulators in the future.

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

Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies are available to the borrower or consumer and the Bank is subject to penalties if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Branch Banking. All banks located in Virginia are authorized to branch statewide. Accordingly, a bank located anywhere in Virginia has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within the Bank’s our market area. Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable Virginia statutes permit regulatory authorities to approve de novo branching in Virginia by institutions located in states that would permit Virginia institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2005, the Bank met its reserve requirements.

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

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital:

•	A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level.

•	A bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more).

•	A bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4% or a leverage ratio of less than 3%.

•	A bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3% and a leverage ratio of less than 3%.

•	A bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%. In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the otherwise applicable capital guidelines.

If a state member bank, such as the Bank, is classified as “undercapitalized,” the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for that bank. In addition, if a state member bank is classified as undercapitalized, the Federal Reserve may take certain actions to correct the capital position of the bank.

If a state member bank is classified as “significantly undercapitalized,” the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. Moreover, if a bank is classified as “critically undercapitalized,” the bank must be placed into conservatorship or receivership within 90 days, unless the FDIC determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2005, the Bank was classified as “well-capitalized.”

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

•	We have identified material weaknesses and significant deficiencies in our internal control over financial reporting. Our management has identified numerous material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective as of December 31, 2005. (Additional information on these issues, and our ongoing efforts to improve internal controls, is included in Item 8A, “Controls and Procedures,” found later in this report and in our annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006.)

•	No system of internal control can be relied upon to discover or prevent all discrepancies. However, our risk is significantly greater because material weaknesses and significant deficiencies existed in our internal controls in prior periods. We can give you no assurance that we have discovered all material errors in our financial reporting.

•	Although we believe that our efforts to date have strengthened some of our internal controls and addressed some of the concerns that gave rise to the material weakness, we have much work ahead of us to bring our internal controls over financial reporting to a satisfactory level. While we believe that our efforts to improve internal controls will be successful and that we will be able to maintain adequate controls over our financial processes and reporting in the future, we cannot be certain of the outcome of our efforts or when we will be able to achieve our goal. Any failure to implement or maintain effective internal controls could harm our operating results, cause us to fail to meet our reporting obligations in a timely manner, and/or permit material errors in our financial reporting.

•	Any of the matters described above could cause a decline in the value of our shares or cause trading in our stock to be restricted.

•	Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal authorities to protect depositors, the public or the insurance funds maintained by the FDIC. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks, including the Bank, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. See Item 1, “Description of Business – Supervision and Regulation” above, for more information about applicable banking laws and regulations. In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions in certain respects, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

•	We rely heavily on our management team and on our ability to attract and retain key personnel. We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chief Executive Officer, and our other executive and senior lending officers. We also rely heavily on our management team to maintain and improve our internal controls, accounting and reporting systems. We need to increase the depth of our management team in order to meet our existing challenges, and to meet our growth and profitability objectives. We have entered into employment agreements with our Chief Executive Officer and certain other key executives. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The failure to expand our management team or the loss of our Chief Executive Officer, Chief Financial Officer or other key employees for any reason could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

•	We depend on the profitability of the Bank. We are a single bank holding company and our business is owning all of the outstanding stock of the Bank. As a result, our operating results and financial position depend on the operating results and financial position of the Bank. Many factors could adversely affect our short and long term operating performance, including those described below.

•	We may incur losses if we are unable to successfully manage interest rate risk. Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We occasionally engage in marketing and promotions that offer above-market rates to attract deposits. Changes in interest rates will affect our operating performance and financial condition in diverse ways, including the pricing of loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

•	We may be adversely affected by economic conditions in our market area. We are headquartered in Norfolk, Virginia, and our market includes the greater Hampton Roads metropolitan area. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the greater southeast Virginia area. Changes in the economy may influence the growth rate of our loans and deposits, and the quality of our loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

•	Our loans secured by real estate may increase our credit losses, which would adversely affect our financial results. We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major downturn in the real estate market could adversely affect the value of our collateral for real estate loans and our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, however, and as a result credit losses may occur in the future.

•	If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Although we believe our allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our loan loss provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

•	We may suffer losses in the Bank’s loan portfolio despite its underwriting practices. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers, and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for our loans, the Bank may incur losses on loans that meet these criteria.

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry. We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions, for deposits, loans and other financial services in our market area. Most of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may be able to offer financing on more favorable terms than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

•	The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. Patriot Act, the Bank Secrecy Act and the Sarbanes-Oxley Act of 2002 and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Many of these regulations are or will become applicable to our company. As a result, we have experienced and expect to continue to incur increased compliance costs, including costs related to implementing and maintaining internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls. These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

•	Our ability to operate profitably may be affected by our ability to implement technologies into our operations. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our market may be affected by the extent to which we are able to utilize technological changes. If we are not able to implement new technologies at a cost that is reasonable and appropriate for a bank of our size, properly or timely anticipate them, or properly train our staff to use them, our business, financial condition or operating results could be adversely affected.

•	There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them. The trading in the shares of our common stock has historically been limited. On July 7, 2005, our common stock was removed from quotation on the Over the Counter Bulletin Board (“OTCBB”) as a result of our failure to remain current in our reporting requirements under Section 13 of the Securities Act of 1934, as amended. Since that time, our shares have been quoted only on the Pink Sheets over-the-counter market, which is less well-known than the OTCBB and may have caused trading in our shares to be even more limited. Once we are current in our reporting requirements, we intend to seek to have our shares quoted once again on the OTCBB. Even in that event, trading on the OTCBB is more limited than on the national exchanges such as the New York Stock Exchange or NASDAQ, so there will continue to be a limited trading market for our stock. Even if a more active market for our stock develops, there can be no assurance that it will continue, or that you will be able to sell your shares at the desired price.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2005, the Bank operated from seven locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage

200 East Plume Street, Norfolk, Virginia	Retail Banking Office, Corporate Headquarters	Owned	4,400 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office, Real Estate Finance, and Mortgage Lending Department	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Retail Banking Office	Leased	2,440 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Operations Center	Leased	10,133 sq. ft.

3500 Virginia Beach Boulevard, Virginia Beach, Virginia	Retail Banking Office	Leased	3,800 sq. ft.

225 East City Hall Avenue, Norfolk, Virginia	Commercial Loan Office	Leased	2,186 sq. ft.

As described above, the facility located at South Military Highway, Chesapeake, Virginia, is owned by IBV Partners, an affiliate of the Company, which leases to the Company certain space in the facility on a month-to-month basis. The Bank consolidated the Retail Banking operations at the South Military Highway office into the North Military Highway office in May 2006.

The Virginia Beach Boulevard Retail Banking office lease expires in May 2010 with an option to renew for an additional 5-year term. The East City Hall Avenue Commercial Loan office lease expires in March 2007 with an option to renew on a month-to-month basis for up to 6 months.

During 2005, the Bank acquired, or entered into agreements for the purpose of acquiring, the following sites with the intention of opening future Retail Banking offices:

1756 Laskin Road, Virginia Beach, Virginia	Site purchased in October 2005

601 Lynnhaven Parkway, Virginia Beach, Virginia	Site purchased in June 2006

In addition, in September 2005, the Bank entered into an agreement to lease, through April 2017, approximately 6,665 sq. ft. in a new facility located in downtown Norfolk, Virginia, for the purpose of opening a Retail Banking, Commercial Lending and Executive office currently planned for 2007. The Bank is also currently negotiating to lease an additional 3,464 sq. ft. in this facility. The Bank currently intends to consolidate its Plume Street and East City Hall Avenue offices and staff into this new facility upon occupancy; as a result, the Bank currently does not intend to renew its lease for the East City Hall Avenue facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of (or at any other time during) the fiscal year ended December 31, 2005. Due to the need to restate its financial statements for the years ended December 31, 2003 and 2002, and the delayed filing of the 2004 annual report on Form 10-KSB, the Company deferred its 2005 annual meeting and will conduct all necessary business in conjunction with the Company’s 2006 annual meeting, currently planned for late December 2006.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently quoted in the Pink Sheets over-the-counter securities market under the symbol “HBKS.PK”. The Company’s common stock was quoted on the OTCBB through July 6, 2005. The following table sets forth the high and low closing sales price for the common stock by calendar quarters for 2005 and 2004.

	HIGH	LOW
2005

Fourth Quarter	$16.75	$14.40
Third Quarter	18.50	15.45
Second Quarter	17.95	16.30
First Quarter	20.16	16.30

2004

Fourth Quarter	$20.00	$16.60
Third Quarter	17.50	14.50
Second Quarter	16.25	14.28
First Quarter	16.50	15.08

At December 31, 2005, there were 926 record holders of the 1,714,668 outstanding shares of the Company’s common stock. At September 30, 2006, there were 905 record holders of the 1,927,652 outstanding shares of the Company’s common stock.

In July 2005, the Company engaged Registrar and Transfer Company as the Company’s transfer agent. Prior to that time, the Company acted as its own transfer agent.

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

There were no repurchases of the Company’s common stock during the fourth quarter of (or at any other time during) the fiscal year ended December 31, 2005.

Dividends

The Company’s Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company’s financial condition, results of operations, capital requirements, general business conditions and other relevant factors, and the Company’s dividend policy may change from time to time at the discretion of the Board of Directors depending on such factors. The Company’s principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared cash dividends of $0.24 and $0.22 per share, in aggregate, in 2005 and 2004, respectively. Regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its shareholders are discussed above in Item 1, “Description of Business - Supervision and Regulation,” and described in Note 17 to the Consolidated Financial Statements under “Financial Statements.”

Recent Sales of Unregistered Securities

Pursuant to a 2006 private placement of up to 200,000 shares of common stock, offered only to its directors and executive officers (the “Private Placement”), the Company sold a total of 185,584 shares of its common stock at a price of $15.50 per share and received total proceeds of approximately $2.9 million. (The Private Placement was effected through two separate closings, an initial closing that occurred on June 30, 2006 and a second closing that occurred on July 31, 2006. Please see the Company’s current reports on Form 8-K filed on July 5, 2006 and August 1, 2006.) No fee was paid to any underwriter, placement agent or finder in connection with the Private Placement. The Private Placement was offered only to directors and executive officers of the Company, all of whom are “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, which exempts certain transactions by an issuer not involving any public offering. The Company did not engage in any public advertising or general solicitation in connection with the Private Placement. The Company provided the offerees with a confidential private placement memorandum, including certain reports filed with the Securities and Exchange Commission and other financial and business information. In addition, as noted above, all of the offerees in the Private Placement were directors and/or executive officers of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Restatement of Prior Financial Statements

On March 28, 2005, management concluded that the Company’s financial statements and data for 2004, including the quarterly reports on Form 10-QSB and the quarterly and year-end results of operations announced by press release on January 31, 2005, should no longer be relied upon due to prior accounting errors. Management then concluded on November 3, 2005 that the Company’s financial statements for the years ended December 31, 2003 and December 31, 2002, should be restated and no longer be relied upon, again as a result of previous accounting errors. Specifically, errors were identified in the Company’s accounting for deferral of loan origination fees and direct loan origination costs, its deferred compensation plan, its treatment of certain stock options, and various other matters. Accordingly, the financial statements and notes as of and for the years ended December 31, 2003 and 2002, as well as (unaudited) financial information previously released for 2004, were restated to correct these accounting errors. (For detailed discussion on the restatement, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements”, Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006.) All financial data for 2004, 2003 and 2002 contained in this annual report on Form 10-KSB reflects the restated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans which may be uncollectible. If judgments and assumptions were to significantly differ from those used by management to estimate the allowance, the allowance for loan losses and the provision for loan losses on the income statement could be impacted materially. In addition, the allowance for loan losses is subject to review by various regulators who conduct examinations of the allowance for loan losses, and may require adjustments to the allowance based upon their assessment regarding its adequacy and the methodology used. (For further discussion of the allowance for loan losses, see “Lending Activities – Allowance for Loan Losses” located in Management’s Discussion and Analysis below.)

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

Deferral of Loan Fees and Origination Costs. SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases,” generally requires that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the Company utilizes estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

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

Selected Financial Ratios

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information presented should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

	FOR THE YEARS ENDED DECEMBER 31
	2005	2004	2003
Return on average assets (1)	0.44%	1.11%	1.26%
Return on average equity (2)	5.03%	11.47%	13.33%
Average equity to average assets (3)	8.71%	9.71%	9.49%
Dividend payment ratio (4)	51.06%	22.22%	8.41%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Represents dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. At December 31, 2005, the Company’s total assets increased by $50.9 million, or 33.1%, compared to total assets at the end of 2004. The increase in assets resulted primarily from an increase in the balance of federal funds sold, loans held for investment, and premises and equipment, offset by a reduction in the balance of investment securities.

Investment Securities. Investment securities decreased by $5.5 million, or 35.6%, as compared to December 31, 2004, due to portfolio maturities.

Loans. Loans held for investment at December 31, 2005 were $130.4 million, which represents an increase of $6.9 million, or 5.6%, from the balance of $123.5 million at December 31, 2004.

Asset Quality. The Company’s total nonperforming assets decreased to $230,400, or 0.11% of assets, at December 31, 2005, compared to $960,600, or 0.62% of assets, at December 31, 2004. The aggregate decrease of $730,200 resulted from a $432,900 reduction in nonperforming loans and the sale of $297,300 in REO during 2005. At December 31, 2005, there was no REO, compared to $297,000 of REO at the end of 2004.

Deposits. Deposits increased by $39.7 million, or 29.8%, from $133.1 million at December 31, 2004 to $172.8 million at December 31, 2005, due to growth in noninterest bearing and money market deposits.

Borrowed Funds. At December 31, 2005, the Company’s borrowed funds consisted of advances from the FHLB of Atlanta and securities sold to customers under agreements to repurchase (“repos”). FHLB advances increased by $10.0 million as a result of a five year fixed-rate loan made to the Company during 2005. The balance of customer repos increased by $2.2 million, from $2.0 million at December 31, 2004 to $4.2 million at December 31, 2005. These increases were partially offset by a $1.7 million decrease in other short-term borrowings.

Capital. Stockholders’ equity increased by $425,000, or 2.7%, from $15.6 million at December 31, 2004 to $16.1 million at December 31, 2005. Stockholders’ equity increased primarily as a result of a $768,000 increase in the Company’s comprehensive income, reduced by the payment of cash dividends of $410,000 to stockholders.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2005 and 2004, average interest-earning assets were $170.1 million and $137.9 million, respectively. During these same years, the Company’s net interest margins were 3.70% and 3.99%, respectively.

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

	YEAR ENDED DECEMBER 31, 2005			YEAR ENDED DECEMBER 31, 2004			YEAR ENDED DECEMBER 31, 2003
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$126,428	$8,466	6.70%	$114,387	$7,021	6.14%	$93,792	$5,959	6.35%
Investment securities-taxable	12,292	362	2.94%	17,121	525	3.07%	16,654	636	3.82%
Investment securities-non-taxable (2)	1,114	48	4.30%	1,090	47	4.30%	913	40	4.44%
FHLB and Federal Reserve Stock	758	33	4.42%	417	16	3.77%	360	16	4.48%
Federal funds sold	29,487	1,135	3.87%	4,889	50	1.03%	11,037	115	1.04%

Total interest-earning assets	170,079	10,044	5.91%	137,904	7,659	5.55%	122,756	6,766	5.51%
Non-interest earning assets
Other assets	14,666			11,829			10,396

Total assets	$184,745			$149,733			$133,152

Interest-bearing liabilities
Money market, NOW accounts	$42,662	$677	1.59%	$31,008	$146	0.47%	$22,040	$93	0.42%
Savings deposits	5,748	49.85%		5,750	37	0.65%	5,216	42	0.81%
Certificates of deposit	71,632	2,518	3.52%	65,197	1,933	2.96%	63,097	2,041	3.23%

Total deposits	120,042	3,244	2.70%	101,955	2,116	2.08%	90,353	2,176	2.41%

Other borrowings	11,926	501	4.20%	4,541	36	0.79%	5,381	40	0.73%

Total interest-bearing liabilities	131,968	3,745	2.84%	106,496	2,152	2.02%	95,734	2,216	2.32%

Non interest-bearing liabilities
Demand deposits	35,054			27,763			23,745
Other liabilities	1,640			941			1,038

Total liabilities	168,662			135,200			120,517

Stockholders’ equity	$16,083			14,533			12,635

Total liabilities and stockholders equity	$184,745			$149,733			$133,152

Net interest income and interest rate spread		$6,299	3.07%		$5,507	3.53%		$4,550	3.19%

Net interest margin			3.70%			3.99%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	128.88%			129.49%			128.23%

(1)	For the years ended December 31, 2003 and 2004, daily average balances are calculated using the daily average balances for the Bank and an average of month-end balances for the parent only. These calculations do not necessarily include adjustments to accounts other than as of month end. For the year ended December 31, 2005, average balances are computed by averaging month-end balances. Average balances for all periods have been adjusted by certain restatement related items.
(2)	Yields on tax-free loans and investments have not been adjusted for tax equivalency.
(3)	For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

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

	Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to			Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$775	$670	$1,445	$1,270	$(209)	$1,061
Investment securities taxable	(143)	(21)	(164)	17	(128)	(111)
Investment securities non-taxable	1	—	1	8	(1)	7
FHLB & FRB stock	15	3	18	2	(3)	(1)
Fed funds sold	702	383	1,085	(64)	1	(63)

Total interest income	1,350	1,035	2,385	1,233	(340)	893

Interest expense
Deposits:
Money Market/NOW accounts	72	459	531	41	11	52
Savings deposits	—	12	12	4	(9)	(5)
Certificates of deposit	203	382	585	66	(174)	(108)
Borrowings	367	98	465	(5)	2	(3)

Total interest expense	642	951	1,593	106	(170)	(64)

Net interest income Increase (decrease)	$708	$84	$792	$1,127	$(170)	$957

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Overview. The Company’s pre-tax income was $1.2 million for the year ended December 31, 2005 compared to $2.3 million in 2004, a decrease of $1.1 million. During 2005, net interest income increased by $792,000, the provision for loan losses decreased by $420,000, other noninterest income increased by $262,000, and other noninterest expenses increased by $2.6 million. Net income, after tax, in 2005 was $809,000, a decrease of $858,000 from $1.7 million in 2004. Diluted earnings per share decreased by $0.50, from $0.96 per share in 2004 to $0.46 per share in 2005.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $792,000 in 2005. This increase resulted from a $2.4 million increase in interest income offset by a $1.6 million increase in interest expense, as compared to 2004.

Interest on loans increased by $1.4 million, or 20.6%, from $7.0 million in 2004 to $8.4 million in 2005. This increase was attributable to a $12.0 million increase in the average balance of loans, and an increase in the yield on the Company’s loan portfolio from 6.14% in 2004 to 6.70% in 2005.

Interest on investment securities decreased by $163,000 in 2005 compared to 2004. This decrease resulted primarily from a decrease in the average balance of the portfolio from $18.2 million in 2004 to $13.4 million in 2005. Interest on federal funds sold increased by $1.1 million, due to the average balance increasing from $4.9 million in 2004 to $29.5 million in 2005 and an increase in the average rate from 1.03% in 2004 to 3.87% in 2005. The growth in the balance of federal funds sold was primarily related to a $18.1 million growth in the average balance of deposits and a $7.4 million increase in the average balances of borrowings from December 31, 2004 to December 31, 2005. During a rising interest rate environment with a flat yield curve, management elected to invest in federal funds sold until more attractive investment or lending opportunities arose.

The Company’s interest expense increased by $1.6 million compared to 2004, as a result of an increase in interest paid on both deposits and borrowings. Interest paid on deposits increased by $1.1 million, resulting from an increase in the average balance of interest-bearing deposits from $102.0 million in 2004 to $120.0 million in 2005 and from an increase in the average cost of interest-bearing deposits from 2.08% in 2004 to 2.70% in 2005. Interest paid on borrowed funds increased by $465,000, from $36,000 in 2004 to $501,000 in 2005, primarily as a result of the Company borrowing $10.0 million in 2005 from the FHLB of Atlanta at a fixed rate of 4.54% with a maturity in 2010.

The Company’s net interest margin decreased from 3.99% for the year ended December 31, 2004 to 3.70% for the year ended December 31, 2005. The interest rate spread decreased from 3.53% to 3.07% for the same periods. The decrease in the Company’s interest rate spread occurred because the cost of its interest-bearing liabilities increased 82 basis points, from 2.02% in 2004 to 2.84% in 2005, which more than offset the 36 basis point increase in yield on interest-earning assets, which increased from 5.55% in 2004 to 5.91% in 2005.

Provision for Loan Losses. The Company’s provision for loan losses decreased by $420,000, from $453,000 in 2004 to $33,000 in 2005. This decrease in the provision for loan losses resulted primarily from the nonrecurrence in 2005 of a $353,000 impairment provision in 2004 related to a lending relationship with one borrower.

Other Noninterest Income. Total other income in 2005 was $1.7 million, an increase of $262,000 over 2004:

•	Gains on the sale of real estate owned (“REO”) were $427,000 in 2005 compared to no gains or losses on the sale of REO in 2004. At December 31, 2004, the Company reclassified as REO four properties that had been previously and improperly classified as investment property. All of the properties were sold during the first three quarters of 2005.

•	Service charges on deposit accounts increased by $95,000, from $300,000 in 2004 to $395,000 in 2005, due to an increase in transaction accounts as well as a more systematic application of appropriate account fees.

•	Late charges and other loan fees increased by $98,000, from $90,000 in 2004 to $188,000 in 2005, primarily due to an increase in prepayment penalties collected on loans paid before maturity.

•	These increases in noninterest income were offset by the nonrecurrence in 2005 of $373,000 in bank-owned life insurance income, a significant item of non-recurring noninterest income recorded in 2004.

Other Noninterest Expense. Total other expenses increased by $2.6 million, from $4.2 million in 2004 to $6.8 million in 2005:

•	Compensation increased by $938,000, from $2.2 million in 2004 to $3.2 million in 2005, related primarily to a $1.3 million increase in salary and various benefit costs, partially offset by a $286,000 decrease in deferred compensation expense. The Company’s number of full-time equivalent employees increased from 51 at December 31, 2004 to 82 at December 31, 2005. In addition to opening a new retail banking office in Virginia Beach, the Bank has also recruited a number of additional lending, retail banking, accounting and administrative personnel intended to provide a foundation for future growth of the Bank. The decrease in deferred compensation expense resulted from the nonrecurrence in 2005 of expenses incurred in 2004 to adjust the liability in connection with the death of a plan participant in 2004, and to also adjust the deferred compensation liability, at December 31, 2004, to reflect a change in estimates to the discount rates used to calculate that liability.

•	Professional fees increased by $428,000, from $106,000 in 2004 to $534,000 in 2005, primarily as a result of an $81,000 increase in accounting and audit fees, and a $333,000 increase in legal fees due to various corporate legal matters, including expense associated with the restatement of the Company’s financial statements for prior periods, updating the Company’s stock option plan, and branch development.

•	Contract employee services increased by $283,000, from $10,000 in 2004 to $293,000 in 2005, primarily related to $277,000 in expenses for consultants and contract accounting staff utilized in the Company’s restatement process.

•	Marketing expenses increased by $248,000, from $49,000 in 2004 to $297,000 in 2005, as a result of approximately $38,000 in expenses associated with the Bank’s name and logo change, a $101,000 increase in advertising and other general marketing expense, and a related $109,000 expense for advisory board incentive campaigns initiated in 2005. The Bank formed Advisory Boards in 2005 and has implemented an Advisory Board Incentive Campaign through a model developed by the Bank’s staff.

•	The Company’s expenditures for furniture and fixtures increased by $241,000, from $211,000 in 2004 to $452,000 in 2005, due to the impact of the Bank’s infrastructure and expansion initiatives. From 2004 to 2005, expenses increased related to service contracts, software maintenance, general office equipment and supplies, and depreciation on furniture, equipment and software.

•	The Bank also incurred a $124,700 impairment charge related to its investment in Bankers Investment Group, LLC, a retail stock brokerage firm sponsored by the Virginia Bankers Association.

•	Occupancy, stationery and supplies, and data processing expense increased by $94,000, $73,000 and $53,000, respectively, from 2004 to 2005, due to the Bank’s expansion.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2005 was $373,000 compared to $610,000 for 2004, which represented effective tax rates of 31.5% and 26.8%, respectively. The primary reason for the increased effective tax rate in 2005 was related to the non-taxable life insurance proceeds recorded in 2004.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31
	2005	2004
Noninterest income
Service charges on deposit accounts	$395,520	$300,478
Gains on sale of other real estate owned	427,066	—
Gains on sale of loans, net	260,353	234,093
Income from bank-owned life insurance, net	20,356	393,421
Late charges and other fees on loans	187,687	89,890
Consumer credit card fees	80,603	79,878
ATM fees	85,932	76,282
Merchant discount fees	51,624	49,820
Other	149,970	173,087

Total noninterest income	$1,659,111	$1,396,949

	Years Ended December 31
	2005	2004
Noninterest expense
Compensation	$3,159,118	$2,221,244
Data Processing	366,161	312,970
Occupancy expenses	371,721	278,070
Furniture and equipment expense	452,141	211,138
Contract employee services	292,577	9,637
Taxes and licenses	152,551	123,046
Professional fees	534,195	105,531
ATM transaction expense	103,240	76,211
Credit card expense	81,989	72,371
Stationery and supplies	144,671	72,043
Telephone expense	67,043	63,970
Postage	55,544	59,163
Courier	59,563	52,515
Marketing expense	297,260	49,419
Service bureau expense	60,017	49,530
Insurance expense	54,234	39,266
Travel	47,977	33,836
Shareholder expense	35,092	30,292
Training expense	46,237	27,821
Loan servicing expense	61,305	27,011
FDIC insurance	18,238	18,159
Impairment – Bankers Investment	124,685	—
Other miscellaneous	157,758	240,687

Total noninterest expense	$6,743,317	$4,173,930

Other Matters

Pursuant to a 2006 private placement of up to 200,000 shares of common stock, offered only to its directors and executive officers (the “Private Placement”), the Company sold a total of 185,584 shares of its common stock at a price of $15.50 per share and received total proceeds of approximately $2.9 million. (The Private Placement was effected through two separate closings, an initial closing that occurred on June 30, 2006 and a second closing that occurred on July 31, 2006. Please see the Company’s current reports on Form 8-K filed on July 5, 2006 and August 1, 2006.) See Part II, Item 5, “Recent Sale of Unregistered Securities” for further detail.

On September 28, 2006, the Company entered into a Loan Agreement (the “Loan Agreement”) with Cardinal Bank (“Cardinal”). Pursuant to the Loan Agreement and a Promissory Note dated September 28, 2006 made by the Company to Cardinal (the “Note”), Cardinal agreed to loan to the Company a total of Five Million Dollars ($5,000,000) (the “Loan”). (The Loan was funded in its entirety on September 29, 2006.) The Loan bears interest at an annual rate equal to the 30-day LIBOR rate plus 2.4%, with interest paid on a monthly basis and, if not sooner paid, the Loan is payable in full on September 30, 2011. The Loan is not guaranteed by any third party and is not secured. The Company contributed the proceeds of the Loan to the Bank’s capital. The Loan Agreement requires the Company to comply with a “regulatory leverage capital ratio” and a “non-performing assets ratio.” The Loan Agreement contains other affirmative covenants, including reporting requirements, covenants regarding conduct of business, payment of obligations (including taxes), inspection rights, compliance with laws and the obligation to maintain a meaningful deposit relationship with Cardinal. The events of default under the Loan Agreement (and the Note) include payment defaults, misrepresentations, breaches of covenants, bankruptcy events, judgments and changes of control. See the Form 8-K filed by the Company on October 3, 2006 for further detail.

The Company also plans in the future to consider raising additional capital through the issuance of both common stock and preferred trust securities.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. Accordingly, subsequent to January 1, 2006, any grants of stock options by the Company will result in a charge to earnings on the later of (1) the grant date, or (2) upon shareholder approval of any proposed incentive plan related to the grants. The effect of results on operations will depend on the number of options granted, the calculation of the fair value of the options granted, the service period and other terms provided in the grants, and the estimate of forfeitures.

On July 26, 2006, the Company’s Board of Directors approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 200,000 shares of the Company’s common stock. The Board of Directors also granted 70,000 stock options to Mr. Ives at an exercise price of $15.56, and a total of 24,000 stock options to certain of its nonemployee directors at an exercise price of $18.67, pursuant to the 2006 Incentive Plan. The 2006 Incentive Plan and the outstanding option grants thereunder are subject to the approval of the shareholders of the Company within twelve (12) months after July 26, 2006. Concurrently with its approval of the 2006 Incentive Plan, the Board of Directors terminated the Company’s ability to issue new awards under the 1987 Stock Option Plan and 1999 Stock Option Plan, pending the approval by the Company’s shareholders of the 2006 Incentive Plan. On October 25, 2006, the Board of Directors increased to 250,000 the number of shares of the Company’s common stock that are available under the 2006 Incentive Plan, and granted, at an exercise price of $16.65, 74,000 additional options thereunder, all subject to shareholder approval of the plan.

As the Company is currently reviewing option valuation methodologies, we cannot at this time predict the effect on results of operations related to the 2006 grants.

Lending Activities

Loans held for investment, net of unearned fees and costs, at December 31, 2005 were $130.4 million compared with $123.5 million at December 31, 2004, an increase of $6.9 million or 5.6%. As a percentage of average earning assets, average loans were 74.3% at December 31, 2005, and 83.0% at December 31, 2004. Loans secured by real estate increased by $9.3 million in 2005.

General. The Bank engages in a wide range of lending activities, which include the origination, primarily in the Bank’s market area, of (1) commercial business loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, and (5) home equity, consumer and residential mortgage loans. At December 31, 2005, the Bank’s loans held for investment, net of allowance for loan losses and unearned fees/costs, in all categories totaled $130.4 million.

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

Revolving lines of credit are typically secured by various assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, when appropriate, and are re-underwritten annually before renewal. Interest rates on revolving lines of credit generally are variable. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or variable rate basis. In general, these credit facilities carry the unconditional guarantees of the owners and/or stockholders.

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

The Bank’s commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally include provisions for interest rate adjustments after the loan is three to five years old. The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 85%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

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

The Bank underwrites and processes land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For residential land acquisition and development loans, the Bank uses a lower loan-to-value ratio, which is a maximum of 65% for unimproved land and 75% of the appraised value of the developed lots as determined in accordance with the Bank’s appraisal policies for developed lots for single-family or townhouse construction and discounted, when appropriate, to reflect absorption periods in excess of one year. The Bank can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually larger in amount and involve more risk than individual lot loans, the Bank carefully evaluates the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if the borrower’s assumptions prove inaccurate.

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

The Bank originates residential mortgage loans secured by properties located in its primary market area in Hampton Roads, Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate or adjustable rate mortgage loans. The Bank generally underwrites loans to be retained by the Bank on terms consistent with secondary mortgage market standards. The Bank underwrites loans to be sold to secondary market investors after closing on terms specified by the investors. Most of the Bank’s residential mortgage loans are sold to secondary market investors promptly after closing.

The following table sets forth, at the dates indicated, the Company’s loan portfolio composition by type of loan:

	At December 31
	2005	2004	2003	2002	2001
Commercial	$17,927,074	$19,582,518	$19,803,180	$13,920,806	$13,767,525
Real estate - mortgage	98,801,013	90,513,054	71,422,680	58,077,032	53,416,568
Real estate - construction	10,013,033	9,042,071	3,551,281	4,170,760	6,110,906
Installment and consumer	4,665,853	5,595,735	6,844,998	6,413,711	6,517,187

Total gross loans	131,406,973	124,733,378	101,622,139	82,582,309	79,812,186

Allowance for loan losses	(1,335,001)	(1,264,000)	(1,186,854)	(1,087,840)	(1,085,148)
Unearned loan costs (fees)	348,354	59,245	126,825	114,436	(37,792)

Loans, net	$130,420,326	$123,528,623	$100,562,110	$81,608,905	$78,689,246

The following table presents (i) the aggregate maturities of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2005

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$8,410,477	$5,896,039	$3,620,559	$17,927,075	13.64%
Real Estate-Mortgage	21,084,372	15,382,047	62,334,593	98,801,012	75.19%
Real Estate-Construction	10,013,033	—	—	10,013,033	7.62%
Consumer	1,133,947	3,389,097	142,809	4,665,853	3.55%

	$40,641,829	$24,667,183	$66,097,961	$131,406,973	100.00%

Loans Maturing After 1 Year	Total
Fixed rate loans	$24,762,181
Variable rate loans (includes loans subject to call)	66,002,963

$90,765,144

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

The Company continuously reviews its loan portfolio by reviewing its credit quality through ongoing credit review processes and constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes two basic elements: (1) specific allowances for individual loans, and (2) general allowances for loan portfolio segments which factor in historical loan loss experience and delinquency rates for the Company and the banking industry, as well as loan portfolio mix, growth and trends, and economic conditions.

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

The allowance for loan losses was $1.3 million, or 1.01% of total loans held for investment, net of unearned fees and costs, at December 31, 2005. This compares to an allowance of $1.3 million, or 1.01% of such loans, at year-end 2004 as reflected in the table below.

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

The following table sets forth, for the periods indicated, a summary of activity in the Company’s allowance for loan losses:

	At or for the Year Ended December 31
	2005	2004	2003	2002	2001
Balance at beginning of year	$1,264,000	$1,186,854	$1,087,840	$1,085,148	$1,055,216

Charge-offs:
Commercial	14,963	353,697	—	39,544	—
Real estate	4,093	—	—	—	—
Consumer	31,572	32,616	32,800	59,227	45,882

Total charge-offs	50,628	386,313	32,800	98,771	45,882

Recoveries
Commercial	80,000	—	—	—	—
Real estate	—	—	55,855	—	24,746
Consumer	8,619	10,459	35,959	2,463	17,568

Total recoveries	88,619	10,459	91,814	2,463	42,314

Net (recoveries) charge-offs	(37,991)	375,854	(59,014)	96,308	3,568

Provision for loan losses	33,010	453,000	40,000	99,000	33,500

Balance at end of period:	$1,335,001	$1,264,000	$1,186,854	$1,087,840	$1,085,148

Ratio of net charge-offs to average loans outstanding	(0.03)%	0.33%	(0.06)%	0.11%	—%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	1.01%	1.01%	1.17%	1.32%	1.36%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of the Company’s allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2005, 2004, 2003, 2002, and 2001. The allocation presented for 2005 and 2004 reflects a revised allocation methodology recommended by new management and adopted by the Company effective for the year ended December 31, 2004. Previous management’s allocations of the allowance for loan losses for the periods ended December 31, 2003, December 31, 2002, and December 31, 2001 have not been reclassified to reflect the new methodology.

	At December 31
	2005		2004		2003		2002		2001
	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation
Real estate – mortgage	$654	75.19%	$551	72.56%	$415	72.70%	$76	70.35%	$175	66.96%
Real estate – construction	15	7.62%	4	7.25%	—	3.50%	—	5.05%	—	7.66%
Commercial	450	13.64%	450	15.70%	25	18.93%	319	16.83%	143	17.20%
Consumer	121	3.55%	164	4.49%	94	4.87%	39	7.77%	96	8.18%

	1,240	100.00%	1,169	100.00%	534	100.00%	434	100.00%	414	100.00%

Specific problem loans	—		—		50		123		69
Unallocated	95		95		603		531		602

	$1,335		$1,264		$1,187		$1,088		$1,085

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

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

The following table sets forth, for the period indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

	At December 31
	2005	2004	2003	2002	2001
Nonaccrual loans (1)	$225,934	$648,658	$10,969	$13,306	$33,463
Accruing loans past due 90 days or more	4,476	14,629	22,323	42,760	159,764

Total nonperforming loans	230,410	663,287	33,292	56,066	193,227

Real estate owned, net	—	297,295	—	—	433,340

Total nonperforming assets	$230,410	$960,582	$33,292	$56,066	626,567

Total nonperforming assets to total assets	0.11%	0.62%	0.02%	0.04%	0.54%

(1)	At December 31, 2005, includes $224,799 of restructured loans.

At December 31, 2005, the Company had approximately $2,500,203 in loans that are not currently classified as nonaccrual or 90 days or more past due or otherwise restructured loans, but which cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms. These loans may result later in being included in nonaccrual, past due or restructured loans.

Loans Held for Sale

Loans held for sale at December 31, 2005 were $1.4 million compared to $1.5 December 31, 2004. These loans were pre-committed for sale to investors.

Investment Securities

The Company’s investment portfolio is a source of liquidity and is the second largest category of earning assets. The portfolio includes U.S. Government and agency securities, obligations of states and political subdivisions, mortgage-backed securities, preferred trust securities, marketable equity securities, and other debt securities. In addition to the investment securities, the Company also invests in federal funds sold. Securities available for sale were $9.3 million at December 31, 2005, compared with $14.3 million at December 31, 2004. Securities held to maturity were $681,000 at December 31, 2005, compared to $1.2 million at December 31, 2004.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and held to maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Year ended December 31, 2005

Securities available for sale

U.S. Treasury Securities	$500,084	$—	$864	$499,220
Other U.S. government agency securities	7,975,571	—	115,840	7,859,731
Mortgage-backed securities	170,902	2,073	—	172,975
Obligations of states and political subdivisions	634,115	13,122	—	647,237
Marketable equity securities	80,475	22,251	8,580	94,146
Other convertible debt security	5,000	6,369	—	11,369

Total securities available for sale	9,366,147	43,815	125,284	9,284,678

Securities held to maturity
Mortgage-backed securities	11,748	74	—	11,822
Obligations of states and political subdivisions	469,488	7,546	—	477,034
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	681,236	19,620	—	700,856

Total securities	$10,047,383	$63,435	$125,284	$9,985,534

Year ended December 31, 2004

Securities available for sale

U.S. Treasury securities	$501,135	$—	$5,940	$495,195
Other U. S. government agency securities	12,878,809	14,921	89,858	12,803,872
Mortgage-backed securities	229,278	8,682	—	237,960
Obligations of states and political subdivisions	607,968	26,845	—	634,813
Marketable equity securities	80,475	23,569	3,910	100,134
Other convertible debt security	5,000	7,540	—	12,540

Total securities available for sale	14,302,665	81,557	99,708	14,284,514

Securities held to maturity
Mortgage backed securities	16,509	236	—	16,745
Obligations of state and political subdivisions	469,367	11,263	—	480,630
Preferred trust securities	200,000	40,000	—	240,000
Other corporate debt securities	505,538	8,107	—	513,645

Total securities held to maturity	1,191,414	59,606	—	1,251,020

Total securities	$15,494,079	$141,163	$99,708	$15,535,534

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Year ended December 31, 2003

Securities available for sale

U.S. Treasury securities	$500,131	$2,839	$—	$502,970
Other U. S. government agency securities	16,926,157	163,477	12,839	17,076,795
Mortgage-backed securities	358,906	14,493	—	373,399
Obligations of states and political subdivisions	582,829	26,395	—	609,224
Marketable equity securities	17,455	12,506	—	29,961
Other convertible debt security	5,000	4,310	—	9,310

Total securities available for sale	18,390,478	224,020	12,839	18,601,659

Securities held to maturity
Mortgage backed securities	25,315	370	—	25,685
Obligations of state and political subdivisions	469,234	13,187	—	482,421
Preferred trust securities	300,000	19,000	—	319,000
Other corporate debt securities	511,598	31,522	—	543,120

Total securities held to maturity	1,306,147	64,079	—	1,370,226

Total securities	$19,696,625	$288,099	$12,839	$19,971,885

The following table presents the contractual maturity distribution and weighted average yields, based on amortized cost, of the Company’s investment securities portfolio at December 31, 2005. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury Securities	$500,084	1.66%	$—	—	$—	—	$—	—	$500,084	1.66%
Other U.S. government agency securities	5,429,844	2.42%	2,545,727	2.98%	—	—	—	—	7,975,571	2.60%
Mortgage-backed securities	—	—	—	—	—	—	182,650	5.30%	182,650	5.30%
Obligations of states and political subdivisions	—	—	194,488	5.08%	634,115	4.26%	275,000	4.30%	1,103,603	4.41%
Corporate debt securities	—	—	—	—	—	—	5,000	6.00%	5,000	6.00%
Preferred trust securities	—	—	—	—	—	—	200,000	9.25%	200,000	9.25%
Marketable equity securities	—	—	—	—	—	—	80,475	2.98%	80,475	2.98%

Total	$5,929,928	2.36%	$2,740,215	3.13%	$634,115	4.26%	$743,125	5.75%	$10,047,383	2.94%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

At December 31, 2005, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s stockholders’ equity.

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

The Bank’s deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 8.9% and 19.3% of total deposits at December 31, 2005 and 2004, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	At December 31
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing NOW, money market and savings accounts	$48,410,155	1.50%	$36,758,002	0.50%	$27,255,652	0.50%
Time deposits	71,631,693	3.52%	65,197,372	2.96%	63,096,818	3.23%

Total interest-bearing deposits	120,041,848	2.70%	101,955,374	2.08%	90,352,470	2.41%
Demand and other noninterest-bearing deposits	35,053,947	—	27,763,303	—	23,745,336	—

Total average deposits	$155,095,795	2.09%	$129,718,677	1.63%	$114,097,806	1.91%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005:

Remaining maturity

Less than three months	$1,599,584
Over three months through six months	2,790,473
Over six months through one year	1,531,395
Over twelve months	9,478,495

Total	$15,399,947

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2005, borrowings included $10.0 million from the FHLB at a fixed rate of 4.54%, maturing in March 2010, and included $4.2 million in securities sold under agreements to repurchase. In October 2006, the Company repaid, without penalty, this FHLB advance to reduce the level of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors, investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. For the year ended December 31, 2005, cash and cash equivalents increased by $46.3 million, to $54.2 million from $7.9 million at December 31, 2004.

In 2005, operating activities of the Company provided $1.5 million of cash flows primarily reflecting $809,000 in net income, adjustments of $1.1 million for various items such as depreciation, provision for loan losses and option exercise tax benefits, and a $425,000 increase in cash resulting from the proceeds of loans held for sale of $17.6 million, offset by cash used to originate loans held for sale of $17.1 million.

Investing activities used $5.0 million of cash flow in 2005, primarily reflecting cash used to fund an increase of $6.9 million in loans held for investment and $3.5 million used for purchases of premises and equipment. This increase in funds used was primarily offset by $5.3 million in net proceeds received from principal repayments of securities in excess of securities purchased.

Net additional cash flows of $49.8 million were provided by financing activities primarily attributable to a net increase in deposits of $39.7 million, an $8.3 million net increase in other borrowings and an increase of $2.2 million in securities sold under agreements to repurchase, offset by dividend payments to stockholders of $410,000.

Liquid assets, which include cash and due from banks, fed funds sold and nonpledged securities available for sale, totaled $54.7 million at December 31, 2005. In addition, the Bank’s funding sources at December 31, 2005 consisted of established borrowing capacity, subject to qualifying collateral availability, with the FHLB of 20% of the Bank’s total assets, or $40.9 million, and established federal funds lines of $10.0 million with correspondent banks.

Certificates of deposit that are scheduled to mature within one year totaled $38.7 million at December 31, 2005. These deposits are generally considered to be rate sensitive. While the Company’s liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could borrow from its established lines or obtain funds through the sale of investment securities from its available for sale portfolio.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $16.1 million, or 7.9% of assets, at December 31, 2005 compared to $15.6 million, or 10.2% of assets, at December 31, 2004. The Company paid aggregate dividends of $0.24 per share in 2005, compared to aggregate dividends of $0.22 per share in 2004. The dividend payout ratio was 51.1% in 2005, compared to 22.2% in 2004.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). The Company’s total capital ratio was 10.88% at December 31, 2005 compared to 12.10% at December 31, 2004. The Tier 1 capital ratio was 10.05% at December 31, 2005 compared to 11.20% at December 31, 2004. The leverage ratio was 7.81% at December 31, 2005 compared to 10.20% at December 31, 2004. These ratios all are in excess of the mandated minimum requirements.

The Company will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

The following table presents information on the Company’s and the Bank’s capital amounts and ratios as of December 31, 2005 and 2004. For purposes of the risk-based capital ratios, loans held for investment have been risk-weighted 100%.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$17,461	10.88%	$12,836	8.0%	N/A	N/A
Bank	$16,609	10.36%	$12,822	8.0%	$16,027	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$16,126	10.05%	$6,418	4.0%	N/A	N/A
Bank	$15,274	9.53%	$6,411	4.0%	$9,616	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$16,126	7.81%	$8,258	4.0%	N/A	N/A
Bank	$15,274	7.45%	$8,205	4.0%	$10,257	5.0%

At December 31, 2004
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$16,923	12.10%	$11,185	8.0%	N/A	N/A
Bank	$15,423	11.04%	$11,173	8.0%	$13,967	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$15,659	11.20%	$5,593	4.0%	N/A	N/A
Bank	$14,159	10.14%	$5,587	4.0%	$8,380	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$15,659	10.20%	$6,144	4.0%	N/A	N/A
Bank	$14,159	9.29%	$6,093	4.0%	$7,617	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10% of the Bank’s stockholders’ equity.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$4,235	$4,235	$—	$—	$—
Other short-term borrowings	50	50	—	—	—
FHLB Advance	10,000	—	—	10,000	—
Operating lease obligations	1,615	216	297	251	851
Deposits	172,765	140,378	20,392	11,995	—
Deferred compensation	1,227	69	135	135	888
Purchase obligations	1,300	573	647	80	—

Total contractual cash obligations	$191,192	$145,521	$21,471	$22,461	$1,739

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, stand by letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the consolidated balance sheets.

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

The following table reflects other commitments of the Company outstanding as of December 31, 2005:

2005
Commitments to extend credit	$32,523,919
Standby letters of credit	338,244
Commitments to sell loans	1,491,000

$34,353,163

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

One technique used by the Company in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. At December 31, 2005, the Company’s one year “positive gap” (interest-earning assets maturing or repricing within a period in excess of interest-bearing liabilities repricing within the same period) was 8.9% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest-earning assets is likely to rise faster than the cost on its interest-bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. The interest sensitivity gap position of the Company is a static analysis at December 31, 2005. Because many factors affect the composition of the Company’s assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 2005.

The Company manages its interest rate risk by influencing the adjustable and fixed rate mix of its loans, securities, deposits and borrowings. The Company can add loans or securities with adjustable, balloon or call features, as well as fixed rate loans and mortgage securities, if the yield on such loans and securities is consistent with the Company’s asset/liability management strategy. Also, the Company can manage its interest rate risk by extending the maturity of its borrowings or selling certain assets and repaying borrowings.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, that are subject to repricing or that mature in each of the future time periods shown. Money market, NOW, and savings deposits are assumed to be subject to immediate pricing and depositor availability and have been placed in the shortest repricing period. In making the gap table computations, none of the assumptions sometimes made regarding loan prepayment rates and deposit decay rates have been used. In addition, the table does not reflect scheduled loan principal payments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the Interest Sensitivity Analysis below would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumption used. Loans and securities with balloon provisions, or that are subject to a call provision, are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

December 31, 2005

	Three Months or Less	Over Three Months through Twelve Months	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years or Non-Sensitive	Total
Assets
Interest-earning assets:
Loans (1)	$62,038,862	$10,888,448	$18,036,725	$24,595,792	$17,320,566	$132,880,393
Investment securities	1,905,863	4,206,060	2,690,005	136,234	1,027,752	9,965,914
Federal funds sold	45,831,070	—	—	—	—	45,831,070
Federal Home Loan, Federal Reserve stock	—	—	—	—	822,700	822,700

Total interest-earning assets	$109,775,795	$15,094,508	$20,726,730	$24,732,026	$19,171,018	$189,500,077

Liabilities
Interest-bearing liabilities:

Interest-bearing deposits:
Savings accounts	$4,664,622	—	—	—	$—	$4,664,622
Checking accounts (2)	18,935,129	—	—	—	—	18,935,129
Money Market deposits	40,137,978	—	—	—	—	40,137,978
Certificates of Deposit	6,934,426	31,750,747	20,392,490	11,994,635	—	71,072,298

Total interest-bearing deposits	70,672,155	31,750,747	20,392,490	11,994,635	—	134,810,027

Federal Home Loan Bank Advance	—	—	—	10,000,000	—	10,000,000
Securities sold under agreements to repurchase	$4,235,393	—	—	—	—	$4,235,393
Other short term borrowings	50,000	—	—	—	—	50,000

Total interest-bearing liabilities	$74,957,548	$31,750,747	$20,392,490	$21,994,635	$—	$149,095,420

Interest sensitivity gap	$34,818,247	$(16,656,239)	$334,240	$2,737,391	$19,171,018	$40,404,657
Cumulative interest sensitivity gap	$34,818,247	$18,162,007	$18,496,247	$21,233,639	$40,404,657
Cumulative interest sensitivity gap as a percentage of total assets	17.0%	8.9%	9.0%	10.4%	19.7%

(1)	Excludes non-accrual loans of $225,934.
(2)	Excludes $37,954,601 of noninterest-bearing deposits.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements contained in this annual report on Form 10-KSB.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements contained in this annual report on Form 10-KSB.

In December 2004, the FAS issued SFAS No. 153, Exchanges of Productive Assets, an Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Exchanges. Under SFAS No. 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements contained in this annual report on Form 10-KSB.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005, for small business filers. The Company adopted SFAS No. 123(R) effective as of January 1, 2006.

The Company had no existing awards of stock options that were unvested as of January 1, 2006. Accordingly, no additional stock-based compensation expense related to awards granted prior to January 1, 2006, will be recognized subsequent to the adoption of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for grants of awards after January 1, 2006, will depend on the number of options granted, the calculation of the fair value of the options granted, the service period and other terms provided in the grants, and the estimate of forfeitures (see “Other Matters,” above, and Note 10 to the Company’s consolidated financial statements).

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

The Company historically sells substantially all of the residential mortgage loans it originates to third-party investors, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 30 days up to 1 year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80% or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. We consider recourse considerations in our calculation of the Company’s capital adequacy. We did not make any payments under these recourse provisions in 2005 or 2004. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. The Company has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

At December 31, 2005, the Company had rate lock commitments to originate mortgage loans amounting to $140,000 and had entered into corresponding mandatory commitments, on a best-efforts basis, to sell those loans. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Additional information related to the Company’s off-balance-sheet risk exposure is detailed in Note 16 to the accompanying consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the accompanying consolidated balance sheets of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PKF Witt Mares, PLC

Norfolk, Virginia

September 8, 2006

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$8,348,895	$6,470,690
Federal funds sold	45,831,070	1,406,667
Securities available for sale, at fair value (adjusted cost of $9,366,147 and $14,302,665, respectively)	9,284,678	14,284,514
Securities held to maturity, at cost (fair value approximates $700,856 and $1,251,020, respectively)	681,236	1,191,414
Loans, net
Held for investment, net of allowance for loan losses of $1,335,001 and $1,264,000, respectively	130,420,326	123,528,623
Held for sale	1,351,000	1,515,700
Accrued interest receivable	683,610	593,219
Stock in Federal Reserve Bank, at cost	64,900	64,900
Stock in Federal Home Loan Bank of Atlanta, at cost	757,800	289,700
Other real estate owned	—	297,295
Premises and equipment, net	5,743,532	2,525,799
Other assets	1,469,191	1,606,273

Total assets	$204,636,238	$153,774,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$37,954,601	$26,026,268
Interest-bearing	134,810,027	107,052,436

Total deposits	172,764,628	133,078,704

Federal Home Loan Bank Advance	10,000,000	—
Securities sold under agreements to repurchase	4,235,393	2,030,021
Other borrowings	50,000	1,791,000
Accrued interest payable	378,399	231,905
Other liabilities	1,135,661	995,663

Total liabilities	188,564,081	138,127,293

Commitments and contingent liabilities (Note 10, 14, and 16)	—	—
Stockholders’ equity
Common stock, $5 par value - authorized 3,000,000 shares; issued and outstanding: 2005 – 1,714,668 shares; 2004 – 1,707,182 shares	8,573,340	8,535,910
Additional paid-in capital	314,838	285,097
Retained earnings	7,237,748	6,838,473
Accumulated other comprehensive income (loss), net	(53,769)	(11,979)

Total stockholders’ equity	16,072,157	15,647,501

Total liabilities and stockholders’ equity	$204,636,238	$153,774,794

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005 and 2004

	2005	2004
Interest income
Loans and fees on loans	$8,465,942	$7,020,713
Taxable investment securities	361,722	525,495
Nontaxable investment securities	47,843	46,848
Dividends on FRB and FHLB stock	33,496	15,720
Interest on federal funds sold	1,135,259	50,572

Total interest income	10,044,262	7,659,348

Interest expense
Deposits	3,244,403	2,115,947
Borrowings	500,468	35,897

Total interest expense	3,744,871	2,151,844

Net interest income	6,299,391	5,507,504

Provision for loan losses	33,010	453,000

Net interest income after provision for loan losses	6,266,381	5,054,504

Noninterest income
Service charges on deposit accounts	395,520	300,478
Gains on sale of other real estate owned	427,066	—
Gains on sale of loans held for sale, net	260,353	234,093
Income from bank-owned life insurance	20,356	393,421
Late charges and other fees on loans	187,687	89,890
Other	368,129	379,067

Total noninterest income	1,659,111	1,396,949

Noninterest expense
Compensation	3,159,118	2,221,244
Data processing	366,161	312,970
Occupancy	371,721	278,070
Furniture and equipment	452,141	211,138
Taxes and licenses	152,551	123,046
Professional fees	534,195	105,531
Contract employee services	292,577	9,637
Marketing	297,260	49,419
Other	1,117,593	862,875

Total noninterest expense	6,743,317	4,173,930

Income before provision for income taxes	1,182,175	2,277,523

Provision for income taxes	372,759	610,144

Net income	$809,416	$1,667,379

Earnings per share
Basic	$0.47	$0.99

Diluted	$0.46	$0.96

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	1,583,800	$7,919,000	$(146,295)	$5,533,121	$139,380	$13,445,206

Comprehensive income:

Net income for 2004	—	—	—	1,667,379	—	1,667,379
Change in unrealized gain (loss) on securities available-for-sale, net of tax benefit of $77,973	—	—	—	—	(151,359)	(151,359)

Total comprehensive income	—	—	—	—	—	1,516,020

Exercise of stock options and related tax benefits	123,382	616,910	431,267	—	—	1,048,177
Other	—	—	125	—	—	125
Cash dividends ($0.22 per share)	—	—	—	(362,027)	—	(362,027)

Balance, December 31, 2004	1,707,182	$8,535,910	$285,097	$6,838,473	$(11,979)	$15,647,501

Comprehensive income:
Net income for 2005	—	—	—	809,416	—	809,416
Change in unrealized gain (loss) on securities available-for-sale, net of tax benefit of $21,528	—	—	—	—	(41,790)	(41,790)

Total comprehensive income	—	—	—	—	—	767,626

Exercise of stock options and related tax benefits	7,486	37,430	29,733	—	—	67,163
Other	—	—	8	—	—	8
Cash dividends ($0.24 per share)	—	—	—	(410,141)	—	(410,141)

Balance, December 31, 2005	1,714,668	$8,573,340	$314,838	$7,237,748	$(53,769)	$16,072,157

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$809,416	$1,667,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	33,010	453,000
Amortization (accretion) of loan yield adjustments, net	160,599	203,473
Depreciation, amortization and accretion, net	377,134	428,110
Exercise of stock options tax benefit	29,624	452,521
Net gains on sale of:
Loans	(260,352)	(234,093)
Real estate	(443,683)	—
Loss on sale, disposal or impairment of long-lived assets	10,657	55,870
(Gain) Loss on sale of investment	(3,111)	29,440
Proceeds from sales of loans held for sale	17,552,540	14,745,036
Origination of loans held for sale	(17,127,488)	(15,855,168)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	65,643	(207,373)
Increase (decrease) in other liabilities	286,492	260,634

Net cash provided by operating activities	1,490,481	1,998,829

Cash flows from investing activities:
Purchases of securities available for sale	—	(565,050)
Proceeds from maturities of securities available for sale	4,740,000	4,275,000
Principal repayments on securities available for sale	58,617	130,268
Proceeds from maturities of securities held to maturity	500,000	100,000
Principal repayments on securities held to maturity	4,746	8,778
Proceeds from sale of investment	22,304	55,040
Net increase in loans held for investment	(6,921,312)	(23,622,986)
Purchases of Federal Home Loan Bank stock	(765,100)	(67,600)
Redemption of Federal Home Loan Bank stock	297,000	81,200
Purchases of premises and equipment	(3,482,090)	(429,599)
Proceeds from sale of real estate owned	560,361	—
Proceeds from sales of premises and equipment	19,907	—

Net cash used for investing activities	(4,965,567)	(20,034,949)

Cash flows from financing activities:
Proceeds from exercise of stock options	37,539	595,656
Net increase in deposits	39,685,924	8,337,897
Proceeds from Federal Home Loan Bank advances	17,175,000	—
Repayments of Federal Home Loan Bank advances	(7,175,000)	—
Proceeds from federal funds purchased	13,972,000	44,065,000
Repayment of federal funds purchased	(15,713,000)	(42,324,000)
Net increase (decrease) in securities sold under agreements to repurchase	2,205,372	(3,929,320)
Cash dividends paid	(410,141)	(362,027)

Net cash provided by financing activities	49,777,694	6,383,206

Increase (decrease) in cash and cash equivalents	46,302,608	(11,652,914)

Cash and cash equivalents, beginning of year	7,877,357	19,530,271

Cash and cash equivalents, end of year	$54,179,965	$7,877,357

Supplemental disclosure:

Interest paid	$3,598,377	$2,121,881
Income taxes paid	$520,000	$483,766

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

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2005, serves as the holding company for its wholly-owned subsidiaries: Heritage Bank (name changed from Heritage Bank & Trust in October 2005), IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2005, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments.

IBV Real Estate Holdings, Inc. (“IBV”) is a wholly-owned subsidiary of the Company and was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. IBV owns a 1% interest in IBV Partners, LP, a Virginia limited partnership formed in December 1986. IBV serves as the general partner of the partnership. The partnership’s sole asset is a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia. The Bank is a tenant in the property.

Sentinel Trust Services, LLC (“Sentinel”) is a wholly-owned subsidiary of the Company and was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust merged with AMG Guaranty Trust, a privately held provider of investment services. At December 31, 2005, Sentinel owned 2,560 shares, or less than 1%, of the common stock of AMG Guaranty.

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

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in southeastern Virginia. Note 6 presents the Company’s lending activities. The Company invests in a variety of securities, principally obligations of U.S. government agencies and obligations of states and political subdivisions. Note 4 presents the Company’s investment activities. The Company does not have any significant concentrations of loans in any one industry or customer, other than the local hospitality industry.

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

Restructured Loans

Loans are considered troubled debt restructurings if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain loans in instances where a determination is made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received from the borrower, if any. Prior to demonstrating performance, the Bank generally classifies restructured loans as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms, and has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2005, a valuation allowance has not been provided against the deferred tax asset.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2005, the discount rate the Company utilized to determine the deferred compensation liability was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed.

	2005	2004
Net income as reported	$809,416	$1,667,379
Add: Stock-based employee compensation expense included in net income, net of related tax	5	83
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(106,289)	(2,235)

Pro forma net income	$703,132	$1,665,227

Basic net income per share
As reported	$0.47	$0.99

Pro forma	$0.41	$0.99

Diluted net income per share
As reported	$0.46	$0.96

Pro forma	$0.40	$0.96

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Earnings per share calculations are presented in Note 9.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, and realized gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are presented in Note 2.

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

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2005	2004
Unrealized holding gains (losses) on available-for-sale securities	$(63,318)	$(229,332)
Tax Effect	21,528	77,973

Net of tax amount	$(41,790)	$(151,359)

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the FRB. At December 31, 2005 and 2004, these reserve balances amounted to $2,811,000 and $1,693,000, respectively.

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005
Securities available for sale
U.S. Treasury securities	$500,084	$—	$864	$499,220
Other U.S. government agency securities	7,975,571	—	115,840	7,859,731
Mortgage-backed securities	170,902	2,073	—	172,975
Obligations of states and political subdivisions	634,115	13,122	—	647,237
Marketable equity securities	80,475	22,251	8,580	94,146
Other convertible debt security	5,000	6,369	—	11,369

Total securities available for sale	9,366,147	43,815	125,284	9,284,678

Securities held to maturity
Mortgage-backed securities	11,748	74	—	11,822
Obligations of states and political subdivisions	469,488	7,546	—	477,034
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	681,236	19,620	—	700,856

Total securities	$10,047,383	$63,435	125,284	$9,985,534

At December 31, 2004
Securities available for sale
U.S. Treasury securities	$501,135	$—	$5,940	$495,195
Other U. S. government agency securities	12,878,809	14,921	89,858	12,803,872
Mortgage-backed securities	229,278	8,682	—	237,960
Obligations of states and political subdivisions	607,968	26,845	—	634,813
Marketable equity securities	80,475	23,569	3,910	100,134
Other convertible debt security	5,000	7,540	—	12,540

Total securities available for sale	14,302,665	81,557	99,708	14,284,514

Securities held to maturity
Mortgage backed securities	16,509	236	—	16,745
Obligations of states and political subdivisions	469,367	11,263	—	480,630
Preferred trust securities	200,000	40,000	—	240,000
Other corporate debt securities	505,538	8,107	—	513,645

Total securities held to maturity	1,191,414	59,606	—	1,251,020

Total securities	$15,494,079	$141,163	$99,708	$15,535,534

Investment securities having carrying values of $4,660,312 and $8,483,520 at December 31, 2005 and 2004, respectively, were pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The fair values of these securities were $4,635,521 and $8,437,456 at December 31, 2005 and 2004, respectively.

Investment securities having carrying values of $4,577,797 and $4,488,904 at December 31, 2005 and 2004, respectively, are pledged for retail repurchase agreements. The estimated fair values of these securities were $4,516,900 and $4,460,010 at December 31, 2005 and 2004, respectively.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The current year unrealized losses on investment securities are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	At December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$499,220	$864	$499,220	$864
Other U.S. government agency securities	—	—	7,859,731	115,840	7,859,731	115,840
Marketable equity securities	—	—	38,440	8,580	38,440	8,580

Total temporarily impaired securities	$—	$—	$8,397,391	$125,284	$8,397,391	$125,284

	At December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$495,195	$5,940	$—	$—	$495,195	$5,940
Other U.S. government agency securities	8,047,316	56,311	2,477,815	33,547	10,525,131	89,858
Marketable equity securities	43,110	3,910	—	—	43,110	3,910

Total temporarily impaired securities	$8,585,621	$66,161	$2,477,815	$33,547	$11,063,436	$99,708

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,929,928	$5,868,946	$—	$—
Due after one year through five years	2,545,727	2,490,005	194,488	197,116
Due after five years through ten years	634,115	647,237	—	—
Due after ten years	256,377	278,490	486,748	503,740

Total	$9,366,147	$9,284,678	$681,236	$700,856

NOTE 5 – LOANS

Loans consist of the following:

	At December 31
	2005	2004
Commercial	$17,927,074	$19,582,518
Real estate - mortgage	98,801,013	90,513,054
Real estate - construction	10,013,033	9,042,071
Installment and consumer	4,665,853	5,595,735

Total loans:	131,406,973	124,733,378

Allowance for loan losses	(1,335,001)	(1,264,000)
Unearned loan fees/costs	348,354	59,245

Loans net	$130,420,326	$123,528,623

Nonperforming assets were:

	At December 31
	2005	2004
Nonaccrual loans (1)	$225,934	$648,658
Accruing loans past due 90 days or more	4,476	14,629

Total nonperforming loans	230,410	663,287

Real estate owned, net	—	297,295

Total nonperforming assets	$230,410	$960,582

(1)	At December 31, 2005, includes $224,799 of restructured loans.

If interest on nonaccrual loans had been accrued, such income would have approximated $57,106 and $19,670 in 2005 and 2004, respectively, none of which was recognized in income.

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31
	2005	2004
Balance, beginning of year	$1,264,000	$1,186,854
Provision for loan losses	33,010	453,000
Loans charged-off	(50,628)	(386,313)
Recoveries	88,619	10,459

Balance, end of year	$1,335,001	$1,264,000

The following is a summary of information pertaining to impaired loans:

	At December 31
	2005	2004
Impaired loans without a valuation allowance	$225,934	$651,391
Impaired loans with a valuation allowance	—	—

Total impaired loans:	$225,934	$651,391

Valuation allowance related to impaired loans	$—	$—

	Years Ended December 31
	2005	2004
Average investment in impaired loans (while impaired)	$532,005	$255,037
Interest income recognized on impaired loans	$—	$201

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31
	2005	2004
Land and improvements	$3,008,206	$873,839
Buildings and improvements	1,999,737	1,998,309
Leasehold improvements	209,463	7,951
Equipment, furniture and fixtures	2,452,205	1,597,945
Fixed assets not in service	155,888	—

	7,825,499	4,478,044
Less - accumulated depreciation	(2,081,967)	(1,952,245)

	$5,743,532	$2,525,799

Depreciation expense for the years ended December 31, 2005 and 2004 was $233,793 and $152,812, respectively.

Total rent expense for the years ended December 31, 2005 and 2004 amounted to $153,834 and $75,810, respectively.

In 2005, the Company incurred a $6,195 impairment charge related to equipment.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2005 were as follows:

2006	$96,322
2007	175,724
2008	121,770
2009	124,204
2010	126,688
2011- 2017	850,992

$1,495,700

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following:

	December 31
	2005	2004
Money Market and NOWs	$59,073,107	$33,987,021
Savings	4,664,622	6,628,114
Certificates of deposit $100,000 and over	15,399,947	26,223,143
Other time deposits	55,672,351	40,214,158

	$134,810,027	$107,052,436

At December 31, 2005 the scheduled maturities of time deposits are as follows:

2006	$38,685,173
2007	12,451,901
2008	7,940,589
2009	8,910,968
2010 and thereafter	3,083,667

$71,072,298

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Securities sold under agreements to repurchase had carrying values of $4,577,979 and $4,488,902 and market values of $4,516,900 and $4,460,009 at December 31, 2005 and 2004, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31
	2005	2004
Balance at end of year	$4,235,393	$2,030,021
Average balance during the year	$3,005,359	$4,270,691

Weighted average interest rate during the year	2.91%	0.75%
Interest expense during the year	$87,532	$32,114
Maximum month-end balance during the year	$4,235,393	$7,352,608

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2005, a credit availability for the Bank at 20.0% of total assets. At December 31, 2005, the Bank had outstanding an advance of $10.0 million at a fixed rate of 4.54%, maturing in March 2010.

At December 31, 2005, the Bank had a total of $10.0 million in approved lines of credit with correspondent banks with no outstanding balance.

At December 31, 2005, other short-term borrowings consisted of $50,000 of U.S. Treasury tax and loan deposit notes.

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 – Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	Years Ended December 31
	2005	2004
Net income (numerator, basic and diluted)	$809,416	$1,667,379
Weighted average shares outstanding (denominator)	1,709,405	1,682,637
Earnings per common share - basic	$0.47	$0.99

Effect of dilutive securities

Weighted average shares outstanding	1,709,405	1,682,637
Effect of stock options	43,128	54,033

Diluted average shares outstanding (denominator)	1,752,533	1,736,670

Earnings per common share – assuming dilution	$0.46	$0.96

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. Options on 30,000 shares were not included in computing diluted earnings per share for the year ended December 31, 2005, because the effects of the options were antidilutive.

NOTE 10 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Compensation Plans

At December 31, 2005, the Company had fixed stock compensation plans for its employees and nonemployee directors. The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share.

The Company maintains the Heritage Bankshares, Inc. 1987 and 1999 Stock Option Plans (“Stock Option Plans”) for the benefit of employees and nonemployee directors. Of the 480,000 shares authorized for option grants under the Stock Option Plans, 440,000 shares were authorized for grants to employees and 40,000 shares were authorized for grants to nonemployee directors. At December 31, 2005, 108,400 shares remained available for future option grants to employees and 1,332 shares remained available for future option grants to nonemployee directors.

The Board of Directors has general discretionary authority to establish the terms of option grants made to employees under the Stock Option Plans. Under the 1999 Stock Option Plan, the option price for each employee grant may not be less than the fair market value of the Company’s shares on the date of the grant, and no option may be exercised more than ten years after the date of the grant. Nonemployee directors receive automatic option grants following the first annual meeting of the Company’s shareholders that is held after the directors are elected. The Board of Directors, in its sole discretion, determines the number of shares to be covered by each nonemployee director grant, the option price is 120% of the fair market value of the Company’s shares on the date of the grant, and no option may be exercised more than ten years after the date of the grant. The Board of Directors has general discretionary authority to determine the other terms of option grants to nonemployee directors.

In 2006, the Company’s Board of Directors approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Board of Directors also granted stock options to certain of its executives and nonemployee directors. The 2006 Incentive Plan and the outstanding option grants thereunder are subject to the approval of the shareholders of the Company within twelve (12) months after July 26, 2006. Concurrently with its approval of the 2006 Incentive Plan, the Board of Directors terminated the Company’s ability to issue new awards under the 1987 Stock Option Plan and 1999 Stock Option Plan, pending the approval by the Company’s shareholders of the 2006 Incentive Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended December 31
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	104,786	$6.07	228,168	$5.40
Granted	30,000	19.79	—	—
Exercised	(7,486)	5.01	(123,382)	4.83
Forfeited	(900)	3.25	—	—

Outstanding at end of year	126,400	9.41	104,786	6.07

Options exercisable at year end	126,400	9.41	102,454	6.01

The Company did not grant any options in 2004. The weighted average fair value of options granted in 2005 was $5.34 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 3.93%; volatility of 25.14%; dividend yield of 1.80%; and expected life of 7.5 years.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS. 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed.

	Years Ended December 31
	2005	2004
Net income as reported	$809,416	$1,667,379
Add: Stock-based employee compensation expense included in net income, net of related tax	5	83
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(106,289)	(2,235)

Pro forma net income	$703,132	$1,665,227

Basic net income per share
As reported	$0.47	$0.99

Pro forma	$0.41	$0.99

Diluted net income per share
As reported	$0.46	$0.96

Pro forma	$0.40	$0.96

Exercise prices for options outstanding and exercisable as of December 31, 2005, were as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.25	9,600	0.7	$4.25	9,600	$4.25
4.75	12,200	0.7	4.75	12,200	4.75
5.13	14,000	4.6	5.13	14,000	5.13
6.15	22,000	4.4	6.15	22,000	6.15
6.82	1,000	4.0	6.82	1,000	6.82
7.25	32,600	3.6	7.25	32,600	7.25
7.50	3,000	6.1	7.50	3,000	7.50
12.03	2,000	6.9	12.03	2,000	12.03
19.79	30,000	9.1	19.79	30,000	19.79

	126,400	4.8	$9.41	126,400	$9.41

Deferred Compensation Plan

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2005, and 2004, other liabilities included $771,390 and $793,967, respectively, related to the deferred compensation plans. Compensation expense related to this plan was $50,834 and $336,942, for the years ended December 31, 2005 and 2004, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock.

The Company recognized compensation expense related to the ESOP of $45,804 and $44,472 for the years ended December 31, 2005 and 2004, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2005, the ESOP owns 20,732 shares. Stock purchases for the year ended December 31, 2005 totaled 1,649 shares, while 7,385 shares were distributed to terminated employees. At December 31, 2005, the fair market value of the total shares held by the ESOP totaled $303,724.

401k Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the “401K”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $52,887 and $46,218 for the years ended December 31, 2005 and 2004, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

The Company foreclosed on four properties in 1990 and 1991 and subsequently utilized the properties for investment income. Pursuant to a bank examination in 2004, the Company reclassified the properties to other real estate owned at December 31, 2004, in the amount of $297,295. These properties were sold during 2005 and, at December 31, 2005, the Company had no other real estate owned.

NOTE 12 – OTHER INCOME AND OTHER EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31
	2005	2004
Consumer credit card fees	$80,603	$79,878
ATM fees	85,932	76,282
Merchant discount fees	51,624	49,820
Other	149,970	173,087

Total other noninterest income	$368,129	$379,067

The components of other noninterest expense are as follows:

	Years Ended December 31
	2005	2004
ATM transaction	$103,240	$76,211
Credit card	81,989	72,371
Stationery and supplies	144,671	72,043
Telephone	67,043	63,970
Postage	55,544	59,163
Courier	59,563	52,515
Service bureau expense	60,017	49,530
Insurance expense	54,234	39,266
Travel	47,977	33,836
Shareholder	35,092	30,292
Training	46,237	27,821
Loan servicing	61,305	27,011
FDIC insurance	18,238	18,159
Impairment – Bankers Investment	124,685	—
Other miscellaneous	157,758	240,687

Total other noninterest expense	$1,117,593	$862,875

NOTE 13 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31
	2005	2004
Federal Income Tax Expense-Current	$218,723	$786,930
Deferred Federal Income Tax (Benefit)	154,036	(176,786)

Income Tax Expense	$372,759	$610,144

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31
	2005	2004
Federal income tax expense - at 34% statutory rate	$401,939	$774,358
Effect of tax-exempt interest	(35,920)	(35,001)
Effect of Life insurance proceeds, premiums, and increases in value, net	(5,133)	(133,764)
Other	11,873	4,551

	$372,759	$610,144

A cumulative net deferred tax asset is included in other assets at December 31, 2005 and 2004. The components of the asset are as follows:

	At December 31
	2005	2004
Deferred Tax Assets

Deferred compensation	$262,272	$269,949
Allowance for loan losses	370,238	359,015
Valuation allowance on certain assets	—	98,478
Net depreciation on available-for-sale securities	27,699	6,171
Other	33,310	14,754

Total Deferred Tax Assets	693,519	748,367

Deferred Tax Liabilities

Deferred loan costs, net	118,440	20,143
Investments in partnerships	(9,531)	23,185
Premises and equipment	100,295	88,227
Other	645	634

Total Deferred Tax Liabilities	209,849	132,189

Net Deferred Tax Assets	$483,670	$616,178

NOTE 14 – COMMITMENTS AND CONTINGENCIES - RELATED PARTY

The Company entered into a lease with a related party to provide space for one retail banking office and the Bank’s operations center. This lease has been classified as an operating lease for financial reporting purposes and expired December 31, 2004, at which time the lease was continued on a month-to-month basis. Total annual rent expense was $92,450 and $75,810 for the years 2005 and 2004, respectively.

The Bank also has a loan receivable from this related party, which is secured by the building and improvements that include the retail banking office and the Bank’s operation center. The balance of this loan was $510,148 and $525,777 at December 31, 2005 and 2004, respectively.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest. Related party deposits amounted to $8,955,292 and $4,498,954 at December 31, 2005 and 2004, respectively. In addition to related party deposits, securities sold under agreements to repurchase with related parties amounted to approximately $400,273 and $429,751 at December 31, 2005 and 2004, respectively.

A summary of related party loan activity for the Bank is as follows during 2005:

Balance, December 31, 2004	$6,675,533
Originations 2005	6,277,058
Repayments – 2005	3,001,305

Balance, December 31, 2005	$9,951,286

In the opinion of management, such related party loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risk.

In the ordinary course of business, the Company has engaged in transactions with certain of its directors’ companies for legal services, property management services and insurance.

Commitments to extend credit and letters of credit to related parties amounted to $3,894,014 and $3,117,495 at December 31, 2005 and 2004, respectively.

NOTE 16 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, stand by letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the consolidated balance sheets.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2005 and 2004 were as follows:

	2005	2004
Commitments to extend credit	$32,523,919	$28,655,169
Standby letters of credit	338,244	621,753
Commitments to sell loans	1,491,000	1,269,350

	$34,353,163	$30,546,272

As of December 31, 2005, the Company had $45,648,601 in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at Bank of America.

NOTE 17 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

The Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categorization. Additionally, management believes that, as of December 31, 2005, the Company meets all capital adequacy requirements to which it is subject. At December 31, 2005, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 10.88%, 10.05% and 7.81%, respectively. For purposes of the risk-based capital calculations presented in the following table, loans held for investment have been risk-weighted 100%.

The capital amounts and ratios for the Company and the Bank as of December 31, 2005 and 2004 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$17,461	10.88%	$12,836	8.0%	N/A	N/A
Bank	$16,609	10.36%	$12,822	8.0%	$16,027	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$16,126	10.05%	$6,418	4.0%	N/A	N/A
Bank	$15,274	9.53%	$6,411	4.0%	$9,616	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$16,126	7.81%	$8,258	4.0%	N/A	N/A
Bank	$15,274	7.45%	$8,205	4.0%	$10,257	5.0%

At December 31, 2004
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$16,923	12.10%	$11,185	8.0%	N/A	N/A
Bank	$15,423	11.04%	$11,173	8.0%	$13,967	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$15,659	11.20%	$5,593	4.0%	N/A	N/A
Bank	$14,159	10.14%	$5,587	4.0%	$8,380	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$15,659	10.20%	$6,144	4.0%	N/A	N/A
Bank	$14,159	9.29%	$6,093	4.0%	$7,617	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10.0% of the Bank’s shareholders’ equity.

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Home Loan Bank Advances

The fair value of FHLB advances is estimated using discounted cash flow analysis based on rates offered at the reporting date for borrowings of similar remaining maturities.

Short-term Borrowings and Securities Sold Under Agreements to Repurchase

For short-term borrowings (which include securities sold under agreements to repurchase), the carrying amount is a reasonable estimate of fair value.

Accrued Interest Payable

The carrying value of accrued interest payable is a reasonable estimate of fair value.

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The following table presents the carrying amounts and fair value of the Company’s financial instruments at December 31, 2005 and 2004.

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$8,349	$8,349	$6,471	$6,471
Federal funds sold	45,831	45,831	1,407	1,407
Securities available for sale	9,285	9,285	14,285	14,285
Securities held to maturity	681	701	1,191	1,251
Loans held for investment	130,420	130,339	123,529	123,473
Loans held for sale	1,351	1,351	1,516	1,516
Accrued interest receivable	684	684	593	593
Stock in FRB and FHLB	823	823	355	355
Bank-owned life insurance	512	512	476	476

Financial Liabilities:
Deposits	172,765	173,640	133,079	133,998
Federal Home Loan Bank Advance	10,000	9,836	—	—
Short-term borrowing and securities sold under agreements to repurchase	4,285	4,285	3,821	3,821
Accrued interest payable	378	378	232	232

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31
	2005	2004
Condensed Balance Sheets
Assets
Cash	$128,337	$623,431
Investment in Heritage Bank	15,207,498	14,129,363
Investment in non-bank subsidiaries	161,069	161,069
Investment in securities available for sale, at fair value	105,515	112,674
Other assets	639,408	734,031

Total Assets:	$16,241,827	$15,760,568

Liabilities and Stockholders’ Equity
Other liabilities	$169,670	$113,067

Common stock	8,573,340	8,535,910
Additional paid-in capital	314,838	285,097
Retained earnings	7,237,748	6,838,473
Accumulated other comprehensive income (loss)	(53,769)	(11,979)

Stockholders’ equity	$16,072,157	$15,647,501

Total Liabilities and Stockholders’ Equity	$16,241,827	$15,760,568

	Years Ended December 31
	2005	2004
Condensed Statements of Operations
Dividends from subsidiary bank	$410,141	$167,150
Equity in undistributed net income of subsidiaries	622,758	1,554,977
Interest and dividend income	4,247	1,858
Other expenses	(338,356)	(84,810)

Income before income taxes	698,790	1,639,175
Benefit from income taxes	110,626	28,204

Net Income	$809,416	$1,667,379

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year, plus retained net profits for the previous two years. The maximum amount available for transfer from the Bank to the Company in the form of loans and advances is 10.0% of the Bank’s stockholders’ equity.

Heritage Bankshares, Inc.

Statements of Cash Flows

	Years Ended December 31
	2005	2004
Cash flows from operating activities
Net income	$809,416	$1,667,379
Undistributed net income of subsidiaries	(622,758)	(1,554,977)
Add (deduct) items not affecting cash during the year
Depreciation, amortization and accretion, net	8	125
Exercise of stock options tax benefit	29,624	452,521
Loss on sale of investment	—	29,440
Changes in assets/liabilities, net
(Increase) decrease in other assets	(395,385)	(613,719)
(Increase) decrease in other liabilities	56,603	(86,976)

Net cash provided by (used for) operating activities	(122,492)	(106,207)

Cash flows from investing activities
Purchases of securities available for sale	—	(63,020)
Purchase of investment	—	—
Proceeds from sale of investment	—	55,040

Net cash used for investing activities	—	(7,980)

Cash flows from financing activities
Proceeds from exercise of stock options	37,539	595,656
Cash dividends paid	(410,141)	(362,027)

Net cash provided by (used for) financing activities	(372,602)	233,629

Increase (decrease) in cash and cash equivalents	(495,094)	119,442

Cash and cash equivalents at beginning of year	623,431	503,989

Cash and cash equivalents at end of year	$128,337	$623,431

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

At that time Witt Mares agreed to continue to serve, and did serve, as the Company’s independent registered public accounting firm relative to the restatement of its annual financial statements for the years ended December 31, 2003, and December 31, 2002, as well as the Company’s financial statements for 2004, as reported in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006. Witt Mares also offered to serve, and the Audit Committee of the Company retained Witt Mares to serve, as the Company’s independent registered accounting firm relative to the Company’s financial statements for the fiscal year ending December 31, 2005, as reported in this annual report on Form 10-KSB. Witt Mares also agreed to assist in facilitating a transition to a successor firm of independent accountants.

Witt Mares performed audits on the Company’s financial statements for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003. Witt Mares’ reports did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

In addition, during the fiscal years ended December 31, 2005, 2004 and 2003, and up to the date of this annual report on Form 10-KSB,

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

In 2005, as further described in our annual report on Form 10-KSB for the year ended December 31, 2004 filed on June 9, 2006 (the “2004 Form 10-KSB”), we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005 and 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These ineffective disclosure controls and procedures, together with the material weaknesses in internal control over financial reporting described below, resulted in numerous accounting errors that required the Company to restate our financial statements for 2003 and 2002, as well as unaudited financial information previously released for 2004, as described in detail in the 2004 Form 10-KSB. While we have taken steps to improve our controls and procedures, as further described below, management once again concluded that the Company’s internal controls and procedures with respect to financial reporting were not effective as of December 31, 2005.

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

In connection with the restatement effected in the 2004 Form 10-KSB, and as part of our continuing assessment of internal control over financial reporting for the year ended December 31, 2005, we identified material weaknesses and significant deficiencies in internal control over financial reporting which are described below. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management identified significant deficiencies or material weaknesses primarily in the Company’s control environment, control activity, and information components of its internal controls. The Company’s control environment was deficient because applicable personnel did not possess adequate knowledge and expertise to prepare financial reports in accordance with all applicable requirements, did not properly assign authority and responsibility, and did not adequately organize, train, and develop its associates. The Company mistakenly believed that it was permitted to disregard those generally accepted accounting principles that it believed to be immaterial, a position that is in contravention of Staff Accounting Bulletin 99. Control activities were deficient because of inadequate approval procedures, the lack of sufficient reconciliations, inadequate segregation of duties, and the assignment of incompatible functions. Moreover, certain pertinent information was not identified, captured or retained in a form and pursuant to a timetable that enabled our personnel to carry out their responsibilities. This latter weakness, in particular, caused the task of restating the Company’s financial statements in the 2004 Form 10-KSB to be much more difficult and time consuming than originally anticipated.

The material weaknesses and significant deficiencies in internal control over financial reporting resulted in the following numerous errors in our financial statements for prior periods:

•	The Company’s methods of accounting and record generation and maintenance for loan origination costs and for amortizing fees were inadequate. In misapplying Statement of Financial Accounting Standards No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (FAS 91), the Company both miscalculated direct origination costs and applied an incorrect amortization method.

•	The Company’s practices and procedures for accounting for deferred compensation plans and associated life insurance and the maintenance of related rewards were inadequate because management did not accrue the employer’s obligation according to the terms of the individual contracts over the required service period to the date the participants are fully eligible to receive the benefits. As a result, the Company understated the required liability. It also incorrectly credited life insurance proceeds to the deferred compensation liability, failed to report certain insurance proceeds as income, and did not record an increase in cash surrender value of life insurance contracts in the correct year.

•	The Company misapplied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and the calculation of diluted earnings per share thereunder. Because its accounting practices and procedures relating to the exercise of stock options were inadequate, a tax benefit from option exercises was incorrectly reflected as an income tax expense reduction instead of solely as an increase in the Company’s additional paid-in capital, erroneously increasing the Company’s net income and earnings per share.

•	The Company’s accounting practices and procedures in a variety of other areas were also inadequate, requiring adjustments to correct several other errors relating to the impairment of certain loans, the failure to record depreciation expense for certain properties, the incorrect recording of employer 401(k) matching contributions, the failure to record an impairment of certain long-lived assets as a charge to earnings, errors in income tax expenses, and additional miscellaneous accounting errors.

•	The above errors are described in additional detail in Item 6, “Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements” in the 2004 Form 10-KSB.

Although many of the weaknesses and deficiencies have not been fully remediated, we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes, some of which were enhanced further or implemented in connection with the restatement process. These measures include the following:

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

We continue to implement remedial measures in response to specific accounting and reporting issues identified during the restatement. However, much work remains and, given our small size, we have limited resources to devote to this significant task. Future remedial measures will include adding personnel and systems as well as making additional organizational changes to improve supervision and increased training for finance and accounting personnel. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in our effort to constantly improve our internal controls and control environment.

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

As a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate. Section 404 requires the Company’s management to report on, and the auditors to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting as of our fiscal year ended December 31, 2007. While the efforts needed to completely remediate the internal control material weakness as described above will be challenging, and there can be no guarantees, the Company is planning to remediate these deficiencies by such date. In the event the Company has one or more material weaknesses in internal controls at December 31, 2007, the Company’s management will disclose such weakness in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. Similarly, the Company believes any such material weakness would be referenced in an adverse attestation report from the auditors.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER MATTERS

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, together with their principal offices with the Company, as of the date of this Form 10-KSB.

Name	Age	Position	Director Since
Lisa F. Chandler	52	Director	1998

James A. Cummings	64	Director	1992

Wendell C. Franklin	61	Director	2005	*

F. Dudley Fulton	57	Director	1988

John O. Guthrie	57	Chief Financial Officer	—

Michael S. Ives	54	Director, President and Chief Executive Officer	2005	*

Stephen A. Johnsen	61	Director and Secretary of the Board	1984

Thomas G. Johnson, III	37	Director	2002

David L. Kaufman	50	Director	2005	*

Charles R. Malbon, Jr.	56	Director	2005	*

Peter M. Meredith, Jr.	54	Director and Chairman of the Board	1992

L. Allan Parrott, Jr.	40	Director	2002

Ross C. Reeves	58	Director	1994

Harvey W. Roberts, III	61	Director and Vice-Chairman of the Board	1993

Howard M. Webb	69	Director	2005	*

Barbara Zoby	54	Director	2005	*

*	The Board of Directors appointed these individuals as directors on April 27, 2005 (other than Mr. Ives, who was appointed on February 7, 2005), subject to re-election by the Company’s shareholders at their next annual meeting, in accordance with applicable Virginia law.

The following is a brief description of the business experience of the Company’s directors and executive officers during the past five years.

Ms. Chandler is the Executive Vice President of Nancy Chandler Associates, a residential real estate brokerage company, in Norfolk, Virginia.

Mr. Cummings is the President of Southern Atlantic Label Company, Inc., a manufacturer, in Chesapeake, Virginia.

Mr. Franklin is a Senior Vice President and a Partner of S.L. Nusbaum Realty Company, a commercial real estate, leasing and brokerage firm, in Norfolk, Virginia.

Mr. Fulton is the President and Chief Executive Officer of USI/Henderson & Phillips, an insurance brokerage and financial services company, in Norfolk, Virginia.

Mr. Guthrie is the Chief Financial Officer of Heritage Bankshares, Inc. and Heritage Bank and joined the Company in February 2005. Prior to joining the Company, Mr. Guthrie was the Chief Financial Officer of CENIT Bancorp, Inc., in Norfolk, Virginia, for nearly eighteen years.

Mr. Ives is the President and Chief Executive Officer of Heritage Bankshares, Inc. and Heritage Bank. Prior to joining the Company in February 2005, Mr. Ives was the Chief Executive Officer of the Hampton Roads Market of SouthTrust Bank; before that, Mr. Ives served as President and Chief Executive Officer of CENIT Bancorp, Inc. for nearly fifteen years.

Mr. Johnsen is the Executive Vice President of Flagship Group, Ltd., an insurance and financial services company, in Norfolk, Virginia.

Mr. Johnson is a Senior Vice President and Partner of S.L. Nusbaum Realty Company, a commercial real estate, leasing and brokerage firm, in Norfolk, Virginia.

Mr. Kaufman is the Senior Managing Director of Envest Holdings LLC, a venture capital company, in Norfolk, Virginia.

Mr. Malbon is the President of Tank Lines, Inc., an oil distributor, in Virginia Beach, Virginia.

Mr. Meredith is the Chairman and Chief Executive Officer of Meredith Construction Co., Inc., a general contractor, in Norfolk, Virginia. Mr. Meredith also has served as Chairman of the Board and a Director of Waterside Capital Corporation, a reporting company located in Norfolk, Virginia, since 1994.

Mr. Parrott is the President of Tidewater Fleet Supply, LLC, a wholesale auto parts distributor, in Chesapeake, Virginia.

Mr. Reeves is an attorney with Willcox & Savage, P.C., a law firm, in Norfolk, Virginia.

Mr. Roberts is a retired Certified Public Accountant. Prior to his retirement, Mr. Roberts was a principal in the accounting firm McPhillips, Roberts & Deans, PLC, in Norfolk, Virginia.

Mr. Webb is a Director of ColonialWebb Contractors Co., a mechanical contractor, in Norfolk, Virginia. Mr. Webb was Chief Executive Officer of Webb Technologies, Inc. from 1999 through 2004.

Ms. Zoby is the President and Chief Executive Officer of Yukon Lumber Co., a specialty lumber firm, in Norfolk, Virginia.

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

Certain Legal Proceedings

The Company is not aware of the involvement during the past five years of any director, executive officer or person nominated or selected by the Company to become a director or executive officer in any of the following legal proceedings that is material to an evaluation of the ability or integrity of any such person:

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

Audit Committee Financial Expert

The Audit Committee of the Company’s Board of Directors has not designated an “audit committee financial expert,” as defined under Item 401(e) of Regulation S-B. While the Audit Committee does not currently have an audit committee financial expert, the committee (as currently comprised) provides a blend of business backgrounds, all of which include significant experience with financial matters; the Board of Directors further believes that the committee members, taken as a whole, have the attributes identified in Item 401(e)(2) of Regulation S-B and thus it is not necessary to designate one person as an expert.

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

In addition, based solely on its review of copies of such reports, the Company believes that all reports required to have been filed through September 30, 2006 have been filed on a timely basis, except as follows:

•	Mr. Johnsen filed one late Form 4 related to one transaction that was not timely reported.

•	Ms. Chandler filed one late Form 4 related to one transaction that was not timely reported.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table below sets forth the particulars of compensation paid or earned to (in each case as applicable) the following individuals (“named executive officers”) during the fiscal years ended December 31, 2005, 2004 and 2003:

•	our company’s Chief Executive Officer;

•	each of our company’s four most highly compensated executive officers who were serving as executive officers, and whose total salary and bonus exceeded $100,000 per year; and

•	up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as an executive officer of the Company at the end of the applicable fiscal years.

Please also see the additional disclosures regarding certain named executive officers set forth below.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation (1)
Name and Principal Position	Year	Salary		Bonus
Michael S. Ives President and Chief Executive Officer	2005 2004 2003		$154,500 — —		$70,000 — —	30,000 — —		$4,936 — —

John O. Guthrie Executive Vice President and Chief Financial Officer	2005 2004 2003		$99,167 — —		$50,000 — —	— — —		$3,226 — —

Donald F. Price, President (2) First Executive Vice President	2005 2004 2003		$32,878 115,350 101,113		$30,000 15,271 31,818	— — —		$1,307 5,216 4,606

Peter M. Meredith, Jr. (3) Chief Executive Officer	2005 2004 2003	$	— — —	$	— — —	— — —	$	— — —

(1)	Includes, in the case of Mr. Ives, $4,626 contributed to the Bank’s 401(k) Plan by the Bank in 2005; and $310 representing taxable compensation related to group life insurance in 2005.

Includes, in the case of Mr. Guthrie, $2,940 contributed to the Bank’s 401(k) Plan by the Bank in 2005; and $286 representing taxable compensation related to group life insurance in 2005.

Includes, in the case of Mr. Price, $1,221, $5,072 and $4,492 contributed to the Bank’s 401(k) Plan by the Bank in 2005, 2004 and 2003, respectively; and $86, $144 and $114 representing taxable compensation related to group term life insurance in 2005, 2004 and 2003, respectively.

(2)	Includes, in salary, $3,354, $9,683 and $7,363 related to incentive based commission compensation paid in 2005, 2004 and 2003, respectively; and $4,606, $2,167 and $2,083 paid in 2005, 2004 and 2003, respectively, for unused vacation.
(3)	Mr. Meredith served between November 2004 and February 2005 without compensation as further described below.

Robert J. Keogh, the Company’s former Chief Executive Officer, passed away in November 2004. Following Mr. Keogh’s death, Peter M. Meredith, Jr., then serving as Chairman of the Board of Directors, was appointed Chief Executive Officer of the Company and Mr. Price was appointed President of the Company.

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

The Company and Mr. Ives entered into an Employment Agreement dated February 7, 2005 (please see the Company’s current report on Form 8-K filed on February 9, 2005). The Employment Agreement provided for (i) an initial term that began on February 7, 2005 and ends on December 31, 2009; (ii) an initial annual salary of $200,000, subject to annual review, plus the opportunity to earn annual incentive bonuses; (iii) an employment inducement grant of a fully-vested option to purchase 30,000 shares of Company common stock; (iv) a commitment to grant to Mr. Ives the option to acquire 50,000 additional shares of Company common stock under a future amended stock option plan; (v) severance payments by the Company to Mr. Ives if his employment is terminated in certain circumstances, including severance payments upon the termination of his employment in connection with a change of control of the Company, all as further described below; and (vi) a $500 monthly automobile allowance and payment of certain club membership dues.

Effective as of June 30, 2006, the Company and Mr. Ives amended his Employment Agreement (please see the Company’s current report on Form 8-K filed on July 7, 2006). Pursuant to the Amendment, (i) Mr. Ives’ annual salary was continued at the 2005 level of $200,000 per year, eliminating certain incentive bonuses and the potential repricing of Mr. Ives’ option for 30,000 shares of Company stock provided for in the original Employment Agreement; (ii) the Company committed to grant Mr. Ives the option to acquire 70,000 shares of Company common stock under an amended stock option plan (the “Option Plan”) the Company anticipates will be adopted in 2006, with such options generally vesting in equal installments over five years commencing on December 31, 2006 (assuming adoption of the Option Plan in 2006), subject to accelerated vesting in certain circumstances and continued vesting if Mr. Ives retires after attaining age 55 (the Company’s commitment for the 70,000 options to be granted under the Option Plan pursuant to the Amendment superseded the Company’s commitment under the original Employment Agreement to grant Mr. Ives 50,000 incentive options, as those options were never granted); and (iii) the Company committed to grant to Mr. Ives a limited alternative stock appreciation right (the “LASAR”) for the appreciation of 70,000 shares of Company common stock. Pursuant to a Limited Alternative Stock Appreciation Right Agreement dated August 23, 2006 (please see the Company’s current report on Form 8-K filed on August 28, 2006), the Company granted the LASAR to Mr. Ives; the LASAR is exercisable only upon the change of control of the Company, and the LASAR is void upon the approval of the Option Plan by the Company’s shareholders.

The Company and Mr. Guthrie entered into an Employment Agreement dated June 9, 2006 (please see the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006). The Employment Agreement (i) has an initial term that began on May 1, 2005 and ends on April 30, 2007; (ii) provides for an initial annual salary of $120,000, which is subject to at least annual review and was increased to $123,600 as of January 1, 2006; and (iii) provides in certain events for severance payments by the Company to Mr. Guthrie if his employment is terminated, including severance payments upon the termination of his employment in connection with a change of control of the Company, all as further described below.

The table below shows the present value of severance amounts that would be payable to Mr. Ives and Mr. Guthrie under the employment agreements described above upon certain events resulting in termination of their employment with the Company. For purposes of calculating these amounts, we have assumed that the date of termination is November 1, 2006 and that the value of a share of the Company’s common stock on such date is $16.75. All amounts include accrued vacation and sick leave.

	Ives	Guthrie
Resignation for Good Reason	$604,319	$124,098
Resignation without Good Reason	$26,923	$4,435
Termination without Cause	$604,319	$124,098
Termination with Cause	$26,923	$4,435
Death	$43,590	$14,735
Disability	$35,256	$9,585
Retirement	$26,923	$4,435
Company payment upon Change of Control (1)	$1,038,257	$181,287

(1)	Payable if employment is terminated without cause or the executive resigns for good reason within twelve (12) months after a change of control of the Company. Includes, in the case of Mr. Ives, $83,300 payable upon acceleration and exercise of the LASAR and $294,700 for reimbursement of excise taxes.

Option/SAR Grants Table

The following table provides information concerning stock options granted to the Company’s named executive officers in 2005:

Option/SAR Grants in Last Fiscal Year*

Individual Grants

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date
Michael S. Ives	30,000	100%	$19.79	2/8/2015

*	As noted above, pursuant to a Limited Alternative Stock Appreciation Agreement dated August 23, 2006, the Company granted to Mr. Ives a LASAR for the appreciation of 70,000 shares of the Company’s common stock.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides certain information concerning each exercise of stock options during the fiscal year ended December 31, 2005 by named executive officers and the fiscal year-end holdings and value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at FY- End 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/Unexercisable
Michael S. Ives	—	—	30,000/—	—/—
Donald F. Price	4,000	$53,000	17,000/—	$154,160/—	(1)

(1)	The market value of the Company’s common stock at December 31, 2005, was $14.65 per share, and the exercise price for in-the-money-options was $4.25 on 4,000 shares, $4.75 on 4,000 shares, $5.13 on 3,000 shares, and $7.25 on 6,000 shares.

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

Stephen A. Johnsen, a member of the Board of Directors, and the Bank entered into a deferred compensation arrangement in 1985 pursuant to which Mr. Johnsen deferred $12,000 of his director’s fees. The agreement provides for the Bank to pay Mr. Johnsen a retirement benefit of $3,355 per month for 120 months beginning on April 1 following his attainment of age 70. The agreement further provides that if Mr. Johnsen dies before his retirement benefit begins, the Bank will pay his designated beneficiary $1,976 per month for 120 months thereafter. Similar arrangements were made for the other outside directors of the Bank serving in 1985 and for a number of years thereafter. Over the years, all of the participants in the arrangement except Mr. Johnsen have retired from Board service. The Bank is the owner and beneficiary of an insurance policy on the life of Mr. Johnsen with a total death benefit of $177,097 at December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of the Company’s common stock as of September 30, 2006, by each director, by each of the Company’s named executive officers, by each person known by the Company to be the holder of 5% or more of the Company’s outstanding common stock, and all of the Company’s directors and named executive officers as a group. As of September 30, 2006, 1,927,852 shares of the Company’s common stock were issued and outstanding. In calculating the number of shares of common stock which are beneficially owned (and thus the percentage of common stock beneficially owned) a person is deemed to own common stock if that person has the right to acquire beneficial ownership of common stock within sixty (60) days through the exercise of any option, warrant or right, or through the conversion of any security. Except as otherwise noted below, solely for purposes of this Form 10-KSB, the address for each person listed above is 1450 S. Military Highway, Chesapeake, Virginia 23320.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Lisa F. Chandler	8,509	(1)	*
James A. Cummings	29,256	(2)	1.52%
Wendell C. Franklin	35,595		1.85%
F. Dudley Fulton	15,300		*
John O. Guthrie	6,500		*
Michael S. Ives	80,000	(3)	4.09%
David L. Kaufman	11,000		*
Stephen A. Johnsen	30,590	(4)	1.59%
Thomas G. Johnson, III	12,400	(5)	*
Peter M. Meredith, Jr. Chairman & CEO Meredith Construction Company, Inc. 1014 W. 24th Street Norfolk, Virginia 23517	114,882	(6)	5.95%
Charles R. Malbon, Jr.	7,900		*
L. Allan Parrott, Jr.	16,000	(7)	*
Ross C. Reeves	11,100	(8)	*
Harvey W. Roberts, III	60,184	(9)	3.12%
Howard M. Webb	4,225		*
Barbara Zoby	8,350		*
Philip W. Wyne 348 Gamage Drive Norfolk, Virginia 23518	93,630	(10)(13)	4.86%
Banc Fund V L.P. 208 South LaSalle Street Chicago, Illinois 60604	138,742	(11)	7.20%
Mrs. Robert J. Keogh c/o Virginia Investment Counselors 999 Waterside Drive, Suite 1925 Norfolk, Virginia 23510	84,994	(12)(13)	4.41%
All Named Executive Officers and Directors as a Group	451,791	(12)	22.89%

*	Indicates less than one percent.
(1)	Includes (a) 6,509 shares held in the name of the Lisa F Chandler Trust U/A dated 03/19/2001, and (b) 2,000 shares issuable upon exercise of options to purchase shares pursuant to the Company’s 1999 Stock Option Plan (“1999 Stock Option Plan”).
(2)	Includes 11,000 shares owned jointly with Mr. Cummings’ wife.

(3)	Includes 30,000 options issued pursuant to Mr. Ives’ Employment Agreement dated February 7, 2005. (Does not include a LASAR for the appreciation of 70,000 shares granted on August 23, 2006 pursuant to a Limited Alternative Stock Appreciation Right Agreement, as the LASAR is exercisable only upon a change of control of the Company.)
(4)	Includes 3,300 shares owned jointly with Mr. Johnsen’s wife.
(5)	Includes 2,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(6)	Includes (a) 21,920 shares held as Meredith Realty Company, L.L.C., (b) 27,616 shares held as Pomar Holding, L.L.C., (c) 6,000 shares held as Meredith Realty Associates and (d) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(7)	Includes 800 shares held in trust for the benefit of Mr. Parrott’s children.
(8)	Includes (a) 750 shares owned by Mr. Reeves’ wife and (b) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(9)	Includes (a) 34,560 shares owned by Mr. Roberts’ wife, (b) 6,000 shares owned jointly with Mr. Roberts’ wife and (c) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(10)	Based on information provided by Mr. Wyne on February 21, 2006. Includes (a) 23,830 shares owned jointly with Mr. Wyne’s wife, (b) 8,000 shares owned by Mr. Wyne’s wife, (c) 1,000 shares owned by Mr. William R. Reid, over which Mr. Wyne shares voting power, and (d) 60,800 shares held in the name of the Philip Wirth Wyne Trust.
(11)	Based on a Schedule 13G/A filed by Banc Fund V L.P. on January 27, 2006. Includes (a) 112,242 shares beneficially owned by Banc Fund V L.P., (b) 22,500 shares beneficially owned by Banc Fund VI L.P., and (c) 4,000 shares beneficially owned by Banc Fund VII L.P.
(12)	Includes 46,000 shares issuable to all named executive officers and directors as a group upon exercise of options to purchase shares pursuant to the 1999 Stock Option Plan.
(13)	Indicates shareholders that as of December 31, 2005 owned more than five percent (5%) of the outstanding Common Stock of the Company but that, as a result of an increase in the number of outstanding shares in connection with a private placement of Common Stock completed by the Company in the summer of 2006, no longer satisfy the 5% threshold.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information, as of December 31, 2005, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	126,400	$9.41	109,732
Equity Compensation Plans Not Approved by Security Holders (1)	168,000	$16.48	82,000
Total	294,400	$13.44	191,732

(1)	On July 26, 2006, the Company’s Board of Directors approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 200,000 shares of the Company’s common stock. The Board of Directors also granted 70,000 stock options to Mr. Ives at an exercise price of $15.56, and a total of 24,000 stock options to certain of its nonemployee directors at an exercise price of $18.67, pursuant to the 2006 Incentive Plan. The 2006 Incentive Plan and the outstanding option grants thereunder are subject to the approval of the shareholders of the Company within twelve (12) months after July 26, 2006. Concurrently with its approval of the 2006 Incentive Plan, the Board of Directors terminated the Company’s ability to issue new awards under the 1987 Stock Option Plan and 1999 Stock Option Plan, pending the approval by the Company’s shareholders of the 2006 Incentive Plan. On October 25, 2006, the Board of Directors increased to 250,000 the number of shares of the Company’s common stock that are available under the 2006 Incentive Plan, and granted, at an exercise price of $16.65, 74,000 additional options thereunder, all subject to shareholder approval of the plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Many directors of the Company and the Bank and their associates, including business concerns in which they are officers or directors or in which they and/or their immediate families have a substantial interest, are customers of the Bank. As such, the directors have had transactions with the Bank, including loans made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable loans to other parties. Such loans have not involved more than the normal risk of collectibility or other unfavorable features. See related party loan and deposit disclosures in Note 15 of the Consolidated Financial Statements included in this Form 10-KSB.

The Bank currently occupies 10,133 square feet of a building located at 1450 South Military Highway in Chesapeake, Virginia. The building is owned by IBV Partners, L.P., a Virginia limited partnership (“IBV Partners”), which has as its sole general partner IBV Real Estate Holdings, Inc., a wholly-owned subsidiary of the Company. Former and current directors of the Company and the Bank own, in the aggregate, approximately 12.6% of the limited partnership interests in IBV Partners. IBV Partners and the Bank entered into a lease in December 1986, which has subsequently been modified, pursuant to which the Bank leases certain facilities used for retail banking and operations purposes; the lease is currently month-to-month. See disclosures regarding the lease commitment in Note 14 of the Consolidated Financial Statements included in this Form 10-KSB.

The Company and the Bank purchase various types of business insurance through the Flagship Group, LTD (“Flagship”), of which Stephen A. Johnsen is Executive Vice President. Mr. Johnsen is a director and Secretary of the Board of Directors of the Company. Insurance premiums paid to Flagship as agent for commercial insurance providers amounted to $47,300 during 2004.

The Company retained the law firm of Willcox & Savage, P.C. in 2005 and 2004 in connection with certain legal matters, and expects to continue to do so in the future. Ross C. Reeves, a director of the Company, is a member of Willcox & Savage, P.C. The Company paid fees to the firm of $294,309 in 2005 and $18,891 in 2004.

The Company contracted in 2005 and 2004 with Meredith Construction Company, Inc. (“Meredith Construction”), of which Peter M. Meredith, Jr., is Chairman and Chief Executive Officer, for various construction, repair, and property maintenance and management services. Mr. Meredith is Chairman of the Board of the Company. The Company paid Meredith Construction $206,296 in 2005 for construction, repairs and property maintenance, and management services, and $27,324 in 2004 for property maintenance and management services. Payments for maintenance and management services exclude out-of-pocket payments to third parties for which there were dollar-for-dollar reimbursements by the Company to Meredith Construction. The Company also has sold securities to Meredith Construction under agreements to repurchase, which constitute 3.95% of the securities sold by the Company under agreements to repurchase at December 31, 2005. See Note 8 of the Consolidated Financial Statements included in the Company’s annual report for additional information.

The Company contracts for various heating and air conditioning repair services through ColonialWebb Contractors (“Colonial”), of which Howard M. Webb is a director. Mr. Webb is a director of the Company. In 2005, the Company paid $1,398 to Colonial for heating and air conditioning services. Also, in 2005, Colonial was a subcontractor for Meredith Construction in connection with construction work related to one of the Company’s new retail banking offices. Meredith Construction paid Colonial $24,448 in 2005 related to this subcontract.

The Company paid a real estate commission in 2005 to S. L. Nusbaum Realty Company (“Nusbaum”), of which Wendell C. Franklin and Thomas G. Johnson III are senior vice presidents and partners. Messrs. Franklin and Johnson are directors of the Company. In 2005, the Company paid $42,000 to Nusbaum for representing the Company in the purchase of a future banking office site.

The Company has sold securities to Tidewater Fleet Supply, LLC (“Tidewater Fleet Supply”) under agreements to repurchase, which constitute 5.50% of the securities sold by the Company under agreements to repurchase at December 31, 2005. L. Allan Parrott, Jr., is President of Tidewater Fleet Supply and is a director of the Company.

ITEM 13. EXHIBITS

Exhibits:

3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s form S-8 filed January 26, 2004)

3.5	Bylaws as amended (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.2	Lease dated December 29, 1996, between IBV Partners, L.P. as landlord, and Heritage Bank & Trust, as Tenant, for the lease of 7,581 square feet of space in a building located at 1450 South Military Highway, Chesapeake, Virginia. (Incorporated herein by reference to the Company’s Form 10-K for 1986 filed March 1987.)

*10.3	Amendment to 1987 Employees’ Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Company’s Form 10-K for 1990 filed March 30, 1991.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-KSB for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

Exhibits:

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 9, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 10-KSB filed on June 9, 2006.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.12	Limited Alternative Stock Appreciation Right Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on August 28, 2006.)

10.13	Loan Agreement between Heritage Bankshares, Inc. and Cardinal Bank dated September 28, 2006. (Incorporated herein by reference to the Company’s Form 8-K filed on October 3, 2006.)

10.14	Note made by Heritage Bankshares, Inc. to Cardinal Bank dated September 28, 2006. (Incorporated herein by reference to the Company’s Form 8-K filed on October 3, 2006.)

16.1	Letter from PKF Witt Mares, PLC to the Securities & Exchange Commission, dated December 29, 2005. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2005.)

21.1	Subsidiaries of the Registrant

23.1	Consent of PKF Witt Mares, PLC

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Witt Mares, PLC (“Witt Mares”), independent public accountants, to audit the books and records of the Company for the years ended December 31, 2005 and 2004.

Audit Fees

The aggregate fees billed by Witt Mares for professional services for the fiscal years ended December 31, 2005 and 2004, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for those years, were $36,500 and $46,700, respectively.

Audit-Related Fees

The aggregate fees billed by Witt Mares for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $21,475 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2004.

Tax Fees

The aggregate fees billed by Witt Mares in our fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $1,125 and $6,800, respectively. The nature of the services comprising those fees was the review of the Company’s consolidated tax return.

All Other Fees

There were no aggregate fees billed by Witt Mares in our fiscal years ended December 31, 2005 and December 31, 2004 for products and services provided by Witt Mares, other than the services reported above in this Item 14.

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

HERITAGE BANKSHARES, INC.
(Registrant)

Date: November 9, 2006	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 9, 2006	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer
(Principal Executive Officer) and Director

November 9, 2006	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 9, 2006	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and
Director

November 9, 2006	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and
Director

November 9, 2006	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

November 9, 2006	/s/ James A. Cummings
James A. Cummings,
Director

November 9, 2006	/s/ Wendell C. Franklin
Wendell C. Franklin,
Director

November 9, 2006	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

November 9, 2006	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

November 9, 2006	/s/ David L. Kaufman
David L. Kaufman,
Director

November 9, 2006	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

November 9, 2006	/s/ L. Allan Parrott
L. Allan Parrott,
Director

November 9, 2006	/s/ Ross C. Reeves
Ross C. Reeves,
Director

November 9, 2006	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director

November 9, 2006	/s/ Howard M. Webb
Howard M. Webb,
Director

November 9, 2006	/s/ Barbara Zoby
Barbara Zoby,
Director