Form 10QSB
period 2006-03-31
HERITAGE BANKSHARES INC /VA
filed 2007-03-30
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1234322
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 EAST PLUME STREET, NORFOLK, VIRGINIA 23514

(Address of principal executive office)

(757) 648-1700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2007, 2,278,652 shares of the issuer’s $5.00 par value per share common stock, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Issuer Format:     ☐   Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)	March 31, 2005[1] (Unaudited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$7,347	$8,349	$8,721
Federal funds sold	45,255	45,831	9,334
Securities available for sale, at fair value (adjusted cost of $7,937, $9,366 and 13,503, respectively)	7,894	9,285	13,404
Securities held to maturity, at cost (fair value approximates $700, $701 and $1,000, respectively)	681	681	1,188
Loans, net
Held for investment, net of allowance for loan losses of $1,362, $1,335 and $1,289, respectively	135,921	130,420	127,506
Held for sale	263	1,351	705
Accrued interest receivable	615	684	650
Stock in Federal Reserve Bank, at cost	65	65	65
Stock in Federal Home Loan Bank of Atlanta, at cost	859	758	1,055
Other real estate owned	—	—	156
Premises and equipment, net	5,751	5,743	2,657
Other assets	1,578	1,469	1,578

Total assets	$206,229	$204,636	$167,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$44,084	$37,955	$30,215
Interest-bearing	132,673	134,810	101,150

Total deposits	176,757	172,765	131,365

Federal Home Loan Bank Advances	10,000	10,000	16,600
Securities sold under agreements to repurchase	2,070	4,235	1,506
Other borrowings	50	50	50
Accrued interest payable	374	378	296
Other liabilities	1,005	1,136	1,194

Total liabilities	190,256	188,564	151,011

Stockholders’ equity
Common stock, $5 par value
3,000,000 shares authorized; issued and outstanding:
As of March 31, 2006, 1,714,668 shares; As of December 31, 2005, 1,714,668 shares; As of March 31, 2005, 1,707,850 shares	8,573	8,573	8,539
Additional paid-in capital	315	315	289
Retained earnings	7,114	7,238	7,245
Accumulated other comprehensive income (loss), net	(29)	(54)	(65)

Total stockholders’ equity	15,973	16,072	16,008

Total liabilities and stockholders’ equity	$206,229	$204,636	$167,019

(1)	The March 31, 2005 balance sheet information is provided to assist the reader in his understanding of the Company’s financial condition.

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,298	$2,099
Taxable investment securities	62	103
Nontaxable investment securities	12	12
Dividends on FRB and FHLB stock	11	6
Interest on federal funds sold	491	26

Total interest income	2,874	2,246

Interest expense
Deposits	1,054	582
Borrowings	148	75

Total interest expense	1,202	657

Net interest income	1,672	1,589
Provision for loan losses	17	30

Net interest income after provision for loan losses	1,655	1,559

Noninterest income
Service charges on deposit accounts	150	71
Gains on sale of other real estate owned	—	159
Gains on sale of loans held for sale, net	48	71
Late charges and other fees on loans	16	22
Other	102	83

Total noninterest income	316	406

Noninterest expense
Compensation	1,034	545
Data processing	132	79
Occupancy	124	65
Furniture and equipment	155	80
Taxes and licenses	40	34
Professional fees	112	124
Contract employee services	101	30
Marketing	60	22
Other	254	226

Total noninterest expense	2,012	1,205

Income (loss) before provision for income taxes	(41)	760
Provision for (benefit from) income taxes	(19)	251

Net income (loss)	$(22)	$509

Earnings (loss) per common share
Basic	$(0.01)	$0.30

Diluted	$(0.01)	$0.29

Dividends per share	$0.06	$0.06

Weighted average shares outstanding – basic	1,714,668	1,707,390
Effect of dilutive stock options	37,644	46,602

Weighted average shares outstanding – assuming dilution	1,752,312	1,753,992

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(22)	$509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	17	30
Amortization of loan yield adjustments, net	81	7
Depreciation, amortization and accretion, net	107	87
Exercise of stock options tax benefit	—	2
Net gains on sale of:
Loans	(48)	(71)
Premises and equipment	—	(1)
Gain on sale, real estate owned	—	(159)
Proceeds from sales of loans held for sale	2,195	3,482
Origination of loans held for sale	(1,059)	(2,600)
Changes in assets/liabilities, net
Increase in interest receivable and other assets	(53)	(1)
Increase (decrease) in other liabilities	(135)	262

Net cash provided by operating activities	1,083	1,547

Cash flows from investing activities:
Purchases of securities available for sale	(495)	—
Proceeds from maturities of securities available for sale	1,900	740
Principal repayments on securities available for sale	10	15
Principal repayments on securities held to maturity	1	1
Proceeds from sale, real estate owned	—	300
Net increase in loans held for investment	(5,599)	(4,014)
Purchases of Federal Home Loan Bank stock	(101)	(765)
Purchases of premises and equipment	(102)	(189)
Proceeds from sales of premises and equipment	—	19

Net cash used for investing activities	(4,386)	(3,893)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5
Net increase (decrease) in deposits	3,993	(1,714)
Proceeds from Federal Home Loan Bank advances	—	17,175
Repayments of Federal Home Loan Bank advances	—	(575)
Proceeds from federal funds purchased	—	13,972
Repayment of federal funds purchased	—	(15,713)
Net increase (decrease) in securities sold under agreements to repurchase	(2,165)	(524)
Cash dividends paid	(103)	(102)

Net cash provided by financing activities	1,725	12,524

(Decrease) increase in cash and cash equivalents	(1,578)	10,178
Cash and cash equivalents, beginning of period	54,180	7,877

Cash and cash equivalents, end of period	$52,602	$18,055

Supplemental disclosure:
Interest paid	$1,207	$593
Income taxes paid	$—	$—

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 1 – Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiaries, Heritage Bank, IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiaries. The Company’s primary subsidiary, Heritage Bank (the “Bank”), is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to current period presentation.

The Company believes its critical accounting policies are those that are particularly sensitive in terms of judgments and the extent to which estimates are used, and include the valuation of the allowance for loan losses, the impairment of loans, financial investments and other accounts, the deferral of loan fees and direct loan origination costs, and accounting for income taxes.

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses on existing loans that may become uncollectible. The amount of the allowance is affected by: (1) loan charge offs, which decrease the allowance, (2) recoveries on loans previously charged off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

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

The Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when it is probable that the Company will be unable to collect all interest and payments due according to the contractual terms of the loan agreement. Evaluations are based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment.

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

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

Impairment of Financial Investments and Other Accounts. Impairment of investment securities, other equity investments, and other asset accounts results in a write-down that must be included in net income when the fair value of the asset declines below cost and is other-than-temporary. The fair values of these investments and other assets are subject to change, as they are influenced by market conditions and management decisions.

Deferral of Loan Fees and Origination Costs. SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (“FAS 91”), generally requires that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the Company utilizes estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

The Company restated its audited financial statements and notes for the years ended December 31, 2003 and 2002 to correct accounting errors related to FAS 91, among other adjustments. (For a detailed discussion on the FAS 91 related errors and correcting methodology, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements,” Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006 (the “2004 Form 10-KSB”), as well as Item 8A, “Controls and Procedures” in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, filed on November 9, 2006.)

As detailed in the 2004 Form 10-KSB for the FAS 91-related restatement entries through 2004, management applied a methodology to each year-end electronic loan file to estimate the net deferred cost balance at the respective dates, and make adjustments to net deferred cost balances, compensation costs, and interest income for each year. For the quarters ended March 31, June 30, and September 30, 2005 the Company estimated adjustments to the net deferred cost balance, compensation cost, and interest income by (a) calculating the net deferred cost (loan origination fees less loan origination costs) for each quarter, (b) calculating the annual amortization of the net deferred loan cost balance and prorating the annual amortization equally over each quarter, and then (c) calculating the resultant estimate of the reduction to interest income (reflecting a yield adjustment) for each quarter. For the quarter ended March 31, 2006, the Company obtained an electronic loan file from its data processing vendor and applied the methodology as described in the 2004 Form 10-KSB.

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 2 – Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006. Because there were no unvested options at January 1, 2006, and the Company did not grant any options during the first quarter of 2006, no share-based compensation expense was recognized in the first quarter of 2006. Previously, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. The information below for the three months ended March 31, 2005 is disclosed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The weighted average fair value of options granted in 2005 was $5.34 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 3.93%; volatility of 25.14%; dividend yield of 1.80%; and expected life of 7.5 years. The following table presents the pro forma disclosures for the quarter ended March 31, 2005:

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net income as reported	$509
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(106)

Pro forma net income	$403
Basic net income per share
As reported	$0.30
Pro forma	$0.24
Diluted net income per share
As reported	$0.29
Pro forma	$0.23

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-The- Money Options (in 000s)
Options outstanding, January 1, 2006	126,400	$9.41	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—

Options outstanding and exercisable, March 31, 2006	126,400	$9.41	4.5	$875

There were no options exercised during the first quarter of 2006. The Company’s current policy is to issue new shares to satisfy option share exercises.

In November 2005, Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, was issued. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt.

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$38	$(81)
Tax effect	(13)	28

Net of tax amount	$25	$(53)

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended December 31,
	2006	2005
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$(22)	$509
Weighted average shares outstanding (denominator)	1,714,668	1,707,390
Earnings per common share - basic	$(0.01)	$0.30
Effect of dilutive securities
Weighted average shares outstanding during the period	1,714,668	1,707,390
Effect of dilutive stock options	37,644	46,602

Weighted diluted average shares outstanding (denominator) during the period	1,752,312	1,753,992

Earnings per common share – assuming dilution	$(0.01)	$0.29

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. For the three months ended March 31, 2006 and 2005, options on 30,000 shares were not included in computing diluted earnings per share because the effects of the options were antidilutive.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

As used in this quarterly report on Form 10-QSB, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

As previously announced, in 2005 we determined to restate our financial statements for calendar years ended December 31, 2003 and 2002, as well as unaudited financial information previously released for 2004, to correct various errors, including our accounting for loan origination fees and origination costs and our deferred compensation plan and stock options. For detailed discussion on the restatement, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements”, Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006 (the “2004 Form 10-KSB”) as well as Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, filed on November 9, 2006 (the “2005 Form 10-KSB”).

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-QSB which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our 2005 annual report on Form 10-KSB, filed November 9, 2006.

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

Financial Condition of the Company at March 31, 2006, December 31, 2005 and March 31, 2005

Total Assets. The Company’s total assets at March 31, 2006 were $206.2 million, an increase of $1.6 million from $204.6 million at December 31, 2005, and an increase of $39.2 million, or 23.5% from $167.0 million at March 31, 2005. The $39.2 million increase in assets from March 31, 2005 to March 31, 2006 resulted primarily from increases in the balance of federal funds sold, loans held for investment and premises and equipment, partially offset by a decrease in the balance of investment securities. The growth in total assets was funded by increases in deposits. Premises and equipment grew as the Company increased its investment in facilities and technology during the period. In October 2005, the Company acquired a site in Virginia Beach for the purpose of building a future retail banking office.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities increased by a combined $29.9 million, from $23.9 million at March 31, 2005 to $53.8 million at March 31, 2006. This increase was primarily funded by a combined net increase of $39.4 million in deposit and borrowing balances. During a rising interest rate environment with a flat yield curve, management elected to allow investment securities to mature until more attractive investment or lending opportunities arose.

Loans. Loans held for investment grew by $5.5 million, to $135.9 million, or 4.2%, during the first quarter of 2006, and by $8.4 million, or 6.6%, since March 31, 2005.

Asset Quality. The Company’s nonperforming assets at March 31, 2006 were $259,000, or 0.13% of assets compared to December 31, 2005 nonperforming assets of $230,000, or 0.11% of assets, and a decrease of $512,000 from March 31, 2005 nonperforming assets of $771,000, or 0.46% of assets. The year-over-year decrease in nonperforming assets was due to a decrease in the balance of nonaccrual loans and real estate owned. The Company had no other real estate owned at March 31, 2006.

Deposits. Driven by growth in core deposits, total deposits at March 31, 2006 grew to $176.8 million, an increase of $4.0 million, or 2.3%, from December 31, 2005 deposits of $172.8 million, and an increase of $45.4 million, or 34.6%, from March 31, 2005 deposits of $131.4 million. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, grew to $107.2 million at March 31, 2006, a $5.5 million increase from December 31, 2005 core deposits of $101.7 million, and a $43.4 million increase from March 31, 2005 core deposits of $63.8 million.

Borrowed Funds. Borrowed funds were $12.1 million at March 31, 2006, a decrease of $2.2 million from December 31, 2005 related to the impact of the decrease in the balance of securities sold under agreements to repurchase. Compared to the March 31, 2006 balance, borrowed funds decreased by $6.0 million from the $18.1 million balance of borrowed funds at March 31, 2005, primarily related to a decrease in Federal Home Loan Bank advances. In March 2005, with a view toward rising interest rates, the Company borrowed $10.0 million from the FHLB in a 4.54% fixed rate advance with a 5-year term.

Capital. Stockholders’ equity at March 31, 2006 was $16.0 million, essentially unchanged from $16.1 million at December 31, 2005 and $16.0 million at March 31, 2005.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At March 31,
	2006	2005
	(in thousands)
Nonaccrual loans (1)	$226	$603
Accruing loans past due 90 days or more	33	12

Total nonperforming loans	259	615
Real estate owned, net	—	156

Total nonperforming assets	$259	$771

(1)	At March 31, 2006, includes $225 thousand in restructured loans.

A summary of the activity in the allowance for loan losses account is as follows:

	At March 31,
	2006	2005
	(in thousands)
Balance, beginning of period	$1,335	$1,264
Provision for loan losses	17	30
Loans charged-off	(19)	(6)
Recoveries	29	1

Balance, end of period	$1,362	$1,289

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

Overview. The Company’s pretax loss was $41,000 for the three months ended March 31, 2006, as compared to pre-tax income of $760,000, or a decrease of $801,000. Net interest income increased by $83,000, the provision for loan losses decreased by $13,000, noninterest income decreased by $90,000 and noninterest expense increased by $807,000. The net loss, after tax benefit, was $22,000, a decrease of $531,000 from $509,000 for the three months ended March 31, 2005. Diluted earnings per share decreased by $0.30, from $0.29 per share for the three months ended March 31, 2005 to a loss of $0.01 per share for the three months ended March 31, 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $83,000, from $1.6 million for the quarter ended March 31, 2005 to $1.7 million for the quarter ended March 31, 2006. The impact of a $41.4 million increase in the average interest earning assets between the periods was partially offset by the decrease in the net interest margin, which declined from 4.32% in the first quarter of 2005 to 3.56% in the first quarter of 2006. The decrease in net interest margin was primarily attributable to the compression effects of a flattening yield curve as well as smaller net incremental interest rate spreads on the Company’s marginal growth during the period.

Interest income increased by $628,000 during the quarters, primarily attributable to increases in interest income on loans and federal funds sold. Interest on loans increased by $199,000 in the first quarter of 2006 compared to the first quarter of 2005. This increase was attributable to a $6.0 million increase in the average balance of loans, accompanied by an increase in yield from 6.59% to 6.90%. Interest on federal funds sold increased by $465,000, attributable primarily to a $40.8 million increase in average balance, as well as an increase in yield from 2.38% to 4.35% during the periods.

Interest expense increased primarily due to an increase in deposit expense of $472,000, due to a $30.2 million increase in average balances and an increase in cost from 2.24% to 3.15%.

Provision for Loan Losses. The Company’s provision for loan losses decreased by $13,000, from $30,000 for the three months ended March 31, 2005 to $17,000 for the three months ended March 31, 2006.

Noninterest Income. Total noninterest income decreased by $90,000, from $406,000 for the first quarter of 2005 to $316,000 for the first quarter of 2006. There were no gains on the sale of real estate owned in the first quarter of 2006 compared to gains of $159,000 in the first quarter of 2005. This decrease was partially offset by a $79,000 increase in service charges on deposit accounts.

Noninterest Expense. Compared to the first quarter of 2005, total noninterest expense increased by $807,000 in the first quarter of 2006 due primarily to an increase of $489,000 for compensation and increases to other expenses related to restatement-related expenses as well as the enhancement of the Company’s infrastructure, technology, and branch facilities, which began in the first quarter of 2005. Accordingly, during the comparable periods, expenses for furniture and equipment, contract employee services, occupancy, and data processing increased by $75,000, $71,000, $59,000 and $53,000, respectively.

Income Taxes. The Company recorded an income tax benefit of $19,000 for the three months ended March 31, 2006, compared to an expense of $251,000, which represented an effective tax rate of 33.0%, for the three months ended March 31, 2005.

Commitments

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, standby letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the consolidated balance sheets.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At March 31, 2006	At December 31, 2005	At March 31, 2005
	(in thousands)
Commitments to extend credit	$34,317	$32,524	$23,463
Standby letters of credit	363	338	543
Commitments to sell loans	700	1,491	1,974

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors, investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2006, cash and cash equivalents were $52.6 million, a decrease of $1.6 million from $54.2 million at December 31, 2005, and an increase of $34.5 million from the $18.1 million balance at March 31, 2005.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio and can also obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $16.0 million at March 31, 2006, compared to $16.1 million at December 31, 2005 and $16.0 million at March 31, 2005. At March 31, 2006, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period that begins after December 15, 2005 for small business filers. The Company adopted SFAS No. 123(R) effective as of January 1, 2006 under the modified prospective transition method. Accordingly, subsequent to January 1, 2006, any grants of stock options by the Company will result in a charge to earnings on the later of (1) the grant date, or (2) shareholder approval of any proposed incentive plan related to the grants. The effect of results on operations will depend on the number of options granted, the calculation of the fair value of the options granted, the service period and other terms provided in the grants, and the estimate of forfeitures (see Note 2 – Share Based Compensation).

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In November 2005, FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued. The guidance in FSP 115-1 amends SFAS No. 115 and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The application guidance within FSP 115-1 includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other-than-temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Adoption of FSP 115 did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in SFAS No. 133 related to beneficial interests in securitized financial assets and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company held the Combined 2005 and 2006 Annual Meeting of Shareholders on December 28, 2006. At the meeting, the shareholders of the Company approved the Heritage 2006 Equity Incentive Plan (the “Plan”). The Board of Directors of the Company had previously approved the Plan on July 26, 2006, and approved an amendment to the Plan on October 25, 2006. The Plan authorizes the issuance of up to 250,000 shares of the Common Stock of the Company, and both the principal executive officer and principal financial officer of the Company (among others) are participants in the Plan. As a result of the shareholders’ approval of the Plan, the Company will not grant any new stock awards under the existing Heritage Bankshares, Inc. 1987 and 1999 Stock Option Plans.

The Company completed a private placement of its Common Stock in closings on June 30, 2006 and July 31, 2006. The private placement was exempt from registration under Rule 506 of the Securities Act of 1933, as amended. The private placement was not underwritten and the Company sold 138,505 shares of stock at an aggregate offering price of $2,146,828 in the June 2006 closing, and 47,079 shares at an aggregate offering price of $729,724 in the July 2006 closing. The Company contributed the net proceeds of the private placement to the capital of the Bank.

On December 27, 2006, the Company completed another private placement of its Common Stock. The private placement was exempt from registration under Rule 506 of the Securities Act of 1993, as amended. The private placement was not underwritten and the Company sold 350,000 shares of stock at an aggregate offering price of $5,425,000. The Company used the net proceeds of the private placement to pay off an unsecured loan in the amount of $5,000,000.

Item 3.	Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These ineffective disclosure controls and procedures, together with the material weaknesses in internal control over financial reporting described below, resulted in numerous accounting errors that required the Company to restate our financial statements for 2003 and 2002, as well as unaudited financial information previously released for 2004. Management’s attention to these matters prevented the Company from filing quarterly report on Form 10-QSB in a timely fashion. While we have taken steps to improve our controls and procedures, as further described below, management concluded that the Company’s internal controls and procedures with respect to financial reporting were not effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

As described in the 2005 Form 10-KSB, during 2005 the Company discovered accounting errors in its previously reported financial results and determined that financial information for 2004, 2003, and 2002 should be restated. In connection with this restatement, management identified material weaknesses and significant deficiencies in internal control over financial reporting that create a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In our 2005 Form 10-KSB, we reported significant deficiencies or material weaknesses primarily in the Company’s control environment, control activity, and information components of its internal controls. The Company’s control environment was deficient because applicable personnel did not possess adequate knowledge and expertise to prepare financial reports in accordance with all applicable requirements, did not properly assign authority and responsibility, and did not adequately organize, train, and develop its associates. Control activities were deficient because of inadequate approval procedures, the lack of sufficient reconciliations, inadequate segregation of duties, and the assignment of incompatible functions. Moreover, certain pertinent information was not identified, captured or retained in a form and pursuant to a timetable that enabled our personnel to carry out their responsibilities.

The material weaknesses and significant deficiencies in internal control over financial reporting resulted in errors in the following areas:

•	loan origination costs and amortization of fees;

•	deferred compensation plans, including associated life insurance and the maintenance of related records;

•	stock option expensing; and

•	a variety of other areas, including impairment of certain loans, depreciation expense, employer 401(k) matching contributions, impairment of certain long-lived assets, and income tax expenses.

Although many of the weaknesses and deficiencies have not been fully remediated, we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes, some of which have been enhanced further or implemented in connection with the restatement process. These measures, further described in our 2005 Form 10-KSB, included:

•	recruiting new personnel and retaining outside experts to improve the overall quality and level of our financial experience,

•	reorganizing our organizations to improve financial oversight,

•	changing our structure to segregate responsibilities in connection with financial reporting tasks, and

•	implementing an improved reconciliation policy.

During 2006, we have continued to implement remedial measures in response to specific accounting and reporting issues related to the restatement. We are adding personnel and systems, improving our organizational supervision, developing additional policies and procedures, as well as training our employees on our existing policies and procedures, in an effort to constantly improve our internal controls and control environment.

The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate, with a goal of eliminating material weaknesses as soon as possible. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company’s management to report on the effectiveness of the Company’s internal control structure and procedures as of our fiscal year ended December 31, 2007. In the event the Company continues to have one or more material weaknesses in internal controls at December 31, 2007, the Company’s management will disclose such weakness in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. If such material weaknesses continue to exist at December 31, 2008, the Company believes they would be referenced in an adverse attestation report from our auditors as of such date.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

   The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3.	Defaults Upon Senior Securities

   None

Item 4.	Submission of Matters to a Vote of Security Holders

   None

Item 5.	Other Information

   None

Item 6.	Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

March 30, 2007	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

March 30, 2007	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)