Form 10QSB
period 2006-06-30
HERITAGE BANKSHARES INC /VA
filed 2007-03-30
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1— Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)	June 30, 2005[1] (Unaudited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$7,519	$8,349	$9,504
Federal funds sold	36,580	45,831	31,499
Securities available for sale, at fair value (adjusted cost of $22,433, $9,366 and $12,951, respectively)	22,376	9,285	12,908
Securities held to maturity, at cost (fair value approximates $689, $701 and $1,221, respectively)	680	681	1,186
Loans, net
Held for investment, net of allowance for loan losses of $1,300, $1,335 and $1,283, respectively	131,779	130,420	119,832
Held for sale	455	1,351	1,415
Accrued interest receivable	682	684	582
Stock in Federal Reserve Bank, at cost	65	65	65
Stock in Federal Home Loan Bank of Atlanta, at cost	859	758	758
Other real estate owned	—	—	85
Premises and equipment, net	6,772	5,743	2,814
Other assets	1,648	1,469	1,679

Total assets	$209,415	$204,636	$182,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$45,804	$37,955	$30,387
Interest-bearing	131,092	134,810	121,878

Total deposits	176,896	172,765	152,265

Federal Home Loan Bank Advances	10,000	10,000	10,000
Securities sold under agreements to repurchase	2,740	4,235	2,234
Other borrowings	50	50	50
Accrued interest payable	371	378	409
Other liabilities	1,161	1,136	1,033

Total liabilities	191,218	188,564	165,991

Stockholders’ equity
Common stock, $5 par value
3,000,000 shares authorized; issued and outstanding:
As of June 30, 2006, 1,861,173 shares; As of December 31, 2005, 1,714,668 shares; As of June 30, 2005, 1,707,850 shares	9,306	8,573	8,539
Additional paid-in capital	1,781	315	289
Retained earnings	7,147	7,238	7,536
Accumulated other comprehensive income (loss), net	(37)	(54)	(28)

Total stockholders’ equity	18,197	16,072	16,336

Total liabilities and stockholders’ equity	$209,415	$204,636	$182,327

(1)	The June 30, 2005 balance sheet information is provided to assist the reader in his understanding of the Company’s financial condition.

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,494	$2,077	$4,792	$4,176
Taxable investment securities	64	96	126	199
Nontaxable investment securities	12	12	24	24
Dividends on FRB and FHLB stock	13	10	24	17
Interest on federal funds sold	538	163	1,030	188

Total interest income	3,121	2,358	5,996	4,604

Interest expense
Deposits	1,152	745	2,207	1,328
Borrowings	146	135	294	209

Total interest expense	1,298	880	2,501	1,537

Net interest income	1,823	1,478	3,495	3,067
Provision for loan losses	—	—	17	30

Net interest income after provision for loan losses	1,823	1,478	3,478	3,037

Noninterest income
Service charges on deposit accounts	163	83	313	154
Gains on sale of other real estate owned	—	152	—	310
Gains on sale of loans held for sale, net	33	57	82	128
Late charges and other fees on loans	38	100	54	123
Other	200	107	302	190

Total noninterest income	434	499	751	905

Noninterest expense
Compensation	993	762	2,027	1,306
Data processing	128	81	261	160
Occupancy	127	82	251	148
Furniture and equipment	144	91	298	171
Taxes and licenses	54	43	94	77
Professional fees	178	158	290	282
Contract employee services	85	92	186	122
Marketing	64	24	124	46
Other	274	212	528	438

Total noninterest expense	2,047	1,545	4,059	2,750

Income before provision for income taxes	210	432	170	1,192
Provision for income taxes	65	141	46	392

Net income	$145	$291	$124	800

Earnings per common share
Basic	$0.08	$0.17	$0.07	$0.47

Diluted	$0.08	$0.17	$0.07	$0.46

Dividends per share	$0.06	$—	$0.12	$0.06

Weighted average shares outstanding – basic	1,718,517	1,707,850	1,716,593	1,707,620
Effect of dilutive stock options	37,999	43,633	37,821	45,118

Weighted average shares outstanding – assuming dilution	1,756,516	1,751,483	1,754,414	1,752,738

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$124	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17	30
Amortization of loan yield adjustments, net	134	58
Depreciation, amortization and accretion, net	203	175
Exercise of stock options tax benefit	26	2
Net gains (losses) on sale of:
Securities	(26)	—
Loans	(82)	(128)
Premises and equipment	—	(1)
Real estate owned	—	(310)
Proceeds from sales of loans held for sale	4,666	8,065
Origination of loans held for sale	(3,688)	(7,836)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	(186)	(53)
Increase in other liabilities	18	214

Net cash provided by operating activities	1,206	1,016

Cash flows from investing activities:
Purchases of securities available for sale	(16,579)	—
Proceeds from maturities of securities available for sale	3,400	1,240
Principal repayments on securities available for sale	15	29
Purchases of securities held to maturity	—	3
Proceeds from sales of securities available for sale	111	—
Principal repayments on securities held to maturity	1	—
Proceeds from sale of real estate owned	—	522
Net increase (decrease) in loans held for investment	(1,510)	3,609
Purchases of Federal Home Loan Bank stock	(101)	(765)
Redemption of Federal Home Loan Bank stock	—	297
Purchases of premises and equipment	(1,219)	(396)
Proceeds from sales of premises and equipment	—	19

Net cash provided by (used for) investing activities	(15,882)	4,558

Cash flows from financing activities:
Proceeds from exercise of stock options	49	5
Net increase in deposits	4,131	19,186
Proceeds from Federal Home Loan Bank advances	—	17,175
Repayments of Federal Home Loan Bank advances	—	(7,175)
Proceeds from federal funds purchased	—	13,972
Repayment of federal funds purchased	—	(15,713)
Net increase (decrease) in securities sold under agreements to repurchase	(1,494)	204
Private placement issuance of stock, net of costs	2,124	—
Cash dividends paid	(215)	(102)

Net cash provided by financing activities	4,595	27,552

(Decrease) increase in cash and cash equivalents	(10,081)	33,126
Cash and cash equivalents, beginning of period	54,180	7,877

Cash and cash equivalents, end of period	$44,099	$41,003

Supplemental disclosure:
Interest paid	$2,508	$1,360
Income taxes paid	$25	$495

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

As detailed in the 2004 Form 10-KSB for the FAS 91-related restatement entries through 2004, management applied a methodology to each year-end electronic loan file to estimate the net deferred cost balance at the respective dates, and make adjustments to net deferred cost balances, compensation costs, and interest income for each year. For the quarters ended March 31, June 30, and September 30, 2005 the Company estimated adjustments to the net deferred cost balance, compensation cost, and interest income by (a) calculating the net deferred cost (loan origination fees less loan origination costs) for each quarter, (b) calculating the annual amortization of the net deferred loan cost balance and prorating the annual amortization equally over each quarter, and then (c) calculating the resultant estimate of the reduction to interest income (reflecting a yield adjustment) for each quarter. For the quarter ended March 31, 2006, the Company obtained an electronic loan file from its data processing vendor and applied the methodology as described in the 2004 Form 10-KSB. The Company converted its accounting for FAS 91 back to its data processing system for the quarter ended June 30, 2006.

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 2 – Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006. Because there were no unvested options at January 1, 2006, and the Company did not grant any options during the first and second quarter of 2006, no share-based compensation expense was recognized in the three and six months ended June 30, 2006. Previously, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. The information below for the three months ended June 30, 2005 is disclosed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The weighted average fair value of options granted in 2005 was $5.34 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 3.93%; volatility of 25.14%; dividend yield of 1.80%; and expected life of 7.5 years. The following table presents the pro forma disclosures for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net income as reported	$291	$800
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	—	(106)

Pro forma net income	$291	$694

Basic net income per share
As reported	$0.17	$0.47

Pro forma	$0.17	$0.41

Diluted net income per share
As reported	$0.17	$0.46

Pro forma	$0.17	$0.40

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-The- Money Options (in 000s)
Options outstanding, January 1, 2006	126,400	$9.41	—	—
Granted	—	—	—	—
Exercised	(8,000)	6.15	—	—
Forfeited/Expired	—	—	—	—

Options outstanding and exercisable, June 30, 2006	118,400	$9.63	4.3	$802

The total intrinsic value of in-the-money options exercised during the six months ended June 30, 2006 was $76,800. Cash received from option exercises during the six months ended June 30, 2006 was $49,200. The Company’s current policy is to issue new shares to satisfy share option exercises.

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(in thousands)
Unrealized holding gains (losses) on available- for-sale securities	$(13)	$56	$24	$(24)
Tax effect	4	(19)	(8)	8

Net of tax amount	$(9)	$37	$16	$(16)

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands except share and per share data)
Net income (numerator, basic and diluted)	$145	$291	$124	$800
Weighted average shares outstanding (denominator)	1,718,517	1,707,850	1,716,593	1,707,620
Earnings per common share—basic	$0.08	$0.17	$0.07	$0.47

Effect of dilutive securities
Weighted average shares outstanding during the period	1,718,517	1,707,850	1,716,593	1,707,620
Effect of dilutive stock options	37,999	43,633	37,821	45,118

Weighted diluted average shares outstanding (denominator) during the period	1,756,516	1,751,483	1,754,414	1,752,738

Earnings per common share – assuming dilution	$0.08	$0.17	$0.07	$0.46

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. For the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, options on 30,000 shares were not included in computing diluted earnings per share because the effects of the options were antidilutive.

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

Financial Condition of the Company at June 30, 2006, December 31, 2005 and June 30, 2005

Total Assets. The Company’s total assets at June 30, 2006 were $209.4 million, an increase of $4.8 million from $204.6 million at December 31, 2005, and an increase of $27.1 million, or 14.9%, from $182.3 million at June 30, 2005. The $27.1 million increase in total assets from June 30, 2005 to June 30, 2006 resulted primarily from an increase in the combined balances of federal funds sold and investment securities, loans held for investment and premises and equipment, funded primarily by increases in deposits. Premises and equipment grew as the Company increased its investment in facilities and technology during the period. In October 2005 and June 2006, the Company acquired two sites in Virginia Beach for the purpose of building future retail banking offices.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities at June 30, 2006 were $59.6 million compared to total federal funds sold and investment securities of $55.8 million at December 31, 2005 and $45.6 million at June 30, 2005.

Loans. Net loans held for investment at June 30, 2006 were $131.8 million, which represents an increase of $12.0 million, or 10.0%, from the balance of $119.8 million at June 30, 2005, and an increase of $1.4 million, or 1.0%, from the balance of $130.4 million at December 31, 2005.

Asset Quality. The Company’s nonperforming assets at June 30, 2006 were $201,000, or 0.10% of assets, a decrease of $29,000, from December 31, 2005 nonperforming assets of $230,000, or 0.11% of assets, and a decrease of $276,000 from June 30, 2005 nonperforming assets of $477,000, or 0.26% of assets. The decreases were attributable to declines in the balances of nonaccrual loans and/or other real estate owned. At June 30, 2006, the Company had no other real estate owned.

Deposits. Total deposits at June 30, 2006 were $176.9 million, an increase of $24.6 million, or 16.2%, from $152.3 million in deposits at June 30, 2005, and an increase of $4.1 million, or 2.4% from December 31, 2005. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, grew to $110.0 million at June 30, 2006, a $34.2 million increase from June 30, 2005 core deposits of $75.8 million, and an $8.3 million increase from December 31, 2005 core deposits of $101.7 million. Increases in core deposits were partially offset by decreases in balances in certificates of deposit.

Borrowed Funds. Borrowed funds were $12.8 million at June 30, 2006 compared to $12.3 million at June 30, 2005. Compared to the December 31, 2005 balance of $14.3 million, borrowed funds at June 30, 2006 decreased by $1.5 million, attributable to smaller balances in securities sold under agreements to repurchase.

Capital. Stockholders’ equity at June 30, 2006 was $18.2 million, an increase of $1.9 million, or 11.4%, over stockholders’ equity of $16.3 million at June 30, 2005, and a $2.1 million, or 13.2%, increase over $16.1 million in stockholders’ equity at December 31, 2005. Stockholders’ equity increased primarily as a result of $2.1 million in net capital raised in connection with the sale of 138,505 shares of the Company’s common stock in a private placement that closed in June 2006.

The tables below set forth, for the periods indicated information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At June 30,
	2006	2005
	(in thousands)
Nonaccrual loans (1)	$200	$355
Accruing loans past due 90 days or more	1	37

Total nonperforming loans	201	392

Real estate owned, net	—	85

Total nonperforming assets	$201	$477

(1)	At June 30, 2006 includes $200 thousand in restructured loans.

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(in thousands)
Balance, beginning of period	$1,362	$1,289	$1,335	$1,264

Provision for loan losses	—	—	17	30
Loans charged-off	(64)	(9)	(83)	(14)
Recoveries	2	3	31	3

Balance, end of period	$1,300	$1,283	$1,300	$1,283

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

Overview. The Company’s pretax income was $210,000 for the three months ended June 30, 2006 as compared to pretax income of $432,000 in the three months ended June 30, 2005, a decrease of $222,000. Net interest income increased by $345,000, noninterest income decreased by $65,000, and noninterest expense increased by $502,000. Net income, after tax, was $145,000, a decrease of $146,000 from $291,000 for the three months ended June 30, 2005. Diluted earnings per share decreased by $0.09 per share, from $0.17 per share for the three months ended June 30, 2005 to $0.08 for the three months ended June 30, 2006.

Net Interest Income. Net interest income before provision for loan losses increased by $345,000, from $1.5 million for the quarter ended June 30, 2005, to $1.8 million for the quarter ended June 30, 2006. This increase was attributable to a $29.7 million increase in average interest earning assets between the periods, combined with an increase in the net interest margin from 3.66% in the second quarter of 2005 to 3.82% in the second quarter of 2006.

When compared to the second quarter of 2005, interest income in the second quarter of 2006 increased by $763,000, primarily due to increases in the amount of and rates on loans and federal funds sold. Interest on loans increased by $417,000, attributable to an $11.9 million increase in the average balance of loans and an increase in yield from 6.63% to 7.28%. Interest on federal funds sold increased by $375,000 due to a $23.3 million increase in average balance as well as an increase in yield from 3.07% to 4.81%.

Interest expense increased by $418,000, from $880,000 for the three months ended June 30, 2005 to $1.3 million for the three months ended June 30, 2006. Average interest-bearing deposit balances increased by $20.0 million, from $113.0 million to $133.0 million, and the cost of interest-bearing deposits increased from 2.64% to 3.48%.

Provision for Loan Losses. There was no provision for loan losses required in either the second quarter of 2005 or the second quarter of 2006. Of the $62,000 in net charge-offs in the three months ended June 30, 2006, $28,000 was related to the sale of the retail banking credit card portfolio.

Noninterest Income. Total noninterest income decreased by $65,000, from $499,000 in the second quarter of 2005 to $434,000 in the second quarter of 2006. There were no gains on sale of real estate owned in the second quarter of 2006 compared to gains of $152,000 in the second quarter of 2005. Gains on the sale of mortgage loans held for sale decreased by $24,000 due to a decrease in loan volume, and other loan fees decreased by $62,000, primarily due to a decline in prepayment penalties on loans paid prior to maturity. These decreases were partially offset by an $80,000 increase in service charges on deposit accounts, a $95,000 gain on the sale of the Bank’s retail credit card portfolio, and a $33,000 gain on the sale of equity securities.

Noninterest Expense. Total noninterest expense increased by $502,000, from $1.5 million in the second quarter of 2005, to $2.0 million in the second quarter of 2006. The increase was attributable to increases in expenses related to the enhancement of the Company’s infrastructure, technology, branch facilities and personnel which began in the first quarter of 2005. Accordingly, compared to the three months ended June 30, 2005, expenses for compensation, furniture and equipment, data processing, occupancy and marketing increased in the three months ended June 30, 2006 by $231,000, $53,000, $47,000, $45,000 and $40,000, respectively.

Income Taxes. The Company’s income tax expense for the three months ended June 30, 2006 was $65,000 compared to $141,000 for the three months ended June 30, 2005, which represented effective tax rates of 31.0% and 32.7%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

Overview. The Company’s pretax income was $170,000 for the six months ended June 30, 2006 compared to pretax income of $1.2 million for the six months ended June 30, 2005, a decrease of $1.0 million. Net interest income increased by $428,000, provision for loan losses decreased by $13,000, noninterest income decreased by $154,000 and noninterest expense increased by $1.3 million. Net income, after tax, for the six months ended June 30, 2006 was $124,000, a decrease of $676,000 from $800,000 for the six months ended June 30, 2005.

Net Interest Income. Net interest income before provision for loan losses increased by $428,000, from $3.1 million for the six months ended June 30, 2005 to $3.5 million for the six months ended June 30, 2006. The impact of a $35.4 million increase in average interest earning assets between the six-month periods was partially offset by a decrease in the net interest margin, which declined from 3.97% to 3.69%. The decrease in net interest margin was due primarily to the effects of a flattening yield curve and smaller interest rate spreads on the Company’s marginal asset growth between the periods.

When compared to the six months ended June 30, 2005, interest income in the six months ended June 30, 2006 increased by $1.4 million, attributable to a $9.2 million increase in the average balance of loans and an increase in loan yield from 6.63% to 7.09%. Interest on federal funds sold increased by $842,000, due to a $31.6 million increase in average balance as well as an increase in average yield from 2.86% to 4.58%.

Interest expense increased by $964,000, from $1.5 million for the six months ended June 30, 2005 to $2.5 million for the six months ended June 30, 2006. Interest on deposits increased by $879,000, as the average balance of interest-bearing deposits increased by $23.9 million, from $110.5 million to $134.4 million and the cost of interest-bearing deposits increased from 2.42% to 3.31%.

Provision for Loan Losses. Provision for loan losses decreased by $13,000, from $30,000 for the six months ended June 30, 2005 to $17,000 for the six months ended June 30, 2006. Of the $52,000 in net charge-offs in the six months ended June 30, 2006, $28,000 was related to the sale of the retail banking credit card portfolio.

Noninterest Income. Total noninterest income decreased by $154,000, from $905,000 for the six months ended June 30, 2005 to $751,000 for the six months ended June 30, 2006. There were no gains on the sale of real estate owned in the six months ended June 30, 2006 compared to gains of $310,000 in the corresponding 2005 period. Gains on the sale of mortgage loans held for sale decreased by $46,000 due to a decrease in loan volume, and other loan fees decreased by $69,000, primarily attributable to a decline in prepayment penalties on loans paid off prior to maturity. These decreases were partially offset by a $159,000 increase in service charges on deposit accounts, a $95,000 gain on the sale of the Bank’s retail credit card portfolio, and a $33,000 gain on the sale of equity securities.

Noninterest Expense. Total noninterest expense increased by $1.3 million, from $2.8 million for the six months ended June 30, 2005 to $4.1 million for the six months ended June 30, 2006, due primarily to an increase of $721,000 to compensation expense and other increases in expenses related to the enhancement of the Company’s infrastructure, technology, branch facilities and personnel which began in the first quarter of 2005. Accordingly, compared to the six months ended June 30, 2005, expenses for furniture and equipment, occupancy, data processing and marketing increased in the six months ended June 30, 2006 by $127,000, $103,000, $101,000 and $78,000, respectively.

Income Taxes. Income tax expense for the six months ended June 30, 2006 was $46,000, compared to $392,000 for the six months ended June 30, 2005, which represented effective tax rates of 27.0% and 32.9%, respectively. The effective tax rate for the six months ended June 30, 2006 was attributable to the effect of the tax benefit from the first quarter 2006.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At June 30, 2006	At December 31, 2005	At June 30, 2005
	(in thousands)
Commitments to extend credit	$31,686	$32,524	$16,312
Standby letters of credit	429	338	745
Commitments to sell loans	1,005	1,491	2,901

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors, investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2006, cash and cash equivalents were $44.1 million, a decrease of $10.1 million from $54.2 million at December 31, 2005, primarily attributable to a corresponding increase in the balance of investment securities, and an increase of $3.1 million from $41.0 million at June 30, 2005.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At June 30, 2006, the balance of the available-for-sale investment portfolio was $22.4 million, a $13.1 million increase over the $9.3 million balance at December 31, 2005, primarily due to a corresponding decrease in the balance of federal funds sold, and a $9.5 million increase over the $12.9 million balance at June 30, 2005. The Company can also obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $18.2 million at June 30, 2006, compared to $16.1 million at December 31, 2005 and $16.3 million at June 30, 2005. At June 30, 2006, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company raised $2.1 million in net capital in connection with the sale of 138,505 shares of the Company’s common stock in a private placement that closed in June 2006. The Company expects a further increase in net capital resulting from the second part of the private placement scheduled to close in July 2006. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Income Tax Uncertainties. FIN 48 clarifies the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes. This interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company completed a private placement of its Common Stock in closings on June 30, 2006 and July 31, 2006. The private placement was exempt from registration under Rule 506 of the Securities Act of 1933, as amended. The private placement was not underwritten and the Company sold 47,079 shares at an aggregate offering price of $729,724 in the July 2006 closing. The Company contributed the net proceeds of the July 2006 closing to the capital of the Bank. For detail on the June 2006 closing, see “Capital Resources.”

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These ineffective disclosure controls and procedures, together with the material weaknesses in internal control over financial reporting described below, resulted in numerous accounting errors that required the Company to restate our financial statements for 2003 and 2002, as well as unaudited financial information previously released for 2004. Management’s attention to these matters prevented the Company from filing quarterly report on Form 10-QSB in a timely fashion. While we have taken steps to improve our controls and procedures, as further described below, management concluded that the Company’s internal controls and procedures with respect to financial reporting were not effective as of June 30, 2006.

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

Although many of the weaknesses and deficiencies have not been fully remediated, beginning in 2005 we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes, some of which have been enhanced further or implemented in connection with the restatement process. During 2006, we have continued to implement remedial measures in response to specific accounting and reporting issues related to the restatement. We are adding personnel and systems, improving our organizational supervision, developing additional policies and procedures, as well as training our employees on our existing policies and procedures, in an effort to constantly improve our internal controls and control environment.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a private placement in the summer of 2006 of up to 200,000 shares of common stock, offered only to its directors and executive officers (the “Initial Private Placement”), the Company sold a total of 185,584 shares of its common stock at a price of $15.50 per share and received total proceeds of approximately $2.9 million. (The Initial Private Placement was effected through two separate closings, an initial closing that occurred on June 30, 2006 and a second closing that occurred on July 31, 2006. Please see the Company’s current reports on Form 8-K filed on July 5, 2006 and August 1, 2006 for additional information regarding the Initial Private Placement.) No fee was paid to any underwriter, placement agent or finder in connection with the Initial Private Placement. The Initial Private Placement was offered only to directors and executive officers of the Company, all of whom are “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”). For purposes of the Initial Private Placement, the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, which exempts certain transactions by an issuer not involving any public offering. The Company did not engage in any public advertising or general solicitation in connection with the Initial Private Placement. The Company provided the offerees with a confidential private placement memorandum, including certain reports filed with the Securities and Exchange Commission and other financial and business information. In addition, as noted above, all of the offerees in the Initial Private Placement were directors and/or executive officers of the Company.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description
10.1	Employment Agreement with John O. Guthrie, dated as of June 9, 2006, attached as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated herein by reference.

10.2	Amendment to the Employment Agreement with Michael S. Ives, dated as of June 30, 2006, attached as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 5, 2006, incorporated herein by reference

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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