Form 10QSB
period 2006-09-30
HERITAGE BANKSHARES INC /VA
filed 2007-03-30
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Transitional Small Business Issuer Format:     ☐  Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)	September 30, 2005[1] (Unaudited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$7,539	$8,349	$10,035
Federal funds sold	17,281	45,831	52,425
Securities available for sale, at fair value (adjusted cost of $46,098, $9,366 and $11,398, respectively)	46,104	9,285	11,321
Securities held to maturity, at cost (fair value approximates $689, $701 and $1,215, respectively)	679	681	1,183
Loans, net
Held for investment, net of allowance for loan losses of $1,348, $1,335 and $1,328, respectively	135,112	130,420	123,150
Held for sale	290	1,351	972
Accrued interest receivable	679	684	620
Stock in Federal Reserve Bank, at cost	65	65	65
Stock in Federal Home Loan Bank of Atlanta, at cost	859	758	758
Premises and equipment, net	6,796	5,743	3,197
Other assets	1,314	1,469	1,650

Total assets	$216,718	$204,636	$205,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$43,340	$37,955	$44,451
Interest-bearing	137,267	134,810	128,945

Total deposits	180,607	172,765	173,396

Federal Home Loan Bank Advances	10,000	10,000	10,000
Securities sold under agreements to repurchase	1,009	4,235	3,852
Other borrowings	5,050	50	50
Accrued interest payable	392	378	411
Other liabilities	554	1,136	1,318

Total liabilities	197,612	188,564	189,027

Stockholders’ equity
Common stock, $5 par value
3,000,000 shares authorized; issued and outstanding:
As of September 30, 2006, 1,927,652 shares; As of December 31, 2005, 1,714,668 shares; As of September 30, 2005, 1,712,000 shares	9,638	8,573	8,560
Additional paid-in capital	2,335	315	303
Retained earnings	7,129	7,238	7,537
Accumulated other comprehensive income (loss), net	4	(54)	(51)

Total stockholders’ equity	19,106	16,072	16,349

Total liabilities and stockholders’ equity	$216,718	$204,636	$205,376

(1)	The September 30, 2005 balance sheet information is provided to assist the reader in his understanding of the Company’s financial condition.

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,421	$2,121	$7,213	$6,297
Taxable investment securities	262	88	388	287
Nontaxable investment securities	12	12	36	36
Dividends on FRB and FHLB stock	14	7	38	24
Interest on federal funds sold	493	405	1,523	593

Total interest income	3,202	2,633	9,198	7,237

Interest expense
Deposits	1,268	909	3,475	2,236
Borrowings	144	144	438	353

Total interest expense	1,412	1,053	3,913	2,589

Net interest income	1,790	1,580	5,285	4,648
Provision for loan losses	31	—	48	30

Net interest income after provision for loan losses	1,759	1,580	5,237	4,618

Noninterest income
Service charges on deposit accounts	169	96	482	251
Gains on sale of other real estate owned	—	117	—	427
Gains on sale of loans held for sale, net	46	68	128	195
Late charges and other fees on loans	19	27	73	150
Other	66	94	368	284

Total noninterest income	300	402	1,051	1,307

Noninterest expense
Compensation	1,034	790	3,061	2,096
Data processing	126	92	387	252
Occupancy	127	105	378	252
Furniture and equipment	142	108	440	280
Taxes and licenses	45	36	139	114
Professional fees	109	113	400	395
Contract employee services	19	67	205	189
Marketing	46	127	170	173
Other	263	235	791	673

Total noninterest expense	1,911	1,673	5,971	4,424

Income before provision for income taxes	148	309	317	1,501
Provision for income taxes	50	103	96	495

Net income	$98	$206	$221	1,006

Earnings per common share
Basic	$0.05	$0.12	$0.12	$0.59

Diluted	$0.05	$0.12	$0.12	$0.57

Dividends per share	$0.06	$0.12	$0.18	$0.18

Weighted average shares outstanding – basic	1,903,695	1,709,406	1,778,960	1,708,215
Effect of dilutive stock options	31,607	42,844	35,750	44,360

Weighted average shares outstanding – assuming dilution	1,935,302	1,752,250	1,814,710	1,752,575

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$221	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	48	30
Amortization of loan yield adjustments, net	105	105
Depreciation, amortization and accretion, net	88	264
Exercise of stock options tax benefit	110	21
Net (gain) loss on sale of:
Securities	(26)	—
Loans	(128)	(195)
Premises and equipment	—	(1)
Real estate	—	(444)
Proceeds from sales of loans held for sale	7,411	12,215
Origination of loans held for sale	(6,222)	(11,476)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	131	(34)
Increase (decrease) in other liabilities	(568)	501

Net cash provided by operating activities	1,170	1,992

Cash flows from investing activities:
Purchases of securities available for sale	(42,042)	—
Proceeds from maturities of securities available for sale	5,400	2,740
Principal repayments on securities available for sale	27	50
Proceeds from sales of securities available for sale	111	—
Principal repayments on securities held to maturity	2	4
Proceeds from sale of real estate owned	—	560
Net increase (decrease) in loans held for investment	(4,845)	407
Purchases of Federal Home Loan Bank stock	(101)	(765)
Redemption of Federal Home Loan Bank stock	—	297
Purchases of premises and equipment	(1,343)	(835)
Proceeds from sales of premises and equipment	—	20

Net cash provided by (used for) investing activities	(42,791)	2,478

Cash flows from financing activities:
Proceeds from exercise of stock options	151	21
Net increase in deposits	7,842	40,318
Proceeds from Federal Home Loan Bank advances	—	17,175
Repayments of Federal Home Loan Bank advances	—	(7,175)
Proceeds from federal funds purchased	—	13,972
Repayment of federal funds purchased	—	(15,713)
Net increase (decrease) in securities sold under agreements to repurchase	(3,226)	1,822
Private placement issuance of stock, net of costs	2,853	—
Stock repurchase	(29)	—
Proceeds from other borrowings	5,000	—
Cash dividends paid	(330)	(307)

Net cash provided by financing activities	12,261	50,113

(Decrease) increase in cash and cash equivalents	(29,360)	54,583
Cash and cash equivalents, beginning of period	54,180	7,877

Cash and cash equivalents, end of period	$24,820	$62,460

Interest paid	$3,899	$2,411
Income taxes paid	$150	$520
Additional cash flow information:
Transfer from other real estate to loans	$—	$164

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

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

As explained in the 2004 Form 10-KSB for the FAS 91-related restatement entries through 2004, management applied a methodology to each year-end electronic loan file to estimate the net deferred cost at those respective dates, and make adjustments to net deferred cost balances, compensation costs, and interest income for each year. For the quarters ended March 31, June 30, and September 30, 2005 the Company estimated adjustments to the net deferred cost balance, compensation cost, and interest income by (a) calculating the net deferred cost (loan origination fees less loan origination costs) for each quarter, (b) calculating the annual amortization of the net deferred loan cost balance and prorating the annual amortization equally over each quarter, and then (c) calculating the resultant estimate of the reduction to interest income (reflecting a yield adjustment) for each quarter. For the quarter ended March 31, 2006, the Company obtained an electronic loan file from its data processing vendor and applied the methodology as described in the 2004 Form 10-KSB. The Company converted its accounting for FAS 91 back to its data processing system for the quarter ended June 30, 2006.

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

On July 26, 2006, the Company’s Board of Directors approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 200,000 shares of the Company’s common stock. The Board of Directors also granted 70,000 stock options to Mr. Ives at an exercise price of $15.56, and a total of 24,000 stock options to certain of its nonemployee directors at an exercise price of $18.67, pursuant to the 2006 Incentive Plan. The 2006 Incentive Plan and the outstanding option grants thereunder are subject to the approval of the shareholders of the Company within twelve (12) months after July 26, 2006. Concurrently with its approval of the 2006 Incentive Plan, the Board of Directors terminated the Company’s ability to issue new awards under the 1987 Stock Option Plan and 1999 Stock Option Plan, pending the approval by the Company’s shareholders of the 2006 Incentive Plan. On October 25, 2006, the Board of Directors increased to 250,000 the number of shares of the Company’s common stock that are available under the 2006 Incentive Plan, and granted, at an exercise price of $16.65, 74,000 additional options thereunder, all subject to shareholder approval of the plan. Since the Company’s stockholders had not yet approved the 2006 Incentive Plan at the end of the third quarter 2006, and the Company did not grant any options during the first and second quarters of 2006, no share-based compensation expense was recognized in the third quarter of 2006. At September 30, 2006, the Company was reviewing option valuation methodologies and, accordingly, could not quantify the expense impact at this time. (See subsequent events.)

Previously, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. The information below for the three and nine months ended September 30, 2005 is disclosed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The weighted average fair value of options granted in 2005 was $5.34 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 3.93%; volatility of 25.14%; dividend yield of 1.80%; and expected life of 7.5 years.

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the pro forma disclosures for the quarter ended September 30, 2005 and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands except per share data)
Net income as reported	$206	$1,006
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	—	(106)

Pro forma net income	$206	$900

Basic net income per share
As reported	$0.12	$0.59

Pro forma	$0.12	$0.53

Diluted net income per share
As reported	$0.12	$0.57

Pro forma	$0.12	$0.51

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-The- Money Options (in 000s)
Options outstanding, January 1, 2006	126,400	$9.41	—	—
Granted*	—	—	—	—
Exercised	(29,800)	4.96	—	—
Forfeited/Expired	—	—	—	—

Options outstanding and exercisable, September 30, 2006*	96,600	$10.78	5.0	$685

The total intrinsic value of in-the-money options exercised during the nine months ended September 30, 2006 was $327,012. Cash received from options exercised during the nine months ended September 30, 2006 was $147,950. The Company’s current policy is to issue new shares to satisfy share option exercises.

*	The table excludes 94,000 stock options granted on July 26, 2006. The option grants are excluded as they were still subject to stockholder approval at September 30, 2006.

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$63	$(34)	$88	$(59)
Tax effect	(21)	12	(30)	20

Net of tax amount	$42	$(22)	$58	$(39)

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$98	$206	$221	$1,006
Weighted average shares outstanding (denominator)	1,903,695	1,709,406	1,778,960	1,708,215
Earnings per common share - basic	$0.05	$0.12	$0.12	$0.59
Effect of dilutive securities
Weighted average shares outstanding during the period	1,903,695	1,709,406	1,778,960	1,708,215
Effect of dilutive stock options	31,607	42,844	35,750	44,360

Weighted diluted average shares outstanding (denominator) during the period	1,935,302	1,752,250	1,814,710	1,752,575

Earnings per common share – assuming dilution	$0.05	$0.12	$0.12	$0.57

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. For the three months ended September 30, 2006 and 2005, and for the nine months ended September 30, 2006 and 2005, options on 30,000 shares were not included in computing diluted earnings per share because the effects of the options were antidilutive.

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

Financial Condition of the Company at September 30, 2006, December 31, 2005 and September 30, 2005

Total Assets. Total assets at September 30, 2006 were $216.7 million, an increase of $12.1 million from total assets of $204.6 million at December 31, 2005 and an increase of $11.3 million, or 5.5%, from $205.4 million at September 30, 2005. The $11.3 million increase in total assets from September 30, 2005 to September 30, 2006 resulted primarily from an increase in loans held for investment and premises and equipment, funded primarily by increases in deposits, borrowed money and equity. Premises and equipment grew as the Company increased its investment in facilities and technology during the period. In October 2005 and June 2006, the Company acquired two sites in Virginia Beach for the purpose of building future retail banking offices.

Investment Securities and Federal Funds Sold. The total of investment securities and federal funds sold at September 30, 2006 was $64.1 million as compared to $55.8 million at December 31, 2005 and $64.9 million at September 30, 2005.

Loans. Net loans held for investment at September 30, 2006 were $135.1 million, which represents an increase of $12.0 million, or 9.7%, from the balance of $123.1 million at September 30, 2005, and an increase of $4.7 million, or 3.6%, from the balance of $130.4 million at December 31, 2005.

Asset Quality. The Company’s total nonperforming assets decreased from $1.0 million, or 0.49% of assets, at September 30, 2005 to $215,000, or 0.10% of assets, at September 30, 2006. The decrease of $785,000 resulted primarily from the payoff of one nonperforming loan, which was fully collected. Nonperforming assets at December 31, 2005 were $230,000, or 0.11% of assets, approximately the same level as that at September 30, 2006.

Deposits. Deposits at September 30, 2006 were $180.6 million, an increase of $7.2 million, or 4.2%, from $173.4 million at September 30, 2005, and an increase of $7.8 million, or 4.5%, from $172.8 million in deposits at December 31, 2005. Total core deposits, which are comprised of noninterest-bearing, savings, NOW and money market deposits, increased to $116.7 million at September 30, 2006, a $16.7 million increase from September 30, 2005 core deposits of $100.0 million, and a $15.0 million increase from December 31, 2005 core deposits of $101.7 million. Increases in core deposits were partially offset by decreases in balances of certificates of deposit.

Borrowed Funds. Borrowed funds at September 30, 2006 were $16.1 million, an increase of $2.2 million, from $13.9 million in borrowed funds at September 30, 2005, and an increase of $1.8 million from December 31, 2005 borrowed funds of $14.3 million. In September 2006, the Company obtained a $5.0 million unsecured, 5-year term loan, the proceeds of which were contributed to the capital of the Bank. This increase in borrowed funds was partially offset by decreases in retail repurchase agreement balances.

Capital. Stockholders’ equity at September 30, 2006 was $19.1 million, an increase of $2.8 million, or 16.9%, over stockholders’ equity of $16.3 million at September 30, 2005, and a $3.0 million, or 18.9%, increase over $16.1 million in stockholders’ equity at December 31, 2005. Stockholders’ equity increased primarily as a result of $2.9 million in total net proceeds received in June and July, 2006 by the Company in connection with two closings under a sale of a total of 185,584 shares of the Company’s common stock in a private placement.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At September 30,
	2006	2005
	(in thousands)
Nonaccrual loans (1)	$185	$980
Accruing loans past due 90 days or more	30	23

Total nonperforming loans	215	1,003
Real estate owned, net	—	—

Total nonperforming assets	$215	$1,003

(1)	At September 30, 2006 and 2005, includes $185 thousand and $232 thousand, respectively, in restructured loans.

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Balance, beginning of period	$1,300	$1,283	$1,335	$1,264
Provision for loan losses	31	—	48	30
Loans charged-off	(7)	(35)	(90)	(50)
Recoveries	24	80	55	84

Balance, end of period	$1,348	$1,328	$1,348	$1,328

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

Overview. The Company’s pretax income was $148,000 for the three months ended September 30, 2006 compared to $309,000 for the three months ended September 30, 2005, a decrease of $161,000. Net interest income increased by $210,000, the provision for loan losses increased by $31,000, noninterest income decreased by $102,000, and noninterest expenses increased by $238,000. Net income, after tax, for the three months ended September 30, 2006 was $98,000, a decrease of $108,000 from $206,000 for the three months ended September 30, 2005. Diluted earnings per share decreased by $0.07 per share, from $0.12 per share for the three months ended September 30, 2005 to $0.05 per share for the three months ended September 30, 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $210,000 to $1.8 million for the three months ended September 30, 2006 compared to $1.6 million in the comparable 2005 period. This increase resulted from a $569,000 increase in interest income partially offset by a $359,000 increase in interest expense. Average interest-earning assets increased by $14.2 million, and the net interest margin increased to 3.61% in the three months ended September 30, 2006 compared to 3.43% in the three months ended September 30, 2005.

When compared to the three months ended September 30, 2005, interest income in the three months ended September 30, 2006 increased by $569,000, primarily due to increases in the amount of and rates on loans, investment securities and federal funds sold. Interest on loans increased by $300,000, attributable to a $10.5 million increase in the average balance of loans and an increase in yield from 6.76% to 7.12%. Interest income on investment securities increased by $174,000, primarily due to a $10.3 million increase in average balance, and an increase in yield from 3.04% to 4.65%. Interest on federal funds sold increased by $88,000, primarily attributable to the yield increasing from 3.59% to 5.15%.

Interest expense increased by $359,000, from $1.1 million for the three months ended September 30, 2005, to $1.4 million for the three months ended September 30, 2006. This increase reflected an increase in average balance of interest-bearing deposits, which increased by $9.1 million, from $126.3 million to $135.4 million, as well as an increase in the cost of interest-bearing deposits, from 2.85% to 3.71%.

Provision for Loan Losses. The Company recorded a $31,000 provision for loan loss in the third quarter of 2006. There was no provision for the comparable 2005 period. The increase in the provision for loan losses resulted primarily from additional provision expense necessary to support loan growth.

Noninterest Income. Total noninterest income decreased by $102,000, from $402,000 in the third quarter of 2005 to $300,000 in the third quarter of 2006. There were no gains on sale of real estate owned for the three months ended September 30, 2006 compared to gains of $117,000 for the three months ended September 30, 2005. Gains on the sale of mortgage loans held for sale decreased by $22,000, attributable to a decrease in loan volume, and credit card fee income declined by $16,000 due to the impact of the sale of the retail credit card portfolio in June 2006. These decreases were partially offset by a $73,000 increase in service charges on deposit accounts.

Noninterest Expense. Total noninterest expense increased by $238,000, from $1.7 million in the third quarter of 2005 to $1.9 million in the third quarter of 2006. The increase was due to the impact of increases in expenses related to the enhancement of the Company’s infrastructure, technology, branch facilities, and personnel which began in the first quarter of 2005. Accordingly, compared to the three months ended September 30, 2005, compensation, data processing, furniture and equipment, and occupancy expense increased in the three months ended September 30, 2006 by $244,000, $34,000, $34,000, and $22,000, respectively. These increases were partially offset by decreases of $81,000 in marketing expense, and a $48,000 decrease in contract employee services, the latter due to decreased restatement-related expense.

Income Taxes. The Company’s income tax expense for the third quarter of 2006 was $50,000 compared to $103,000 for the third quarter of 2005, which represented effective tax rates of 34.1% and 33.3%, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Overview. Pre-tax income was $317,000 for the nine months ended September 30, 2006 compared to $1.5 million for the nine months ended September 30, 2005. Net interest income increased by $637,000, the provision for loan losses increased by $18,000, noninterest income decreased by $256,000, and noninterest expense increased by $1.5 million. Net income, after tax, for the nine months ended September 30, 2006 was $221,000, a decrease of $785,000 from $1.0 million for the nine months ended September 30, 2005. Diluted earnings per share decreased by $0.45 per share, from $0.57 per share for the nine months ended September 30, 2005 to $0.12 per share for the nine months ended September 30, 2006.

Net Interest Income. Net interest income before provision for loan losses increased by $637,000 to $5.3 million for the nine months ended September 30, 2006 compared to $4.7 million for the nine months ended September 30, 2005. This increase resulted from a $2.0 million increase in interest income offset by a $1.3 million increase in interest expense. The impact of a $27.9 million increase in average interest-earning assets between the nine-month periods was partially offset by a decrease in net interest margin, which declined from 3.76% to 3.66%.

When compared to the nine months ended September 30, 2005, interest income in the nine months ended September 30, 2006 increased by $2.0 million, primarily attributable to increases in interest income on loans, federal funds sold and investment securities. Interest on loans increased by $916,000, due to a $9.4 million increase in the average balance of loans and an increase in yield on loans from 6.66% to 7.10%. Interest income on federal funds sold increased by $930,000, when comparing the corresponding periods, due primarily to a $18.5 million increase in average balance as well as an increase in yield from 3.30% to 4.76%. Investment securities interest income increased by $101,000, attributable to an increase in yield from 3.03% to 4.06%.

The Company’s interest expense increased by $1.3 million, from $2.6 million for the nine months ended September 30, 2005 to $3.9 million for the nine months ended September 30, 2006. This increase resulted primarily from an average interest-bearing deposit balance increase of $19.1 million, as well as an increase in the cost of interest bearing deposits from 2.58% to 3.45% during the respective periods.

Provision for Loan Losses. Provision for loan losses increased by $18,000, from $30,000 for the nine months ended September 30, 2005 to $48,000 for the nine months ended September 30, 2006. The increase in provision for loan losses resulted primarily from additional provision expense necessary to support loan growth.

Noninterest Income. Noninterest income decreased by $256,000, from $1.3 million for the nine months ended September 30, 2005 to $1.1 million for the nine months ended September 30, 2006. There were no gains on sale of real estate owned in the nine months ended September 30, 2006 compared to $427,000 in gains in the corresponding 2005 period. Gains on the sale of mortgage loans held for sale decreased by $67,000 due to a decrease in loan volume. Other loan fees decreased by $77,000 primarily due to a decrease in prepayment penalties on loans paid off prior to maturity. These decreases in noninterest income were partially offset by a $231,000 increase in service charges on deposit accounts, a $95,000 gain on the sale of the Bank’s retail credit card portfolio, and a $33,000 gain on the sale of equity securities.

Noninterest Expense. Noninterest expense increased by $1.5 million, from $4.4 million for the nine months ended September 30, 2005 to $5.9 million for the nine months ended September 30, 2006 due primarily to an increase of $965,000 in compensation expense and other increases related to the enhancement of the Company’s infrastructure, technology, and branch facilities which began in the first quarter of 2005. Accordingly, compared to the nine months ended September 30, 2005, furniture and equipment, data processing, and occupancy expense increased by $160,000, $135,000 and $126,000, respectively.

Income Taxes. The Company’s income tax expense for the nine months ended September 30, 2006 was $96,000 compared to $495,000 for the nine months ended September 30, 2005, which represented effective tax rates of 30.3% and 33.0%, respectively.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At September 30, 2006	At December 31, 2005	At September 30, 2005
	(in thousands)
Commitments to extend credit	$38,326	$32,524	$23,714
Standby letters of credit	1,127	338	771
Commitments to sell loans	744	1,491	2,519

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors, investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2006, cash and cash equivalents were $24.8 million, a decrease of $29.4 million from $54.2 million at December 31, 2005, and a decrease of $37.6 million from $62.4 million at September 30, 2005. These decreases, during both periods, primarily were attributable to a corresponding increase in the balance of investment securities.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At September 30, 2006, the balance of the available-for-sale investment portfolio was $46.1 million, a $36.8 million increase over the $9.3 million balance at December 31, 2005 and a $34.8 million increase over the $11.3 million balance at September 30, 2005. These increases primarily related to a corresponding decrease in the balance of cash and cash equivalents during the periods. The Company can also obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $19.1 million at September 30, 2006, compared to $16.1 million at December 31, 2005 and $16.3 million at September 30, 2005. At September 30, 2006, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company raised $2.9 million in net capital in connection with the sale of 185,584 shares of the Company’s common stock in a private placement that closed in June and July 2006. The Company monitors the current and projected capital levels of the Bank and the Company and plans to raise additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, established a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS Nos. 87, 88, 106 and 132(R). This statement requires employers to recognize in the statement of financial position the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. The SEC allows registrants to record the effects of adopting this guidance as a cumulative-effect adjustment to retained earning. This adjustment must be reported as of the beginning of the first fiscal year ending November 2006. The adoption of this SAB is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) released EITF Issue No. -6-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The adoption of the EITF is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the EITF released EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The EITF reached a consensus that a policyholder should consider any additional amounts to be received included in the contractual terms of the policy in determining the amount that could be realized. The adoption of the EITF is not expected to have a material effect on the Company’s consolidated financial statements.

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

On December 27, 2006, the Company completed a private placement of its Common Stock. The private placement was exempt from registration under Rule 506 of the Securities Act of 1933, as amended. The private placement was not underwritten and the Company sold 350,000 shares of stock at an aggregate offering price of $5,425,000. The Company used the net proceeds of the private placement to pay off an unsecured loan in the amount of $5,000,000.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These ineffective disclosure controls and procedures, together with the material weaknesses in internal control over financial reporting described below, resulted in numerous accounting errors that required the Company to restate our financial statements for 2003 and 2002, as well as unaudited financial information previously released for 2004. Management’s attention to these matters prevented the Company from filing quarterly report on Form 10-QSB in a timely fashion. While we have taken steps to improve our controls and procedures, as further described below, management concluded that the Company’s internal controls and procedures with respect to financial reporting were not effective as of September 30, 2006.

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

Although some of our weaknesses and deficiencies have not been fully remediated, throughout 2005 and 2006 we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes. We have added personnel and systems, improved our organizational supervision, developed additional policies and procedures, as well as trained our employees on our existing policies and procedures. These efforts continued during the third quarter of 2006 and afterwards in an effort to improve our control environment and ultimately make our internal controls effective.

The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate, with a goal of eliminating material weaknesses in internal control over financial reporting by December 31, 2006. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company’s management document and test Company’s internal control structure and procedures and issue its formal report on their effectiveness as of our fiscal year ended December 31, 2007. In the event the Company continues to have one or more material weaknesses in internal controls at December 31, 2007, or we identify others during our testing, the Company’s management will disclose such weakness in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. If such material weaknesses continue to exist at December 31, 2008, the Company believes they would be referenced in an adverse attestation report from our auditors as of such date.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

   The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

   In September 2006, the Company purchased 2,400 shares of its common stock at a price of $12 per share pursuant to an agreement with three former employees.

Item 3.	Defaults Upon Senior Securities

   None

Item 4.	Submission of Matters to a Vote of Security Holders

   None

Item 5.	Other Information

   None

Item 6.	Exhibits

Exhibit #	Description
3.1	Amendment to the Bylaws of the Company dated July 26, 2006, attached as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 1, 2006, incorporated herein by reference.

10.1	Limited Alternative Stock Appreciation Right Agreement with Michael S. Ives dated August 23, 2006, attached as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 28, 2006, incorporated herein by reference.

10.2	Loan Agreement between the Company and Cardinal Bank, dated September 28, 2006, attached as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on October 3, 2006, incorporated herein by reference.

10.3	Note made by the Company to Cardinal Bank, dated September 28, 2006, attached as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on October 3, 2006, incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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