Form 10KSB
period 2006-12-31
HERITAGE BANKSHARES INC /VA
filed 2007-03-30
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s telephone number (757) 648-1700

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $5 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $13,778,036.

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of February 28, 2007: $30,157,560. In calculating the aggregate market value, we have used $16.41 per share, which is the sales price of the Common Stock of the Company on February 28, 2007, and 1,837,755 shares of voting stock held by non-affiliates of the Company on February 28, 2007.

As of February 28, 2007, 2,278,652 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, currently scheduled for June 21, 2007, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I

As used in this annual report on Form 10-KSB, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

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

General

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiaries: Heritage Bank, IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC. Since 1992, the Company has operated as a one bank holding company. The principal executive office of the Company is located at 200 East Plume Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through Heritage Bank. Information concerning the Company and Heritage Bank may be found at www.heritagebankva.com.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2006, the Bank had assets of $222.9 million, with total loans held for investment, net, of $140.1 million and deposits of $194.0 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2006, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, and Bankers Insurance, LLC, each of which offer various insurance and investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide various investment and insurance services to its customers.

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

Sentinel Trust Services, LLC (“Sentinel Trust”) is a wholly-owned subsidiary of the Company that was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust Company merged with AMG Guaranty Trust, a privately held provider of investment services. At December 31, 2006, Sentinel Trust owned 2,560 shares, or less than 1%, of the common stock of AMG Guaranty Trust.

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

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 33rd largest Metropolitan Statistical Area in the United States with a population in 2004 of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2006, the Bank has a total of five retail offices located in the cities of Norfolk and Virginia Beach, Virginia. One of the Company’s Norfolk retail offices also includes a mortgage loan origination office.

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

Employees

At December 31, 2006, we employed 74 full-time equivalent employees.

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

Legislation

Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act (“SOX”) was enacted. SOX is not a banking law, but applies to all public companies, including the Company. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Given the extensive role of the Securities and Exchange Commission (the “SEC”) in implementing and interpreting the rules relating to many of SOX’s requirements, and the continuing evolution of SOX’s requirements, the impact on the Company of these requirements may continue to change for some time.

SOX includes additional disclosure requirements and corporate governance rules for public companies, extensive additional disclosure, corporate governance and other related rules adopted by the SEC for public companies, increases criminal penalties for violations of the securities laws, and mandates further studies of specified issues by the SEC and other federal government agencies. SOX also provides for the federal regulation of accounting firms that provide services to public companies and mandates additional listing standards for the securities exchanges.

Not all of the rules that the SEC has adopted implementing the provisions of SOX presently apply to the Company because certain of the rules have delayed effective dates and/or do not apply to companies, like us, whose securities are quoted on over-the counter securities markets (see Item 5, “Market for Common Equity and Related Stockholder Matters” below). The SEC has also extended the effective dates of certain rules after their adoption.

Bank Secrecy Act; USA PATRIOT Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction that involves more than $5,000 and which the financial institution knows, suspects or otherwise has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the September 11, 2001, terrorist attacks, strengthens the anti-money laundering provisions of the BSA. Many of the new provisions added by the Patriot Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities, and thus do not apply to the Bank because it does not have significant foreign business. However, the Patriot Act does require federal banking regulators to consider a bank’s record of compliance under the BSA in acting on any application filed with such federal regulators. In January of 2005, the Bank entered into a confidential Memorandum of Understanding (“MOU”) with the Federal Reserve with respect to deficiencies in its compliance with certain provisions of BSA. The deficiencies were discovered in the Federal Reserve’s annual review of the Bank’s policies and procedures in late 2004, and the Bank entered into the MOU to remedy the deficiencies on a going-forward basis. The Bank took the corrective measures outlined in the MOU and, accordingly, the MOU was terminated in October 2006. The Bank’s record of compliance with the BSA will be an additional factor in any applications filed with federal regulators in the future.

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

Branch Banking. All banks located in Virginia are authorized to branch statewide. Accordingly, a bank located anywhere in Virginia has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within the Bank’s market area. Federal law provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Applicable Virginia statutes permit regulatory authorities to approve de novo branching in Virginia by institutions located in states that would permit Virginia institutions to branch on a de novo basis into those states. Federal regulations prohibit an out-of-state bank from using interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the host state communities served by the out-of-state bank.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2006, the Bank met its reserve requirements.

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

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2006, the Bank was classified as “well-capitalized.”

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

Available Information

We maintain an Internet website at www.heritagebankva.com. Among other Company-related information, this website contains a link to our filings with the SEC on Form 10-KSB, Form 10-QSB, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are made available on our website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from our website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 942-8090. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

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

•

We rely heavily on our management team and on our ability to attract and retain key personnel. We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Chief Executive Officer, and our other executive and senior lending officers. We also rely heavily on our management team to maintain and improve our internal controls, accounting and reporting systems. We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and certain other key executives. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The loss of our Chief Executive Officer, Chief Financial Officer or other key employees for any reason could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

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

•

Material weaknesses and significant deficiencies in our internal control over financial reporting existed for prior periods. As further described in Item 8A, “Controls and Procedures,” found later in this report, our management has concluded that our disclosure controls and procedures over financial reporting were effective as of December 31, 2006. However, as previously reported in our annual reports on Form 10-KSB for the years ending December 31, 2004 and December 31, 2005, management identified numerous material weaknesses in our internal control over financial reporting for the years ended ending December 31, 2004 and December 31, 2005 and concluded that internal controls over financial reporting were not effective as of those dates. While no system of internal control can be relied upon to discover or prevent all discrepancies, we believe our risk for financial discrepancies is increased in light of the material weaknesses and significant deficiencies that existed in our internal controls for prior periods and we can give you no assurance that we have discovered all material errors in our financial reporting for those periods. To the extent any undiscovered errors from prior periods impact our financial reports for later periods, or if we subsequently identify new weaknesses or deficiencies in our internal controls over financial reporting, the value of our shares could decline and/or trading in our stock could be restricted.

ITEM 2.	DESCRIPTION OF PROPERTIES

At December 31, 2006, the Bank operated from seven locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage
200 East Plume Street, Norfolk, Virginia	Retail Banking Office, Corporate Headquarters	Owned	4,400 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office, Real Estate Finance, and Mortgage Lending Department	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Operations Center	Leased	11,119 sq. ft.

3500 Virginia Beach Boulevard, Virginia Beach, Virginia	Retail Banking Office	Leased	3,800 sq. ft.

225 East City Hall Avenue, Norfolk, Virginia	Commercial Loan Office	Leased	2,186 sq. ft.

As described above, the facility located at South Military Highway, Chesapeake, Virginia, is owned by IBV Partners, an affiliate of the Company, which leases to the Company certain space in the facility on a month-to-month basis. The Bank consolidated the Retail Banking operations at the South Military Highway office into the North Military Highway office in May 2006. In March 2007, a contract is being negotiated on behalf of IBV Partners to sell the South Military Highway facility to a third party. The contract is subject to the approval of the partners. The Bank intends to continue to lease space from the buyer for a minimum of one year from the date of closing. Because the Bank has only a 1% interest in IBV Partners, once the transaction is consummated, any gain on sale to the Bank is expected to be immaterial.

The Virginia Beach Boulevard Retail Banking office lease expires in May 2010 with an option to renew for an additional 5-year term. The Bank has an option to terminate this lease effective December 2007. The East City Hall Avenue Commercial Loan office lease expires in March 2007 with an option to renew on a month-to-month basis for up to 6 months.

During 2005, the Bank acquired, or entered into agreements for the purpose of acquiring, the following sites with the intention of opening future Retail Banking offices:

1756 Laskin Road, Virginia Beach, Virginia	Site purchased in October 2005

601 Lynnhaven Parkway, Virginia Beach, Virginia	Site purchased in June 2006

Construction of the Retail Banking office on Lynnhaven Parkway is underway, and the Bank anticipates opening this office in the first quarter of 2008. Construction plans for the Laskin Road Retail Banking office are still in development.

In addition, in September 2005, the Bank entered into an agreement to lease, through April 2017, approximately 6,665 sq. ft. in a new facility located in downtown Norfolk, Virginia, for the purpose of opening a Retail Banking, Commercial Lending and Executive office planned for 2007. In November 2006, the Bank amended and restated this agreement to lease, through May 2017, 12,142 sq. ft. in this new facility, with rent to be paid beginning in May 2007. The Bank currently intends to consolidate its Plume Street and East City Hall Avenue offices and staff, and its Loan Administration Department, into the new facility upon occupancy; as a result, the Bank will terminate its lease for the East City Hall Avenue facility. In addition, in March 2007, the Bank entered into a contract to sell the Plume Street office. The sale is expected to close in the second quarter of 2007, but the Bank will lease the premises for a period of at least six months following closing. The Bank expects to record a gain on sale of the Plume Street office once the sale is consummated.

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

On December 28, 2006, the Company held its Combined 2005 and 2006 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, the Company’s shareholders (i) elected twelve nominated directors to the Board of Directors of the Company, (ii) approved the Heritage 2006 Equity Incentive Plan and (iii) ratified the appointment of Elliot Davis LLC as the Company’s independent auditors for the year ending December 31, 2006.

More specifically, at the Annual Meeting the shareholders elected the following individuals to the Board of Directors:

Director	Votes For	Votes Against	Broker Non-Votes/Abstentions
Michael S. Ives	1,597,464	6,138	—
David L. Kaufman	1,597,464	6,138	—
Wendell C. Franklin	1,597,068	6,534	—
F. Dudley Fulton	1,597,464	6,138	—
Ross C. Reeves	1,475,810	127,792	—
Howard M. Webb	1,597,464	6,138	—
Barbara Zoby	1,597,464	6,138	—
Lisa F. Chandler	1,597,464	6,138	—
Stephen A. Johnsen	1,470,248	133,354	—
Thomas G. Johnson, III	1,597,464	6,138	—
Charles R. Malbon, Jr.	1,597,464	6,138	—
L. Allan Parrott, Jr.	1,597,464	6,138	—

In addition, the term of office of the following directors continued after the Annual Meeting: James A. Cummings, Peter M. Meredith, Jr., and Harvey W. Roberts, III.

The vote on the ratification of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2006 was as follows:

Votes For	Votes Against	Broker Non-Votes/Abstentions
1,576,055	21,820	5,727

The vote on the Heritage 2006 Equity Incentive Plan was as follows:

Votes For	Votes Against	Broker Non-Votes/Abstentions
1,091,346	182,366	329,890

Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is currently quoted in the Pink Sheets over-the-counter securities market under the symbol “HBKS.PK”. The Company’s common stock was quoted on the OTCBB through July 6, 2005. The following table sets forth the high and low closing sales price for the common stock by calendar quarters for 2006 and 2005.

	HIGH	LOW
2006

Fourth Quarter	$17.00	$15.75
Third Quarter	18.00	15.50
Second Quarter	17.00	15.25
First Quarter	15.50	15.00

2005

Fourth Quarter	$16.75	$14.40
Third Quarter	18.50	15.45
Second Quarter	17.95	16.30
First Quarter	20.16	16.30

At December 31, 2006, there were 943 record holders of the 2,277,652 outstanding shares of the Company’s common stock.

Dividends

The Company’s Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company’s financial condition, results of operations, capital requirements, general business conditions and other relevant factors, and the Company’s dividend policy may change from time to time at the discretion of the Board of Directors depending on such factors. The Company’s principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared cash dividends of $0.24 per share, in aggregate, in each of 2006 and 2005, respectively. Regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its shareholders are discussed above in Item 1, “Description of Business - Supervision and Regulation,” and described in Note 17 to the Consolidated Financial Statements under “Financial Statements.”

Equity Compensation Plan Information

The Company makes grants of options to purchase common stock of the Company pursuant to its stock option plans. Information regarding the Company’s outstanding executive compensation plans as of December 31, 2006 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Security Holders (1)	258,600	$14.35	88,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	258,600	$14.35	88,000

(1)	On December 28, 2006, at the Company’s Combined 2005 and 2006 Annual Meeting of Shareholders, the Company’s shareholders approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under the 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

Recent Sales of Unregistered Securities

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

Pursuant to a private placement in December of 2006 (the “Second Private Placement”) of up to 350,000 shares of its common stock, offered only to accredited investors, the Company sold a total of 350,000 shares of its common stock at a price of $15.50 per share and received total proceeds of approximately $5.425 million. The Second Private Placement closed on December 27, 2006. (Please see the Company’s current report on Form 8-K filed on December 21, 2006 for additional information regarding the Second Private Placement.) No fee was paid to any underwriter, placement agent or finder in connection with the Second Private Placement. The Second Private Placement was offered only to “accredited investors” under the Securities Act. For purposes of the Second Private Placement, the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, which exempts certain transactions by an issuer not involving any public offering. The Company did not engage in any public advertising or general solicitation in connection with the Second Private

Placement. The Company provided the offerees with a confidential private placement memorandum, including certain reports filed with the Securities and Exchange Commission and other financial and business information. In addition, as noted above, all of the offerees in the Second Private Placement were accredited investors.

The shares of common stock issued in connection with both the Initial Private Placement and the Second Private Placement were not registered under the Securities Act or any state securities laws, and are subject to restrictions on transfer and may not be transferred except pursuant to registration under or exemptions from the registration requirements of the Securities Act and applicable state securities laws.

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

Overview

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The principal business of the Company is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

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

Restatement of Prior Financial Statements

As previously reported, in 2005 the Company determined that it was necessary to restate our financial statements for the years ended December 31, 2003 and December 31, 2002, as well as unaudited information previously released for 2004, to correct various accounting errors. Specifically, errors were identified in the Company’s accounting for deferral of loan origination fees and direct loan origination costs, its deferred compensation plan, its treatment of certain stock options, and various other matters. (For detailed discussion on the restatement, see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements”, Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, filed on June 9, 2006, as well as Item 8A, “Controls and Procedures” and Note 2 of the Notes to Consolidated Financial Statements, in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, filed on November 9, 2006.) Management’s attention to these matters also prevented the Company from filing its annual reports on Form 10-KSB for 2004 and 2005 in a timely fashion. All financial data for 2003 and 2002 contained in this annual report on Form 10-KSB reflects the restated financial statements, and the financial data for 2004 reflects the financial statements that are included in the 2004 Form 10-KSB.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans which may be uncollectible. If judgments and assumptions were to significantly differ from those used by management to estimate the allowance, the allowance for loan losses and the provision for loan losses on the income statement could be impacted materially. In addition, the allowance for loan losses is subject to review by various regulators who conduct examinations of the allowance for loan losses and may require adjustments to the allowance based upon their assessment regarding its adequacy and the methodology used. (For further discussion of the Company’s allowance for loan losses, see “Lending Activities – Allowance for Loan Losses” located in Management’s Discussion and Analysis below.)

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

Accounting for Income Taxes. The determination of the Company’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Company’s tax returns are subject to audit by various tax authorities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

Selected Financial Ratios

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company. This information should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report on Form 10-KSB.

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004
Return on average assets (1)	0.09%	0.44%	1.11%
Return on average equity (2)	1.03%	5.03%	11.47%
Average equity to average assets (3)	8.36%	8.71%	9.71%
Dividend payout ratio (4)	240.00%	51.06%	22.22%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Represents dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $18.3 million, or 8.9%, from $204.6 million at December 31, 2005 to $222.9 million at the end of 2006. The increase in assets resulted primarily from an increase in the ending balances of loans held for investment and securities available for sale, partially offset by a decrease in the balance of federal funds sold.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities increased by $9.1 million, from $55.8 million at December 31, 2005 to $64.9 million at December 31, 2006.

Loans. Loans held for investment at December 31, 2006 were $140.1 million, which represents an increase of $9.7 million, or 7.4%, from the loan balance of $130.4 million at December 31, 2005.

Asset Quality. The Company’s total nonperforming assets decreased to $178,000, or 0.08% of assets, at December 31, 2006, compared to $230,000, or 0.11 % of assets, at December 31, 2005, attributable to a decrease in the balance of nonaccrual loans.

Deposits. Driven by growth in core deposits, total deposits increased by $15.6 million, or 9.0%, from $172.8 million at December 31, 2005 to $188.4 million at December 31, 2006. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $20.4 million, or 20.1%, from $101.7 million at December 31, 2005 to $122.1 million at December 31, 2006. This increase in core deposits was partially offset by a $4.8 million decrease in certificate of deposit balances.

Borrowed Funds. Borrowed funds decreased by $5.5 million, from $14.3 million at December 31, 2005 to $8.8 million at December 31, 2006, primarily due to the repayment of the Bank’s $10.0 million, 4.54% fixed rate FHLB advance, partially offset by the $5.0 million unsecured 5-year term loan obtained by the Company in September 2006 (the “Term Loan”). At December 31, 2006, the Company’s borrowed funds consisted primarily of the Term Loan and $3.7 million of securities sold to customers under agreements to repurchase. In January 2007, the Company repaid the Term Loan, which during the fourth quarter of 2006 had an average borrowing cost to the Company of 7.8%.

Capital. Stockholders’ equity increased by $8.3 million, or 51.8%, from $16.1 million at December 31, 2005 to $24.4 million at December 31, 2006. Stockholders’ equity increased primarily as a result of a total of $8.2 in net capital raised in connection with sales of the Company’s common stock in private placements that closed in June, July and December 2006 (see Item 5, “Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities”).

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2006 and 2005, average interest-earning assets were $194.6 million and $170.9 million, respectively. During these same years, the Company’s net interest margins were 3.63% and 3.69%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth for the Company, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	YEAR ENDED DECEMBER 31, 2006			YEAR ENDED DECEMBER 31, 2005			YEAR ENDED DECEMBER 31, 2004
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$136,779	$9,677	7.08%	$126,428	$8,466	6.70%	$114,387	$7,021	6.14%
Investment securities-taxable	15,022	651	4.33%	12,292	362	2.94%	17,121	525	3.07%
Investment securities-non-taxable (2)	1,128	49	4.34%	1,114	48	4.30%	1,090	47	4.30%
FHLB and Federal Reserve Stock	830	48	5.74%	758	33	4.42%	417	16	3.77%
Federal funds sold	40,876	2,007	4.91%	30,279	1,135	3.75%	4,889	50	1.03%

Total interest-earning assets	194,635	12,432	6.39%	170,871	10,044	5.88%	137,904	7,659	5.55%

Noninterest-earning assets
Other assets	14,843			13,874			11,829

Total assets	$209,478			$184,745			$149,733

Interest-bearing liabilities
Money market, NOW accounts	$66,475	$2,033	3.06%	$42,662	$677	1.59%	$31,008	$146	0.47%
Savings deposits	3,546	35	0.99%	5,748	49.85%		5,750	37	0.65%
Certificates of deposit	66,498	2,745	4.13%	71,632	2,518	3.52%	65,197	1,933	2.96%

Total deposits	136,519	4,813	3.53%	120,042	3,244	2.70%	101,955	2,116	2.08%

Other borrowings	11,600	563	4.85%	11,926	501	4.20%	4,541	36	0.79%

Total interest-bearing liabilities	148,119	5,376	3.63%	131,968	3,745	2.84%	106,496	2,152	2.02%

Noninterest-bearing liabilities
Demand deposits	42,128			35,054			27,763
Other liabilities	1,723			1,640			941

Total liabilities	191,970			168,662			135,200

Stockholders’ equity	$17,508			$16,083			$14,533

Total liabilities and stockholders equity	$209,478			$184,745			$149,733

Net interest income and interest rate spread		$7,056	2.76%		$6,299	3.04%		$5,507	3.53%

Net interest margin			3.63%			3.69%			3.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	131.40%			129.48%			129.49%

(1)	For the year ended December 31, 2006, the calculations are based on daily average balances. For the year ended December 31, 2005, average balances are computed by averaging month-end balances. For the year ended December 31, 2004, daily average balances are calculated using the daily average balances for the Bank and an average of month-end balances for the parent only. These calculations do not necessarily include adjustments to accounts other than as of month end. Average balances for 2005 and 2004 have been adjusted by certain restatement related items.
(2)	Yields on tax-free loans and investments have not been adjusted for tax equivalency.
(3)	For the purposes of these computations, nonaccruing loans are included in the average loan balances.

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

	Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to			Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$716	$495	$1,211	$775	$670	$1,445
Investment securities taxable	92	197	289	(142)	(21)	(163)
Investment securities non-taxable	1	—	1	1	—	1
FHLB & FRB stock	4	11	15	14	3	17
Federal funds sold	463	409	872	702	383	1,085

Total interest income	1,276	1,112	2,388	1,350	1,035	2,385

Interest expense
Deposits:
Money Market/NOW accounts	510	846	1,356	72	459	531
Savings deposits	(21)	7	(14)	—	12	12
Certificates of deposit	(189)	416	227	203	382	585
Borrowings	(16)	78	62	367	98	465

Total interest expense	284	1,347	1,631	642	951	1,593

Net interest income Increase (decrease)	$992	$(235)	$757	$708	$84	$792

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Overview. The Company’s pre-tax income was $256,000 for the year ended December 31, 2006 as compared to $1.2 million in 2005, a decrease of $926,000. During 2006, net interest income increased by $757,000, the provision for loan losses increased by $31,000, other noninterest income decreased by $313,000, and other noninterest expense increased by $1.3 million. Net income, after tax, in 2006 was $180,000, a decrease of $629,000 from $809,000 in 2005. Diluted earnings per share decreased by $0.36, from $0.46 per share in 2005 to $0.10 per share in 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $757,000 in 2006. This increase resulted from a $2.4 million increase in interest income offset by a $1.6 million increase in interest expense, as compared to 2005.

Interest on loans increased by $1.2 million, or 14.3%, from $8.5 million in 2005 to $9.7 million in 2006. This increase was attributable to a $10.4 million increase in the average balance of loans, and an increase in the yield on the Company’s loan portfolio from 6.70% in 2005 to 7.08% in 2006.

Interest on investment securities increased by $290,000 in 2006 compared to 2005. This increase resulted primarily from an increase in the average balance of the Company’s investment portfolio from $13.4 million in 2005 to $16.1 million in 2006, and an increase in year-over-year average yield from 3.06% to 4.33%. Interest on federal funds sold increased by $872,000, due to the average balance increasing from $30.3 million in 2005 to $40.9 million in 2006 and an increase in the average rate from 3.75% in 2005 to 4.91% in 2006.

The Company’s interest expense increased by $1.6 million, from $3.7 million in 2005 to $5.3 million in 2006. Interest paid on deposits increased by $1.6 million, resulting from an increase in the average balance of interest-bearing deposits from $120.0 million in 2005 to $136.5 million in 2006 and from an increase in the average cost of interest-bearing deposits from 2.70% in 2005 to 3.53% in 2006. Interest paid on borrowed funds increased by $62,000, from $501,000 in 2005 to $563,000 in 2006. Interest expense on borrowed funds increased primarily as a result of (a) a $101,000 increase in interest expense attributable to a $5.0 million unsecured 5-year term loan obtained by the Company in September 2006 (the Company subsequently contributed the proceeds of the loan to the capital of the Bank), and (b) a $27,000 increase in interest expense due to an increase in the average cost of retail repurchase agreements from 3.42% in 2005 to 4.29% in 2006, partially offset by a $66,000 decrease in interest expense on other borrowed funds primarily due to the repayment in October 2006 of the Bank’s $10.0 million FHLB advance.

The Company’s net interest margin decreased by 6 basis points, from 3.69% for the year ended December 31, 2005 to 3.63% for the year ended December 31, 2006, as the interest rate spread decreased by 28 basis points, from 3.04% to 2.76%, partially offset by the positive impact of the growth in noninterest-bearing deposits. The decrease in the Company’s interest rate spread occurred because the cost of its interest-bearing liabilities increased 79 basis points, from 2.84% in 2005 to 3.63% in 2006, which more than offset the 51 basis point increase in yield on interest-earning assets, which increased from 5.88% in 2005 to 6.39% in 2006. Average noninterest-bearing deposits increased by $7.1 million, from $35.0 million in 2005 to $42.1 million in 2006.

Provision for Loan Losses. The Company’s provision for loan losses increased by $31,000, from $33,000 in 2005 to $64,000 in 2006. This increase in the provision for loan losses resulted primarily from additional provision expense necessary to support loan growth.

Noninterest Income. Total noninterest income decreased by $313,000, from $1.7 million in 2005 to $1.4 million in 2006:

•	There were no gains on the sale of real estate owned (“REO”) in 2006 compared to gains of $427,000 in 2005.

•	Late charges and other loan fees decreased by $96,000, from $188,000 in 2005 to $92,000 in 2006, primarily due to a decrease in prepayment penalties collected on loans paid before maturity.

•	Gains on sale of mortgage loans held for sale decreased by $82,000, from $260,000 in 2005 to $178,000 in 2006, due to a decrease in mortgage origination volume.

•	Fees on credit cards declined by $33,000 in 2006 as compared to 2005 due to the sale in 2006 of the Bank’s retail credit card portfolio.

•

Service charges on deposit accounts increased by $232,000, from $396,000 in 2005 to $628,000 in 2006, due to an increase in transaction accounts as well as a more systematic application of appropriate account fees.

•

Gains on the sale of the Bank’s retail credit card portfolio and equity securities held by the Company were $96,000 and $34,000, respectively, in 2006. The Bank sold its credit card portfolio primarily to eliminate a significant diversion of the Bank’s retail banking team from the core strategy of serving business customers. There were no similar gains on sale in 2005.

Noninterest Expense. Total noninterest expense increased by $1.3 million, from $6.8 million in 2005 to $8.1 million in 2006:

•

Compensation expense increased by $1.0 million, from $3.2 million in 2005 to $4.2 million in 2006. This increase related primarily to the impact of employee growth during 2005, which fully impacted 2006 costs. Also, as previously announced, during the summer of 2006 the Company’s Board of Directors approved the Heritage 2006 Equity Incentive Plan (“Incentive Plan”) and granted stock options under the Incentive Plan to certain employees and nonemployee directors, and both the Incentive Plan and option grants were approved by the Company’s shareholders at the 2005 and 2006 Combined Annual Meeting held on December 28, 2006. Statement of Financial Accounting Standard No.123(R), Accounting for Stock-Based Compensation, requires that the fair value of such stock options be recognized as an expense over the requisite service period. Accordingly, in December 2006, the Bank expensed $72,000 for the 2006 portion of the total fair value expense related to the 2006 option grants under the Incentive Plan.

•	Data processing expense increased by $158,000 from 2005 to 2006, due to the addition of certain customer services and an increase in total transaction costs.

•	The Company’s expenditures for furniture and fixtures increased by $141,000, from $452,000 in 2005 to $593,000 in 2006, as a result of the impact of infrastructure and expansion initiatives.

•

Occupancy expense increased by $125,000, from $372,000 in 2005 to $497,000 in 2006, primarily due to additional operating expenses for the Bank’s Virginia Beach retail banking office and City Center commercial loan office and increases in other maintenance and security expenses.

•

Loss on the write-down of fixed assets increased by $64,000, from $11,000 in 2005 to $75,000 in 2006, primarily attributable to the impairment of fixed assets related to the planned 2007 consolidation of the Bank’s Plume Street and City Center offices into a new facility, and the replacement of the Bank’s antiquated telephone system in the fourth quarter of 2006.

•	Telephone expense increased by $39,000, attributable to higher operating costs associated with the new telephone system.

•	Taxes and license expense increased by $33,000, from $152,000 in 2005 to $185,000 in 2006, primarily due to increase in franchise tax and assessment expense related to growth in the Bank’s deposits.

•

Impairment charges related to the Company’s investment in Bankers Investment Group LLC, a retail stock brokerage firm sponsored by the Virginia Bankers Association (“Bankers Investment”), decreased by $118,000, from $125,000 in 2005 to $7,000 in 2006.

•

Contract employee services decreased by $86,000, from $293,000 in 2005 to $207,000 in 2006, primarily related to a decrease in the second half of 2006 in expenses for consultants and contract accounting staff utilized in the Company’s restatement process.

•

Marketing expenses decreased by $80,000, from $297,000 in 2005 to $217,000 in 2006, primarily related to the non-recurrence in 2006 of approximately $38,000 in 2005 expenses associated with the Bank’s name and logo change, as well as lower advertising expenses.

•	Credit card expense decreased by $40,000, from $82,000 in 2005 to $42,000 in 2006, due to sale in 2006 of the Bank’s retail credit card portfolio.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2006 was $76,000 compared to $373,000 for 2005, which represented effective tax rates of 29.6% and 31.5%, respectively.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31,
	2006	2005
Noninterest income
Service charges on deposit accounts	$627,473	$395,520
Gains on sale of other real estate owned	—	427,066
Gains on sale of loans, net	178,146	260,353
Income from bank-owned life insurance, net	20,407	20,356
Late charges and other fees on loans	91,996	187,687
Consumer credit card fees	47,537	80,603
ATM fees	105,022	85,932
Merchant discount fees	45,692	51,624
Gain on sale of credit cards	95,565	—
Gain on sale of equity securities	33,815	—
Other	100,590	149,970

Total noninterest income	$1,346,243	$1,659,111

	Years Ended December 31,
	2006	2005
Noninterest expense
Compensation	$4,197,596	$3,159,118
Data processing	524,305	366,161
Occupancy expenses	496,892	371,721
Furniture and equipment expense	593,087	452,141
Contract employee services	206,672	292,577
Taxes and licenses	184,928	152,551
Professional fees	528,620	534,195
ATM transaction expense	115,878	103,240
Credit card expense	42,075	81,989
Stationery and supplies	143,657	144,671
Telephone expense	106,146	67,043
Postage	68,773	55,544
Courier	84,624	59,563
Marketing expense	217,107	297,260
Service bureau expense	64,135	60,017
Insurance expense	58,893	54,234
Travel	40,685	47,977
Shareholder expense	47,532	35,092
Training expense	37,172	46,237
Loan servicing expense	43,984	61,305
FDIC insurance	21,285	18,238
Impairment – Bankers Investment	7,009	124,685
Loss on sale of equity securities	8,163	—
Other miscellaneous	243,034	157,758

Total noninterest expense	$8,082,252	$6,743,317

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2006 were $140.1 million compared with $130.4 million at December 31, 2005, an increase of $9.7 million or 7.4%, primarily attributable to a $7.5 million increase in loans secured by real estate. As a percentage of average earning assets, average loans were 70.3% at December 31, 2006, and 74.0% at December 31, 2005.

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

The following table sets forth, at the dates indicated, the Company’s loan portfolio composition by type of loan:

	At December 31,
	2006	2005	2004	2003	2002
Commercial	$19,752,244	$17,927,074	$19,582,518	$19,803,180	$13,920,806

Real estate - mortgage	92,513,346	98,801,013	90,513,054	71,422,680	58,077,032

Real estate - construction	23,780,496	10,013,033	9,042,071	3,551,281	4,170,760

Installment and consumer	4,731,529	4,665,853	5,595,735	6,844,998	6,413,711

Total gross loans	140,777,615	131,406,973	124,733,378	101,622,139	82,582,309

Allowance for loan losses	(1,373,000)	(1,335,001)	(1,264,000)	(1,186,854)	(1,087,840)
Unearned loan costs (fees)	713,894	348,354	59,245	126,825	114,436

Loans, net	$140,118,509	$130,420,326	$123,528,623	$100,562,110	$81,608,905

The following table presents (i) the aggregate maturities of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2006

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$5,387,682	$7,309,186	$3,918,609	$16,615,477	11.80%
Real Estate-Mortgage	6,443,839	10,382,648	75,956,859	92,783,346	65.91%
Real Estate-Construction	16,766,618	6,743,878	—	23,510,496	16.70%
Consumer	1,651,922	6,084,596	131,778	7,868,296	5.59%

	$30,250,061	$30,520,308	$80,007,246	$140,777,615	100.00%

Loans Maturing After 1 Year	Total
Fixed rate loans	$34,100,932

Variable rate loans (includes loans subject to call)	76,426,622

$110,527,554

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

The Company continuously reviews its loan portfolio by reviewing its credit quality through ongoing credit review processes and constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes two basic elements: (1) specific allowances for individual loans, and (2) general allowances for loan portfolio segments, which factor in historical loan loss experience and delinquency rates for the Company and the banking industry, as well as loan portfolio mix, growth and trends, and economic conditions.

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

These categories are further subdivided by assigned asset quality. Loss factors are calculated using the above-mentioned quantitative and qualitative data and are then applied to each of the loan segments to determine a reserve level for each of the five segments of loans. In addition, an unallocated reserve is calculated to allow for the imprecision inherent in estimating losses on the segmented portions of the loan portfolio primarily using historical data.

The allowance for loan losses was $1,373,000, or 0.97% of total loans held for investment, net of unearned fees and costs, at December 31, 2006. This compares to an allowance of $1,335,001, or 1.01% of such loans, at year-end 2005 as reflected in the table below.

Management currently believes that the allowance for loan losses is adequate. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of their examinations.

The following table sets forth, for the periods indicated, a summary of activity in the Company’s allowance for loan losses:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Balance at beginning of year	$1,335,001	$1,264,000	$1,186,854	$1,087,840	$1,085,148

Charge-offs:
Commercial	28,623	14,963	353,697	—	39,544
Real estate	—	4,093	—	—	—
Consumer	62,228	31,572	32,616	32,800	59,227

Total charge-offs	90,851	50,628	386,313	32,800	98,771

Recoveries
Commercial	42,606	80,000	—	—	—
Real estate	—	—	—	55,855	—
Consumer	21,982	8,619	10,459	35,959	2,463

Total recoveries	64,588	88,619	10,459	91,814	2,463

Net (recoveries) charge-offs	26,263	(37,991)	375,854	(59,014)	96,308

Provision for loan losses	64,262	33,010	453,000	40,000	99,000

Balance at end of period:	$1,373,000	$1,335,001	$1,264,000	$1,186,854	$1,087,840

Ratio of net charge-offs to average loans outstanding	0.02%	(0.03%)	0.33%	(0.06%)	0.11%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.97%	1.01%	1.01%	1.17%	1.32%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of the Company’s allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2006, 2005, 2004, 2003, and 2002. The allocation presented for 2006, 2005 and 2004 reflects a revised allocation methodology recommended by new management and adopted by the Company effective for the year ended December 31, 2004. Previous management’s allocations of the allowance for loan losses for the periods ended December 31, 2003 and December 31, 2002 have not been reclassified to reflect the new methodology.

	At December 31
	2006		2005		2004		2003		2002
	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation
Real estate – mortgage	$812	65.72%	$654	75.19%	$551	72.56%	$415	72.70%	$76	70.35%

Real estate – construction	18	16.89%	15	7.62%	4	7.25%	—	3.50%	—	5.05%

Commercial	365	14.03%	450	13.64%	450	15.70%	25	18.93%	319	16.83%

Consumer	75	3.36%	121	3.55%	164	4.49%	94	4.87%	39	7.77%

	1,270	100.00%	1,240	100.00%	1,169	100.00%	534	100.00%	434	100.00%

Specific problem loans	—		—		—		50		123

Unallocated	103		95		95		603		531

	$1,373		$1,335		$1,264		$1,187		$1,088

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Nonperforming Assets

The Company’s nonperforming assets include nonperforming loans (nonaccrual and restructured loans) and REO. The Company generally does not accrue interest on loans that are 90 days or more past due and reverses all previously accrued, but uncollected, interest on loans that are placed in nonaccrual status (with the exception of credit card loans on which the Company does not accrue interest over 120 days).

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

The following table sets forth, for the date indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans (1)	$169,642	$225,934	$648,658	$10,969	$13,306
Accruing loans past due 90 days or more	7,865	4,476	14,629	22,323	42,760

Total nonperforming loans	177,507	230,410	663,287	33,292	56,066

Real estate owned, net	—	—	297,295	—	—

Total nonperforming assets	$177,507	$230,410	$960,582	$33,292	$56,066

Total nonperforming assets to total assets	0.08%	0.11%	0.62%	0.02%	0.04%

(1)	At December 31, 2006 and 2005, includes restructured loans of $169,642 and $224,799, respectively.

At December 31, 2006 the Company had approximately $1.1 million in loans that are not currently classified as nonaccrual or 90 days or more past due or otherwise restructured loans, but which cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms. These loans may result later in being included in nonaccrual, past due or restructured loans.

Loans Held for Sale

Loans held for sale at December 31, 2006 were $520,000 compared to $1.4 million at December 31, 2005. These loans were pre-committed for sale to investors.

Investment Securities

The Company’s investment portfolio is a source of liquidity and is its second largest category of earning assets. At December 31, 2006, the portfolio included U.S. Government and agency securities, obligations of states and political subdivisions, mortgage-backed securities and preferred trust securities. In addition to the investment securities, the Company also invests in federal funds sold. Securities available for sale were $44.9 million at December 31, 2006, compared with $9.3 million at December 31, 2005. Securities held to maturity were $679,000 at December 31, 2006, compared to $681,000 at December 31, 2005.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and held to maturity for the years ended December 31, 2006, 2005 and 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006

Securities available for sale

U.S. Treasury Securities	$16,108,728	$6,221	$—	$16,114,949
U.S. government sponsored enterprises	27,976,529	11,239	15,578	27,972,190
Mortgage-backed securities	135,905	631	—	136,536
Obligations of states and political subdivisions	661,387	16,445	—	677,832

Total securities available for sale	44,882,549	34,536	15,578	44,901,507

Securities held to maturity

Mortgage-backed securities	9,257	106	—	9,363
Obligations of states and political subdivisions	469,615	8,654	—	478,269
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	678,872	20,760	—	699,632

Total securities	$45,561,421	$55,296	$15,578	$45,601,139

At December 31, 2005

Securities available for sale

U.S. Treasury Securities	$500,084	$—	$864	$499,220
U.S. government sponsored enterprises	7,975,571	—	115,840	7,859,731
Mortgage-backed securities	170,902	2,073	—	172,975
Obligations of states and political subdivisions	634,115	13,122	—	647,237
Marketable equity securities	80,475	22,251	8,580	94,146
Other convertible debt security	5,000	6,369	—	11,369

Total securities available for sale	9,366,147	43,815	125,284	9,284,678

Securities held to maturity

Mortgage-backed securities	11,748	74	—	11,822
Obligations of states and political subdivisions	469,488	7,546	—	477,034
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	681,236	19,620	—	700,856

Total securities	$10,047,383	$63,435	$125,284	$9,985,534

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004

Securities available for sale

U.S. Treasury securities	$501,135	$—	$5,940	$495,195
U. S. government sponsored enterprises	12,878,809	14,921	89,858	12,803,872
Mortgage-backed securities	229,278	8,682	—	237,960
Obligations of states and political subdivisions	607,968	26,845	—	634,813
Marketable equity securities	80,475	23,569	3,910	100,134
Other convertible debt security	5,000	7,540	—	12,540

Total securities available for sale	14,302,665	81,557	99,708	14,284,514

Securities held to maturity

Mortgage backed securities	16,509	236	—	16,745
Obligations of state and political subdivisions	469,367	11,263	—	480,630
Preferred trust securities	200,000	40,000	—	240,000
Other corporate debt securities	505,538	8,107	—	513,645

Total securities held to maturity	1,191,414	59,606	—	1,251,020

Total securities	$15,494,079	$141,163	$99,708	$15,535,534

The following table presents the contractual maturity distribution and weighted average yields, based on amortized cost, of the Company’s investment securities portfolio at December 31, 2006. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury Securities	$16,108,728	5.08%	$—	—	$—	—	$—	—	$16,108,728	5.08%
U.S. government sponsored enterprises	27,976,529	5.01%	—	—	—	—	—	—	27,976,529	5.01%
Mortgage-backed securities	—	—	—	—	—	—	145,162	5.50%	145,162	5.50%
Obligations of states and political subdivisions	—	—	194,615	5.08%	661,387	4.26%	275,000	4.30%	1,131,002	4.41%
Preferred trust securities	—	—	—	—	—	—	200,000	9.25%	200,000	9.25%

Total	$44,085,257	5.04%	$194,615	5.08%	$661,387	4.26%	$620,162	6.18%	$45,561,421	5.04%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

At December 31, 2006, there were no securities of any issuer (other than U.S. government sponsored enterprises) that exceeded 10% of the Company’s stockholders’ equity.

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

The Bank’s deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 8.4% and 8.9% of total deposits at December 31, 2006 and 2005, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	At December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing NOW, money market and savings accounts	$70,020,852	2.95%	$48,410,155	1.50%	$36,758,002	0.50%
Time deposits	66,498,503	4.13%	71,631,693	3.52%	65,197,372	2.96%

Total interest-bearing deposits	136,519,355	3.53%	120,041,848	2.70%	101,955,374	2.08%
Demand and other noninterest- bearing deposits	42,128,134	—	35,053,947	—	27,763,303	—

Total average deposits	$178,647,489	2.69%	$155,095,795	2.09%	$129,718,677	1.63%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006:

Remaining maturity

Less than three months	$ 6,483,398
Over three months through six months	835,890
Over six months through one year	2,293,186
Over twelve months	6,741,991

Total	$16,354,465

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2006, borrowings included $3.7 million in securities sold under agreements to repurchase, and a $5.0 million unsecured term loan obtained by the Company in September 2006. In October 2006, the Company repaid, without penalty, a $10.0 million FHLB advance at a fixed rate of 4.54% to reduce the Bank’s level of liquidity. In January 2007, the Company repaid the $5.0 million unsecured term loan.

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

Liquid assets, which include cash and due from banks, fed funds sold and nonpledged securities available for sale, totaled $67.3 million at December 31, 2006. In addition, the Bank’s funding sources at December 31, 2006 consisted of established borrowing capacity, subject to qualifying collateral availability, with the FHLB of 20% of the Bank’s total assets, or $44.5 million, and established federal funds lines of $10.0 million with correspondent banks. At December 31, 2006, there was no outstanding balance with the FHLB or under the federal funds lines.

Certificates of deposit that are scheduled to mature within one year totaled $47.4 million at December 31, 2006. These deposits are generally considered to be rate sensitive. While the Company’s liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, the Company has the ability to raise deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could borrow from its established lines or obtain funds through the sale of investment securities from its available for sale portfolio. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s current operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $24.4 million, or 10.9% of assets, at December 31, 2006 compared to $16.1 million, or 7.9% of assets, at December 31, 2005. The Company raised a total of $8.2 million in net capital in connection with sales of the Company’s common stock in private placements that closed in June, July and December 2006. (For details, see Item 5, “Market For Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities.”) The Company paid aggregate dividends of $0.24 per share in each of 2006 and 2005. The dividend payout ratio was 240.0% in 2006, compared to 51.1% in 2005.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). The Company’s total capital ratio was 15.69% at December 31, 2006 compared to 10.88% at December 31, 2005; the Tier 1 capital ratio was 14.85% at December 31, 2006 compared to 10.05% at December 31, 2005; and the leverage ratio was 11.35% at December 31, 2006 compared to 7.81% at December 31, 2005. These ratios all exceed the mandated minimum requirements.

The Company will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

The following table presents information on the Company’s and the Bank’s capital amounts and ratios as of December 31, 2006 and 2005. For purposes of the risk-based capital ratios, qualifying 1-4 family residential loans at December 31, 2006 have been risk-weighted 50%. All loans held for investment at December 31, 2005 have been risk-weighted 100%.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$25,765	15.69%	$13,137	8.0%	N/A	N/A
Bank	$24,612	15.00%	$13,125	8.0%	$16,407	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,392	14.85%	$6,568	4.0%	N/A	N/A
Bank	$23,239	14.16%	$6,563	4.0%	$9,844	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,392	11.35%	$8,600	4.0%	N/A	N/A
Bank	$23,239	10.83%	$8,582	4.0%	$10,727	5.0%

At December 31, 2005

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$17,461	10.88%	$12,836	8.0%	N/A	N/A
Bank	$16,609	10.36%	$12,822	8.0%	$16,027	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$16,126	10.05%	$6,418	4.0%	N/A	N/A
Bank	$15,274	9.53%	$6,411	4.0%	$9,616	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$16,126	7.81%	$8,258	4.0%	N/A	N/A
Bank	$15,274	7.45%	$8,205	4.0%	$10,257	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10% of the Bank’s stockholders’ equity. For additional detail, see Item 1, “Description of Business – Supervision and Regulation” above.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Securities sold under agreements to repurchase	$3,716	$3,716	$—	$—	$—
Other borrowings (1)	5,050	50	—	5,000	—
Operating lease obligations	2,865	320	502	494	1,549
Deposits	188,397	169,504	16,234	2,659	—
Deferred compensation	1,158	68	135	135	820
Purchase obligations	4,225	3,915	208	102	—

Total contractual cash obligations	$205,411	$177,573	$17,079	$8,390	$2,369

(1)	$5.0 million of other borrowings was repaid in January 2007.

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

The following table reflects other commitments of the Company outstanding as of December 31, 2006:

2006
Commitments to extend credit	$40,567,244
Standby letters of credit	1,015,971
Commitments to sell loans	2,115,800

$43,699,015

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

One technique used by the Company to manage its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. At December 31, 2006, the Company’s one year “positive gap” (interest-earning assets maturing or repricing within a period in excess of interest-bearing liabilities repricing within the same period) was 1.1% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest-earning assets is likely to rise faster than the cost on its interest-bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur because the yield of interest-earning assets likely would fall faster than the cost of interest-bearing liabilities. The interest sensitivity gap position of the Company is a static analysis at December 31, 2006. Because many factors affect the composition of the Company’s assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 2006.

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

Certain shortcomings are inherent in any method of analysis used to estimate a financial institution’s interest rate gap. The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. The interest rates on loans with balloon or call features may or may not change depending on their interest rates relative to market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that may restrict changes in interest rates on a short-term basis and over the life of the asset.

The Company is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans and mortgage-backed securities, which may also affect the Company’s interest rate gap position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, that are subject to repricing or that mature in each of the future time periods shown. Money market, NOW, and savings deposits are assumed to be subject to immediate pricing and depositor availability and have been placed in the shortest repricing period. In making the gap table computations, none of the assumptions sometimes made regarding loan prepayment rates and deposit decay rates have been used. In addition, the table does not reflect scheduled loan principal payments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the Interest Sensitivity Analysis below would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumption used. Loans and securities with balloon provisions, or that are subject to a call provision, are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

December 31, 2006

	Three Months or Less	Over Three Months through Twelve Months	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years or Non-Sensitive	Total
Assets
Interest-earning assets:
Loans (1)	$55,952,460	$13,535,259	$20,364,929	$27,605,373	$24,383,846	$141,841,867
Investment securities	27,677,487	16,641,857	200,000	108,204	952,831	45,580,379
Federal funds sold	19,286,245	—	—	—	—	19,286,245
Federal Home Loan, Federal Reserve stock	—	—	—	—	722,200	722,200

Total interest-earning assets	$102,916,192	$30,177,116	$20,564,929	$27,713,577	$26,058,877	$207,430,691

Liabilities

Interest-bearing deposits:
Savings accounts	$2,641,294	$—	$—	$—	$—	$2,641,294
Checking accounts (2)	14,369,595	—	—	—	—	14,369,595
Money Market deposits	57,382,851	—	—	—	—	57,382,851
Certificates of Deposit	13,916,399	33,498,427	16,234,685	2,659,071	—	66,308,582

Total interest-bearing deposits	88,310,139	33,498,427	16,234,685	2,659,071	—	140,702,322

Securities sold under agreements to repurchase	3,715,992	—	—	—	—	3,715,992
Other borrowings	5,050,000	—	—	—	—	5,050,000

Total interest-bearing liabilities	$97,076,131	$33,498,427	$16,234,685	$2,659,071	$—	$149,468,314

Interest sensitivity gap	$5,840,061	$(3,321,311)	$4,330,244	$25,054,506	$26,058,877	$57,962,377
Cumulative interest sensitivity gap	$5,840,061	$2,518,750	$6,848,994	$31,903,500	$57,962,377

Cumulative interest sensitivity gap as a percentage of total assets	2.6%	1.1%	3.1%	14.3%	26.0%

(1)	Excludes non-accrual loans of $169,642
(2)	Excludes $47,694,963 of noninterest-bearing deposits.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in SFAS No. 133 related to beneficial interests in securitized financial assets and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect the Company’s consolidated financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. The SEC allows registrants to record the effects of adopting this guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending November 2006. The adoption of this SAB is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The adoption of the EITF is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating any effect that SFAS No. 159 may have on its consolidated financial statements.

Off Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. Those financial instruments, designed to meet the financing needs of customers, include commitments to sell loans, issue standby letters of credit, and otherwise extend credit. Those instruments involve both credit and interest rate risk in addition to the amount recognized on the balance sheet. The contractual amounts of these financial instruments reflect the extent of involvement in the event of nonperformance by the other party to the financial instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, and we obtain collateral based on our credit assessment of the customer in each instance.

The Company historically sells to third-party investors substantially all of the residential mortgage loans it originates, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 30 days up to 1 year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80% or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. We consider recourse considerations in our calculation of the Company’s capital adequacy. We did not make any payments under these recourse provisions in 2006 or 2005. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. The Company has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

At December 31, 2006, the Company had rate lock commitments to originate mortgage loans amounting to $1.6 million and had entered into corresponding mandatory commitments, on a best-efforts basis, to sell those loans. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Additional information related to the Company’s off-balance-sheet risk exposure is detailed in Note 16 to the accompanying consolidated financial statements.

Effects of Inflation

The effect of changing prices is typically different for financial institutions than for other companies because a financial institution’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price-level indices. The consolidated financial statements reflect the impacts of inflation on interest rates, loan demands and deposits.

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the accompanying consolidated balance sheet of Heritage Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries at December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Galax, Virginia
March 23, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the accompanying consolidated balance sheet of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Bankshares, Inc. and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF Witt Mares, PLC

Norfolk, Virginia
November 9, 2006

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$7,902,980	$8,348,895
Federal funds sold	19,286,245	45,831,070
Securities available for sale, at fair value	44,901,507	9,284,678
Securities held to maturity, at cost	678,872	681,236
Loans, net
Held for investment, net of allowance for loan losses of $1,373,000 and $1,335,001, respectively	140,118,509	130,420,326
Held for sale	520,000	1,351,000
Accrued interest receivable	736,021	683,610
Stock in Federal Reserve Bank, at cost	312,900	64,900
Stock in Federal Home Loan Bank of Atlanta, at cost	409,300	757,800
Premises and equipment, net	6,765,603	5,743,532
Other assets	1,256,454	1,469,191

Total assets	$222,888,391	$204,636,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$47,694,963	$37,954,601
Interest-bearing	140,702,322	134,810,027

Total deposits	188,397,285	172,764,628

Federal Home Loan Bank Advance	—	10,000,000
Securities sold under agreements to repurchase	3,715,992	4,235,393
Other borrowings	5,050,000	50,000
Accrued interest payable	376,480	378,399
Other liabilities	944,456	1,135,661

Total liabilities	198,484,213	188,564,081

Commitments and contingent liabilities (Note 10, 14, and 16)	—	—

Stockholders’ equity
Common stock, $5 par value - authorized 3,000,000 shares; issued and outstanding: 2006 – 2,277,652 shares; 2005 – 1,714,668 shares	11,388,260	8,573,340
Additional paid-in capital	6,031,549	314,838
Retained earnings	6,971,856	7,237,748
Accumulated other comprehensive income (loss), net	12,513	(53,769)

Total stockholders’ equity	24,404,178	16,072,157

Total liabilities and stockholders’ equity	$222,888,391	$204,636,238

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006 and 2005

	2006	2005
Interest income
Loans and fees on loans	$9,677,303	$8,465,942
Taxable investment securities	650,885	361,722
Nontaxable investment securities	48,974	47,843
Dividends on FRB and FHLB stock	47,614	33,496
Interest on federal funds sold	2,007,017	1,135,259

Total interest income	12,431,793	10,044,262

Interest expense
Deposits	4,812,810	3,244,403
Borrowings	562,710	500,468

Total interest expense	5,375,520	3,744,871

Net interest income	7,056,273	6,299,391
Provision for loan losses	64,262	33,010

Net interest income after provision for loan losses	6,992,011	6,266,381

Noninterest income
Service charges on deposit accounts	627,473	395,520
Gains on sale of other real estate owned	—	427,066
Gains on sale of loans held for sale, net	178,146	260,353
Late charges and other fees on loans	91,996	187,687
Other	448,628	388,485

Total noninterest income	1,346,243	1,659,111

Noninterest expense
Compensation	4,197,596	3,159,118
Data processing	524,305	366,161
Occupancy	496,892	371,721
Furniture and equipment	593,087	452,141
Taxes and licenses	184,928	152,551
Professional fees	528,620	534,195
Contract employee services	206,672	292,577
Marketing	217,107	297,260
Other	1,133,045	1,117,593

Total noninterest expense	8,082,252	6,743,317

Income before provision for income taxes	256,002	1,182,175
Provision for income taxes	75,882	372,759

Net income	$180,120	$809,416

Earnings per share
Basic	$0.10	$0.47

Diluted	$0.10	$0.46

Weighted average shares outstanding

Basic	1,820,300	1,709,405
Diluted	1,853,634	1,752,533

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2004	1,707,182	$8,535,910	$285,097	$6,838,473	$(11,979)	$15,647,501

Comprehensive income:
Net income for 2005	—	—	—	809,416	—	809,416
Change in unrealized gain (loss) on securities available-for-sale, net of tax benefit of $21,528	—	—	—	—	(41,790)	(41,790)

Total comprehensive income	—	—	—	—	—	767,626

Exercise of stock options and related tax benefits	7,486	37,430	29,733	—	—	67,163
Other	—	—	8	—	—	8
Cash dividends ($0.24 per share)	—	—	—	(410,141)	—	(410,141)

Balance, December 31, 2005	1,714,668	$8,573,340	$314,838	$7,237,748	$(53,769)	$16,072,157

Comprehensive income:
Net income for 2006	—	—	—	180,120	—	180,120
Change in unrealized gain (loss) on securities available-for-sale, net of tax of $34,145	—	—	—	—	66,282	66,282

Total comprehensive income	—	—	—	—	—	246,402

Exercise of stock options and related tax benefits	29,800	149,000	112,127	—	—	261,127
Issuance of common stock	535,584	2,677,920	5,549,429	—	—	8,227,349
Repurchase of common stock	(2,400)	(12,000)	(16,800)	—	—	(28,800)
Equity-based compensation expense	—	—	71,955	—	—	71,955
Cash dividends ($0.24 per share)	—	—	—	(446,012)	—	(446,012)

Balance, December 31, 2006	2,277,652	$11,388,260	$6,031,549	$6,971,856	$12,513	$24,404,178

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$180,120	$809,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	64,262	33,010
Amortization (accretion) of loan yield adjustments, net	350,070	160,599
Depreciation, amortization and accretion, net	(27,276)	377,134
Stock-based compensation	71,955	—
Exercise of stock options tax benefit	110,157	29,624
Net gains on sale of:
Securities	(25,652)	—
Loans	(178,145)	(260,352)
Real estate owned	—	(443,683)
Property, plant and equipment	(643)	—
Loss on sale, disposal or impairment of long-lived assets	74,582	10,657
(Gain) on sale of investment	—	(3,111)
Proceeds from sales of loans held for sale	10,590,145	17,552,540
Origination of loans held for sale	(9,581,000)	(17,127,488)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	126,183	65,643
Increase (decrease) in other liabilities	(193,124)	286,492

Net cash provided by operating activities	1,561,634	1,490,481

Cash flows from investing activities:
Proceeds from sales of securities available for sale	111,127	—
Purchases of securities available for sale	(83,108,182)	—
Proceeds from maturities of securities available for sale	47,900,000	4,740,000
Principal repayments on securities available for sale	35,118	58,617
Proceeds from maturities of securities held to maturity	—	500,000
Principal repayments on securities held to maturity	2,482	4,746
Proceeds from sale of investment	—	22,304
Net increase in loans held for investment	(10,112,515)	(6,921,312)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(349,500)	(765,100)
Redemption of Federal Home Loan Bank stock	450,000	297,000
Purchases of premises and equipment	(1,497,667)	(3,482,090)
Proceeds from sale of real estate owned	—	560,361
Proceeds from sales of premises and equipment	—	19,907

Net cash used for investing activities	(46,569,137)	(4,965,567)

Cash flows from financing activities:
Proceeds from exercise of stock options	150,970	37,539
Net increase in deposits	15,632,657	39,685,924
Proceeds from Federal Home Loan Bank advances	—	17,175,000
Repayments of Federal Home Loan Bank advances	(10,000,000)	(7,175,000)
Proceeds from federal funds purchased	—	13,972,000
Repayment of federal funds purchased	—	(15,713,000)
Net increase (decrease) in securities sold under agreements to repurchase	(519,401)	2,205,372
Private Placement issuance of stock	8,227,349	—
Stock repurchase	(28,800)	—
Proceeds from other borrowings	5,000,000	—
Cash dividends paid	(446,012)	(410,141)

Net cash provided by financing activities	18,016,763	49,777,694

Increase (decrease) in cash and cash equivalents	(26,990,740)	46,302,608
Cash and cash equivalents, beginning of year	54,179,965	7,877,357

Cash and cash equivalents, end of year	$27,189,225	$54,179,965

Supplemental disclosure:
Interest paid	$5,377,438	$3,598,377
Income taxes paid	$150,000	$520,000
Additional cash flow information:
Transfers from other real estate to loans	$—	$164,000

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiaries, Heritage Bank, IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2006, serves as the holding company for its wholly-owned subsidiaries: Heritage Bank, IBV Real Estate Holdings, Inc., and Sentinel Trust Services, LLC.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2006, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments.

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

Sentinel Trust Services, LLC (“Sentinel”) is a wholly-owned subsidiary of the Company and was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust merged with AMG Guaranty Trust, a privately held provider of investment services. At December 31, 2006, Sentinel owned 2,560 shares, or less than 1%, of the common stock of AMG Guaranty.

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

Significant Group Concentrations of Credit Risk

Substantially all of the Company’s lending activities are with customers located in southeastern Virginia. Note 5 presents the Company’s lending activities. The Company invests in a variety of securities, principally obligations of the U.S., U.S. government sponsored enterprises, mortgage-backed securities and obligations of states and political subdivisions. Note 4 presents the Company’s investment activities. The Company does not have any significant concentrations of loans in any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and overnight investments with Federal Home Loan Bank.

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

The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received from the borrower, if any. Prior to demonstrating performance, the Company generally classifies restructured loans as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms, and has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

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

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss is recognized on the rate lock commitments.

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

As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Company is required to hold shares of capital stock in the FHLB in an amount equal to 0.18% (effective March 27, 2007) of total assets plus 4.50% of borrowings from the FHLB.

FRB stock and FHLB stock are carried at cost.

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2006, no valuation allowance has been provided against the Company’s deferred tax asset.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2006, the discount rate the Company utilized to determine the deferred compensation liability was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2006, the Company has one stock-based compensation plan (the “2006 Incentive Plan”). Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006. A description of the 2006 Incentive Plan and additional disclosures required by SFAS No. 123(R) are included in Note 10.

Prior to January 1, 2006, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. The information below for the year ended December 31, 2005 is disclosed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The weighted average fair value of options granted in 2005 was $5.34 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 3.93%; volatility of 25.14%; dividend yield of 1.80%; and expected life of 7.5 years.

2005
Net income as reported	$809,416
Add: Stock-based employee compensation expense included in net income, net of related tax	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(106,289)

Pro forma net income	$703,132

Basic net income per share
As reported	$0.47

Pro forma	$0.41

Diluted net income per share
As reported	$0.46

Pro forma	$0.40

Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Earnings per share calculations are presented in Note 9.

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

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$100,427	$(63,318)

Tax Effect	(34,145)	21,528

Net of tax amount	$66,282	$(41,790)

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the FRB. At December 31, 2006 and 2005, these reserve balances amounted to $1,063,000 and $2,811,000, respectively.

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006

Securities available for sale
U.S. Treasury securities	$16,108,728	$6,221	$—	$16,114,949
U.S. government sponsored enterprises	27,976,529	11,239	15,578	27,972,190
Mortgage-backed securities	135,905	631	—	136,536
Obligations of states and political subdivisions	661,387	16,445	—	677,832

Total securities available for sale	44,882,549	34,536	15,578	44,901,507

Securities held to maturity
Mortgage-backed securities	9,257	106	—	9,363
Obligations of states and political subdivisions	469,615	8,654	—	478,269
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	678,872	20,760	—	699,632

Total securities	$45,561,421	$55,296	$15,578	$45,601,139

At December 31, 2005

Securities available for sale
U.S. Treasury securities	$500,084	$—	$864	$499,220
U.S. government sponsored enterprises	7,975,571	—	115,840	7,859,731
Mortgage-backed securities	170,902	2,073	—	172,975
Obligations of states and political subdivisions	634,115	13,122	—	647,237
Marketable equity securities	80,475	22,251	8,580	94,146
Other convertible debt security	5,000	6,369	—	11,369

Total securities available for sale	9,366,147	43,815	125,284	9,284,678

Securities held to maturity
Mortgage-backed securities	11,748	74	—	11,822
Obligations of states and political subdivisions	469,488	7,546	—	477,034
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	681,236	19,620	—	700,856

Total securities	$10,047,383	$63,435	$125,284	$9,985,534

Investment securities having carrying value of $983,120 and $4,660,312 at December 31, 2006 and 2005, respectively, were pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The fair values of these securities were $992,261 and $4,635,521 at December 31, 2006 and 2005, respectively.

Investment securities having carrying values of $3,762,354 and $4,577,797 at December 31, 2006 and 2005, respectively, are pledged for retail repurchase agreements. The estimated fair values of these securities were $3,765,440 and $4,516,900 at December 31, 2006 and 2005, respectively.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. The current year unrealized losses on investment securities are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	At December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$—	$—	$2,492,190	$15,578	$2,492,190	$15,578

Total temporarily impaired securities	$—	$—	$2,492,190	$15,578	$2,492,190	$15,578

	At December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$499,220	$864	$499,220	$864
U.S. government sponsored enterprises	—	—	7,859,731	115,840	7,859,731	115,840
Marketable equity securities	—	—	38,440	8,580	38,440	8,580

Total temporarily impaired securities	$—	$—	$8,397,391	$125,284	$8,397,391	$125,284

The amortized cost and fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$44,085,257	$44,087,140	$—	$—
Due after one year through five years	—	—	194,615	195,441
Due after five years through ten years	661,387	677,831	—	—
Due after ten years	135,905	136,536	484,257	504,191

Total	$44,882,549	$44,901,507	$678,872	$699,632

NOTE 5 – LOANS

Loans consist of the following:

	At December 31,
	2006	2005
Commercial	$19,752,244	$17,927,074
Real estate - mortgage	92,513,346	98,801,013
Real estate - construction	23,780,496	10,013,033
Installment and consumer	4,731,529	4,665,853

Total loans:	140,777,615	131,406,973

Allowance for loan losses	(1,373,000)	(1,335,001)
Unearned loan fees/costs	713,894	348,354

Loans net	$140,118,509	$130,420,326

Nonperforming assets were:

	At December 31,
	2006	2005
Nonaccrual loans (1)	$169,642	$225,934
Accruing loans past due 90 days or more	7,865	4,476

Total nonperforming loans	177,507	230,410

Real estate owned, net	—	—

Total nonperforming assets	$177,507	$230,410

(1)	At December 31, 2006 and 2005, includes restructured loans of $169,642 and $224,799, respectively.

If interest on nonaccrual loans had been accrued, such income would have approximated $37,501 and $57,106 in 2006 and 2005, respectively, none of which was recognized in income.

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31,
	2006	2005
Balance, beginning of year	$1,335,001	$1,264,000
Provision for loan losses	64,262	33,010
Loans charged-off	(90,851)	(50,628)
Recoveries	64,588	88,619

Balance, end of year	$1,373,000	$1,335,001

The following is a summary of information pertaining to impaired loans:

	At December 31,
	2006	2005
Impaired loans without a valuation allowance	$169,642	$225,934
Impaired loans with a valuation allowance	—	—

Total impaired loans:	$169,642	$225,934

Valuation allowance related to impaired loans	$—	$—

	Years Ended December 31,
	2006	2005
Average investment in impaired loans (while impaired)	$198,932	$532,005
Interest income recognized on impaired loans	$—	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2006	2005
Land and improvements	$3,941,076	$3,008,206
Buildings and improvements	2,003,511	1,999,737
Leasehold improvements	213,734	209,463
Equipment, furniture and fixtures	2,491,515	2,452,205
Fixed assets not in service	227,748	155,888

	8,877,584	7,825,499
Less - accumulated depreciation	(2,111,981)	(2,081,967)

	$6,765,603	$5,743,532

Depreciation expense for the years ended December 31, 2006 and 2005 was $401,657 and $233,793, respectively.

In 2006 and 2005, the Company incurred impairment charges related to equipment of $74,582 and $6,195, respectively.

Total rent expense for the years ended December 31, 2006 and 2005 amounted to $222,111 and $153,834, respectively.

At December 31, 2006, the Company shortened the depreciated lives on certain ATM equipment with remaining book value of $69,823. The estimated impact on 2006 was $4,924.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2006 were as follows:

2007	$213,054
2008	224,020
2009	232,980
2010	242,300
2011	251,992
2012 - 2017	1,549,078

$2,713,424

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following:

	December 31,
	2006	2005
Money Market and NOWs	$71,752,446	$59,073,107
Savings	2,641,294	4,664,622
Certificates of deposit $100,000 and over	16,354,465	15,399,947
Other time deposits	49,954,117	55,672,351

	$140,702,322	$134,810,027

At December 31, 2006 the scheduled maturities of time deposits are as follows:

2007	$47,414,826
2008	9,022,580
2009	7,212,105
2010	1,894,385
2011 and thereafter	764,686

$66,308,582

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Securities sold under agreements to repurchase had carrying values of $3,762,354 and $4,577,979 and market values of $3,765,440 and $4,516,900 at December 31, 2006 and 2005, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2006	2005
Balance at end of year	$3,715,992	$4,235,393
Average balance during the year	$2,679,155	$3,005,359

Weighted average interest rate during the year	4.29%	2.91%
Interest expense during the year	$114,846	$87,532
Maximum month-end balance during the year	$3,715,992	$4,235,393

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2006, a credit availability for the Bank at 20.0% of total assets. At December 31, 2006, the Bank had no outstanding advances. At December 31, 2006, the Bank had a total of $10.0 million in approved lines of credit with correspondent banks with no outstanding balance.

At December 31, 2006, other short-term borrowings consisted of $50,000 of U.S. Treasury tax and loan deposit notes. In addition, at December 31, 2006, the Company had outstanding a $5 million unsecured term loan, the proceeds of which were used to increase the Bank’s capital. In January 2007, the unsecured term loan was repaid with the proceeds of the December 2006 private placement.

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 – Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	Years Ended December 31,
	2006	2005
Net income (numerator, basic and diluted)	$180,120	$809,416
Weighted average shares outstanding (denominator)	1,820,300	1,709,405
Earnings per common share – basic	$0.10	$0.47

Effect of dilutive securities

Weighted average shares outstanding	1,820,300	1,709,405
Effect of stock options	33,334	43,128

Diluted average shares outstanding (denominator)	1,853,634	1,752,533

Earnings per common share – assuming dilution	$0.10	$0.46

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. Options on 122,000 shares and 30,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2006 and 2005, respectively, because the effects of the options were antidilutive.

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

On July 26, 2006, the Company’s Board of Directors approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant by the Board of Directors of stock options, stock appreciation rights, restricted stock and certain other equity awards to officers and nonemployee directors of the Company and the Bank. The 2006 Incentive Plan was adopted subject to the approval of the shareholders of the Company, and contingent upon that approval the Board of Directors terminated the Company’s ability to issue new awards under both its 1987 Stock Option Plan and its 1999 Stock Option Plan. Pursuant to the 2006 Incentive Plan, on July 26, 2006, the Board of Directors granted an option to Michael S. Ives, President and CEO of the Company and the Bank, with respect to 70,000 shares of the Company’s common stock at an exercise price of $15.56, and options with respect to 24,000 shares to certain nonemployee directors at an exercise price of $18.67. On October 25, 2006, the Board of Directors granted an option with respect to 20,000 shares to John O. Guthrie, Chief Financial Officer of the Company and the Bank, and options with respect to 54,000 shares to certain other officers at an exercise price of $16.65. On December 28, 2006, the Company’s shareholders approved the 2006 Incentive Plan and, accordingly, that date became the measurement date for the stock options granted in 2006 under the 2006 Incentive Plan.

The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 250,000. The shares issued may be authorized but unissued shares, treasury shares or shares purchased by the Company on the open market or from private sources for use under the Plan. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options. The option price of either a nonstatutory stock option or an incentive stock option will be the fair market value of the Company’s common stock on the date of grant. “Fair market value” is defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded.

The option granted to Mr. Ives in 2006 becomes exercisable at the rate of 20% commencing on December 31, 2006 and continuing on each subsequent December 31. The options granted in 2006 to nonemployee directors become exercisable at the rate of 20% on each anniversary of the date of grant. The options granted in 2006 to Mr. Guthrie and other officers become exercisable at the rate of 20% commencing on December 31, 2007 and continuing on each subsequent December 31. All options granted will become exercisable earlier upon a change in control (as defined in the 2006 Incentive Plan) of the Company. The options may also become exercisable earlier upon the optionee’s retirement, disability or death, and in the case of an optionee who is an employee, the optionee’s termination without cause or resignation for good reason. No option may be exercised after ten (10) years from the date of grant.

Previously, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. The information below for the year ended December 31, 2005 is disclosed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The weighted average fair value of options granted in 2005 was $5.34 and was determined as of the grant date using the Black-Scholes option pricing model, assuming the following weighted average factors: risk-free interest rate of 3.93%; volatility of 25.14%; dividend yield of 1.80%; and expected life of 7.5 years.

2005
Net income as reported	$809,416
Add: Stock-based employee compensation expense included in net income, net of related tax	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(106,289)

Pro forma net income	$703,132

Basic net income per share
As reported	$0.47

Pro forma	$0.41

Diluted net income per share
As reported	$0.46

Pro forma	$0.40

The fair value of each stock option award was estimated on the date of grant for the 2005 option grant and on the measurement date (shareholder approval date of the 2006 Incentive Plan) for the 2006 option grants using a Black-Scholes valuation model that uses assumptions presented in the following table. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding. With no existing Company historical exercise information available for the majority of the members of the new management team and outside directors who received option grants, the expected life of the options was estimated based on management’s new business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. The fair value of options granted during 2006 and 2005 were estimated with the following assumptions:

	Year Ended December 31,
	2006	2005
Expected dividend yield	1.5%	1.80%
Expected stock price volatility	19.9%	25.14%
Risk-fee interest rate	4.62%	3.93%
Expected life of options	6.5 years	7.5 years
Weighted average fair value of options granted during the period	$3.86	$5.34

The following table presents a summary of stock option activity during 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	126,400	$9.41	—	—
Granted	162,000	16.48	—	—
Exercised	29,800	4.96	—	—
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2006	258,600	$14.35	7.8	$649

Exercisable at December 31, 2006	110,600	$11.39	5.3	$624

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2006 and 2005 was $327,012 and $87,130, respectively. Cash received from option exercises during 2006 and 2005 was $147,950 and $37,539, respectively. The total fair value of shares vested for the same periods was $59,080 and $166,167.

The amount charged against income, before income tax benefit of $15,102, in relation to the stock-based payment arrangement was $71,955 for the year ended December 31, 2006. At December 31, 2006, unrecognized compensation expense related to nonvested stock option grants was $554,165 and is currently expected to be recognized over a weighted average period of 2.3 years as follows:

For the year ended December 31:	Stock-Based Compensation Expense
(in thousands)
2007	$127
2008	123
2009	124
2010	123
2011	57

Total	$554

Stock option awards granted in 2006 under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability, and if the optionee is an employee of the Company resignation for good reason or termination without cause. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above, and unamortized stock-based compensation expense recognized at that time.

Deferred Compensation Plan

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2006, and 2005, other liabilities included $743,296 and $771,390, respectively, related to the deferred compensation plans. Compensation expense related to this plan was $40,907 and $50,834, for the years ended December 31, 2006 and 2005, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock.

The Company recognized compensation expense related to the ESOP of $0 and $45,804 for the years ended December 31, 2006 and 2005, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2006, the ESOP owned 9,485 shares. Stock purchases for the year ended December 31, 2006 totaled 0 shares, while 11,247 shares were distributed to terminated employees. At December 31, 2006, the fair market value of the total shares held by the ESOP totaled $151,760.

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the “401(k)”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $168,583 and $52,887 for the years ended December 31, 2006 and 2005, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

At December 31, 2006 and 2005, the Company had no other real estate owned. Other real estate owned was sold during 2005 at a gain of $427,066.

NOTE 12 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31,
	2006	2005
Consumer credit card fees	$47,537	$80,603
ATM fees	105,022	85,932
Merchant discount fees	45,692	51,624
Income from bank-owned life insurance, net	20,407	20,356
Gain on sale of credit cards	95,565	—
Gain on sale of equity securities	33,815	—
Other	100,590	149,970

Total other noninterest income	$448,628	$388,485

The components of other noninterest expense are as follows:

	Years Ended December 31,
	2006	2005
ATM transaction	$115,878	$103,240
Credit card	42,075	81,989
Stationery and supplies	143,657	144,671
Telephone	106,146	67,043
Postage	68,773	55,544
Courier	84,624	59,563
Service bureau expense	64,135	60,017
Insurance expense	58,893	54,234
Travel	40,685	47,977
Shareholder	47,532	35,092
Training	37,172	46,237
Loan servicing	43,984	61,305
FDIC insurance	21,285	18,238
Impairment – Bankers Investment	7,009	124,685
Loss on sale of equity securities	8,163	—
Other miscellaneous	243,034	157,758

Total other noninterest expense	$1,133,045	$1,117,593

NOTE 13 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31,
	2006	2005
Federal Income Tax Expense-Current	$(18,007)	$218,723
Deferred Federal Income Tax (Benefit)	93,889	154,036

Income Tax Expense	$75,882	$372,759

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31,
	2006	2005
Federal income tax expense - at 34% statutory rate	$87,041	$401,939
Effect of tax-exempt interest	(32,400)	(35,920)
Effect of Life insurance proceeds, premiums, and increases in value, net	(4,504)	(5,133)
Other	25,745	11,873

	$75,882	$372,759

A cumulative net deferred tax asset is included in other assets at December 31, 2006 and 2005. The components of the asset are as follows:

	At December 31,
	2006	2005
Deferred Tax Assets

Deferred compensation	$252,721	$262,272
Allowance for loan losses	392,087	370,238
FAS 123(R) - non-qualifying options	15,102	—
Net depreciation (appreciation) on available-for-sale securities	(6,446)	27,699
Other	46,026	33,310

Total Deferred Tax Assets	699,490	693,519

Deferred Tax Liabilities

Deferred loan costs, net	242,724	118,440
Investments in partnerships	3,337	(9,531)
Premises and equipment	97,176	100,295
Other	617	645

Total Deferred Tax Liabilities	343,854	209,849

Net Deferred Tax Assets	$355,636	$483,670

NOTE 14 – COMMITMENTS AND CONTINGENCIES - RELATED PARTY

The Company is a party to a lease with a related party to provide space for the Bank’s operations center. This lease has been classified as an operating lease for financial reporting purposes and expired December 31, 2004, at which time the lease was continued on a month-to-month basis. Total annual rent expense was $125,606 and $92,450 for the years 2006 and 2005, respectively.

The Bank also has a loan receivable from this same related party, which is secured by the building and improvements that include the Bank’s operations center. The balance of this loan was $493,289 and $510,148 at December 31, 2006 and 2005, respectively.

In December 2006, the Bank contracted with Meredith Construction Company, Inc. (“Meredith Construction”), of which Peter M. Meredith, Jr. is Chairman and Chief Executive Officer, as general contractor to build, for a maximum price of $1.4 million (which includes a fee of approximately $127,000 to Meredith Construction), the Bank’s new retail banking office on its site on Lynnhaven Parkway in Virginia Beach. Mr. Meredith is Chairman of the Board of the Company. Meredith Construction plans to utilize ColonialWebb Contractors Co., of which Howard M. Webb is a director, as the heating and air conditioning subcontractor related to construction of the Lynnhaven office. Mr. Webb is a director of the Company.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank is as follows during 2006:

Balance, December 31, 2005 (revised)	$11,301,287
Originations 2006	3,595,378
Repayments 2006	(2,938,352)
Other*	(400,842)

Balance, December 31, 2006	$11,557,471

*	During 2006, certain Bank employees no longer qualified as related parties.

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to related parties amounted to $4,008,966 and $3,894,014 at December 31, 2006 and 2005, respectively. (See Note 14 for additional commitments to related parties.)

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

Loan commitments are agreements to extend credit to a customer provided that there are no violations of the terms of the contracts prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a customer to a third party.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 were as follows:

	2006	2005
Commitments to extend credit	$40,567,244	$32,523,919
Standby letters of credit	1,015,971	338,244
Commitments to sell loans	2,115,800	1,491,000

	$43,699,015	$34,353,163

As of December 31, 2006, the Company had $19,311,892 in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at Bank of America.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

The Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categorization. Additionally, management believes that, as of December 31, 2006, the Company meets all capital adequacy requirements to which it is subject. At December 31, 2006, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 15.69%, 14.85% and 11.35%, respectively. For purposes of the risk-based capital calculations presented in the following table, qualifying 1-4 family residential loans at December 31, 2006 have been risk-weighted 50%. All loans held for investment at December 31, 2005 have been risk-weighted 100%.

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2006 and 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$25,765	15.69%	$13,137	8.0%	N/A	N/A
Bank	$24,612	15.00%	$13,125	8.0%	$16,407	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,392	14.85%	$6,568	4.0%	N/A	N/A
Bank	$23,239	14.16%	$6,563	4.0%	$9,844	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,392	11.35%	$8,600	4.0%	N/A	N/A
Bank	$23,239	10.83%	$8,582	4.0%	$10,727	5.0%

At December 31, 2005

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$17,461	10.88%	$12,836	8.0%	N/A	N/A
Bank	$16,609	10.36%	$12,822	8.0%	$16,027	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$16,126	10.05%	$6,418	4.0%	N/A	N/A
Bank	$15,274	9.53%	$6,411	4.0%	$9,616	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$16,126	7.81%	$8,258	4.0%	N/A	N/A
Bank	$15,274	7.45%	$8,205	4.0%	$10,257	5.0%

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

Other Borrowings and Securities Sold Under Agreements to Repurchase

The carrying amount for other borrowings and securities sold under agreements to repurchase is a reasonable estimate of fair value.

Accrued Interest Payable

The carrying value of accrued interest payable is a reasonable estimate of fair value.

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The following table presents the carrying amounts and fair value of the Company’s financial instruments at December 31, 2006 and 2005.

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$7,903	$7,903	$8,349	$8,349
Federal funds sold	19,286	19,286	45,831	45,831
Securities available for sale	44,902	44,902	9,285	9,285
Securities held to maturity	679	700	681	701
Loans held for investment	140,119	140,079	130,420	130,339
Loans held for sale	520	520	1,351	1,351
Accrued interest receivable	736	736	684	684
Stock in FRB and FHLB	722	722	823	823
Bank-owned life insurance	547	547	512	512

Financial Liabilities:
Deposits	188,397	189,111	172,765	173,640
Federal Home Loan Bank Advance	—	—	10,000	9,836
Other borrowing and securities sold under agreements to repurchase	8,766	8,766	4,285	4,285
Accrued interest payable	376	376	378	378

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31,
Condensed Balance Sheets	2006	2005
Assets
Cash	$5,641,457	$128,337
Investment in Heritage Bank	23,251,379	15,207,498
Investment in non-bank subsidiaries	51,069	161,069
Investment in securities available for sale, at fair value	—	105,515
Other assets	502,378	639,408

Total Assets	$29,446,283	$16,241,827

Liabilities and Stockholders’ Equity
Note payable	$5,000,000	$—
Other liabilities	42,105	169,670

Total Liabilities	$5,042,105	$169,670

Common stock	$11,388,260	8,573,340
Additional paid-in capital	6,031,549	314,838
Retained earnings	6,971,856	7,237,748
Accumulated other comprehensive income (loss)	12,513	(53,769)

Stockholders’ equity	$24,404,178	$16,072,157

Total Liabilities and Stockholders’ Equity	$29,446,283	$16,241,827

	Years Ended December 31,
Condensed Statements of Operations	2006	2005
Dividends from subsidiary bank	$443,539	$410,141
Equity in undistributed net income of subsidiaries	15,864	622,758
Other income	35,571	—
Interest and dividend income	3,433	4,247
Interest expense	(100,937)	—
Other expenses	(360,048)	(338,356)

Income before income taxes	37,422	698,790
Benefit from income taxes	142,698	110,626

Net Income	$180,120	$809,416

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

Heritage Bankshares, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities

Net income	$180,120	$809,416
Add (deduct) items not affecting cash during the year
Depreciation, amortization and accretion, net	71,955	8
Undistributed net income of subsidiaries	(15,864)	(622,758)
Exercise of stock options tax benefit	110,157	29,624
Net gain on securities available for sale	(25,652)	—
Changes in assets/liabilities, net
(Increase) decrease in other assets	(7,694,665)	(395,385)
(Increase) decrease in other liabilities	(127,565)	56,603

Net cash provided by (used for) operating activities	(7,501,514)	(122,492)

Cash flows from investing activities
Proceeds of securities available for sale	111,127	—

Net cash used for investing activities	111,127	—

Cash flows from financing activities
Proceeds from exercise of stock options	150,970	37,539
Proceeds from other borrowings	5,000,000	—
Stock repurchases	(28,800)	—
Private placement issuance of stock, net of costs	8,227,349	—
Cash dividends paid	(446,012)	(410,141)

Net cash provided by (used for) financing activities	12,903,507	(372,602)

Increase (decrease) in cash and cash equivalents	5,513,120	(495,094)

Cash and cash equivalents at beginning of year	128,337	623,431

Cash and cash equivalents at end of year	$5,641,457	$128,337

*    *    *    *    *

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 29, 2006, the Company engaged Elliott Davis LLC (“Elliott Davis”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The Audit Committee made the decision to engage Elliott Davis and that decision was approved, adopted, and ratified by the Company’s Board of Directors, and on December 28, 2006 the Company’s shareholders ratified the appointment of Elliot Davis at the Combined 2005 and 2006 Annual Meeting of Shareholders.

As previously reported, the Company’s former accounting firm, PFK Witt Mares, PLC (“Witt Mares”), notified the Company on December 22, 2005 that it would decline to stand for reappointment as the Company’s independent registered public accounting firm for the year ending December 31, 2006. Witt Mares indicated that it was declining to stand for reappointment due to the fact that it would not have an SEC Engagement Partner available for the Company’s 2006 audit when, pursuant to Rule 2.01(c)(6) of Regulation S-X, Witt Mares’ SEC Engagement Partner currently assigned to the Company’s account would be required to rotate off the account.

On November 17, 2006, Elliott Davis acquired Larrowe and Company, PLC (“Larrowe”). In September 2005, the Company had engaged Larrowe to assist initially with computational issues related to amounts reported in its financial statements under Statement of Financial Accounting Standards No. (“FAS”) 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (as Amended),” for the years ended December 31, 2000 through 2005. In June 2006, the Company converted its loan application system to calculate FAS 91 deferred costs and fees on an ongoing basis. Larrowe was consulted during the conversion process on the overall methodology of that process and evaluated the resulting output. In addition, during 2006, representatives of the Company consulted with Larrowe in connection with the presentation and adequacy of disclosures in its annual report on Form 10-KSB for the year ended December 31, 2004, with respect to the following accounting matters:

•	Deferral of loan fees and costs under FAS 91

•	Loans held for sale

•	Reporting sale of assets

•	Reporting of ineffective internal controls

•	Accounting for stock options

With respect to the financial results for 2005 (which were audited by Witt Mares), during 2006 Larrowe provided assistance to the Company on the following accounting and disclosure issues:

•	Deferral of loan fees and costs under FAS 91

•	Impairment of an asset

•	Recognition of income on non-accrual loans

•	Procedures for recognition of impaired loans

During 2006, Larrowe provided general accounting consultation on the following issues related to the financial results of 2006.

•	Impairment of an asset under FAS 143 (“Accounting for Asset Retirement Obligations “)

•	Stock issuance costs

•	Reporting sale of assets

•	Share based payments under FAS 123R (“Share-Based Payment”)

•	Deferral of loan fees and costs under FAS 91

The Company sought Larrowe’s consultation to supplement the preparation of required financial disclosures by the Company’s accounting staff. There were no disagreements between the Company, Larrowe, and Witt Mares concerning the accounting or reporting of any of these matters for either of the 2004 or 2005 fiscal years.

No other independent registered public accounting firm was consulted on any of the above matters.

The Company has not otherwise consulted with Elliot Davis or Larrowe during its two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was the subject of a disagreement or event as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, as a result of the Company’s undertakings with respect to its disclosure controls and procedures over the last two years (further described below), our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of December 31, 2006 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

As described in our Form 10-KSB for the year ended December 31, 2005, during 2005 the Company discovered accounting errors in its previously reported financial results and determined that financial information for 2004, 2003, and 2002 should be restated. In connection with this restatement, management identified material weaknesses and significant deficiencies in internal control over financial reporting that created a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Specifically, in our 2005 Form 10-KSB, we reported significant deficiencies or material weaknesses primarily in the Company’s control environment, control activity and information components of its internal controls. The Company’s control environment was deficient because applicable personnel did not possess adequate knowledge and expertise to prepare financial reports in accordance with all applicable requirements, did not properly assign authority and responsibility, and did not adequately organize, train, and develop its associates. Control activities were deficient because of inadequate approval procedures, the lack of sufficient reconciliations, inadequate segregation of duties and the assignment of incompatible functions. Moreover, certain pertinent information was not identified, captured or retained in a form and pursuant to a timetable that enabled our personnel to carry out their responsibilities.

These material weaknesses and significant deficiencies in internal control over financial reporting resulted in errors in the following areas:

•	loan origination costs and amortization of fees;

•	deferred compensation plans, including associated life insurance and the maintenance of related records;

•	stock option expensing; and

•	a variety of other areas, including impairment of certain loans, depreciation expense, employer 401(k) matching contributions, impairment of certain long-lived assets, and income tax expenses.

Beginning in 2005 and throughout 2006, we have adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes, some of which were enhanced further or implemented in connection with the restatement process. During 2006, we continued to implement remedial measures in response to specific accounting and reporting issues related to the restatement. We have added personnel and systems, improved our organizational supervision, developed additional policies and procedures, as well as trained our employees on our existing policies and procedures, all in an effort to constantly improve our internal controls and control environment.

As a result of the foregoing efforts and other similar undertakings by Company management, the Company believes that as of December 31, 2006 it has eliminated the material weaknesses and deficiencies in its internal controls and procedures over financial reporting that existed in prior periods.

Further, as a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will document and test our internal controls and procedures and will take further action as appropriate. Section 404 requires the Company’s management to issue formal reports on the effectiveness of the Company’s internal control structure and procedures for financial reporting as of our fiscal year ended December 31, 2007. In the event that, during our testing, we identify one or more material weaknesses in internal controls at December 31, 2007, the Company’s management will disclose such weakness in its formal report and will not be able to conclude that the Company’s internal control over financial reporting is effective at such date. If such material weaknesses continue to exist at December 31, 2008, the Company believes such material weaknesses would be referenced in an adverse attestation report from its auditors as of such date.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER MATTERS

None.

Part III

The Company will file a definitive proxy statement for its 2007 Annual Meeting of Shareholders pursuant to Regulation 14A (the “Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB (i.e., by April 30, 2007); accordingly, certain information that is required under Part III of this annual report on Form 10-KSB is omitted from this report and will be included in the Proxy Statement, and is incorporated herein by reference to the Proxy Statement.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information concerning our directors, additional information regarding certain executive officers and other information required by this Item 9 shall be included in the Proxy Statement and is hereby incorporated herein by reference.

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

The information concerning Executive Compensation required by this Item 10 shall be included in the Proxy Statement and is hereby incorporated herein by reference. (The information incorporated herein by this reference expressly excludes the Compensation Discussion and Analysis and the Compensation Committee Report on Executive Compensation.)

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 11 shall be included in the Proxy Statement and is hereby incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions required by this Item 12 shall be included in the Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibits:
3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004)

3.5	Bylaws as amended (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.2	Lease dated December 29, 1996, between IBV Partners, L.P. as landlord, and Heritage Bank & Trust, as Tenant, for the lease of 7,581 square feet of space in a building located at 1450 South Military Highway, Chesapeake, Virginia. (Incorporated herein by reference to the Company’s Form 10-K for 1986 filed March 1987.)

*10.3	Amendment to 1987 Employees’ Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Company’s Form 10-K for 1990 filed March 30, 1991.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-KSB for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 9, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 10-KSB filed on June 9, 2006.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.12	Limited Alternative Stock Appreciation Right Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on August 28, 2006.)

Exhibits:
10.13	Loan Agreement between Heritage Bankshares, Inc. and Cardinal Bank dated September 28, 2006. (Incorporated herein by reference to the Company’s Form 8-K filed on October 3, 2006.)

10.14	Note made by Heritage Bankshares, Inc. to Cardinal Bank dated September 28, 2006. (Incorporated herein by reference to the Company’s Form 8-K filed on October 3, 2006.)

*10.15	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2006.)

10.17	Amended and Restated Deed of Lease between Heritage Bank and Dominion Enterprises dated November 21, 2006.

16.1	Letter from PKF Witt Mares, PLC to the Securities & Exchange Commission, dated December 29, 2005. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2005.)

21.1	Subsidiaries of the Registrant

23.1	Consent of PKF Witt Mares, PLC

23.2	Consent of Elliott Davis LLC

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning Principal Accountant Fees and Services required by this Item 14 shall be included in the Proxy Statement and is hereby incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: March 28, 2007	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2007	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer
(Principal Executive Officer) and Director

March 28, 2007	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2007	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and
Director

March 28, 2007	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and
Director

March 28, 2007	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

March 28, 2007	/s/ James A. Cummings
James A. Cummings,
Director

March 28, 2007	/s/ Wendell C. Franklin
Wendell C. Franklin,
Director

March 28, 2007	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

March 28, 2007	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

March 28, 2007	/s/ David L. Kaufman
David L. Kaufman,
Director

March 28, 2007	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

March 28, 2007	/s/ L. Allan Parrott
L. Allan Parrott,
Director

March 28, 2007	/s/ Ross C. Reeves
Ross C. Reeves,
Director

March 28, 2007	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director

March 28, 2007	/s/ Howard M. Webb
Howard M. Webb,
Director

March 28, 2007	/s/ Barbara Zoby
Barbara Zoby,
Director