Form 10QSB
period 2007-03-31
HERITAGE BANKSHARES INC /VA
filed 2007-05-14
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1234322
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 EAST PLUME STREET, NORFOLK, VIRGINIA 23510

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

As of April 30, 2007, 2,278,652 shares of the issuer’s $5.00 par value per share common stock, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$7,253	$7,903
Federal funds sold	10,564	19,286
Securities available for sale, at fair value (adjusted cost of $42,541 and $44,883, respectively)	42,604	44,901
Securities held to maturity, at cost (fair value approximates $698 and $700, respectively)	678	679
Loans, net
Held for investment, net of allowance for loan losses of $1,373 and $1,373, respectively	140,199	140,119
Held for sale	287	520
Accrued interest receivable	821	736
Stock in Federal Reserve Bank, at cost	313	313
Stock in Federal Home Loan Bank of Atlanta, at cost	401	409
Premises and equipment, net	7,338	6,766
Other assets	1,313	1,256

Total assets	$211,771	$222,888

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
Noninterest-bearing	$47,401	$47,695
Interest-bearing	136,401	140,702

Total deposits	183,802	188,397

Securities sold under agreements to repurchase	1,962	3,716
Other borrowings	50	5,050
Accrued interest payable	360	376
Other liabilities	1,157	945

Total liabilities	187,331	198,484

Stockholders' equity
Common stock, $5 par value 3,000,000 shares authorized; issued and outstanding: At March 31, 2007, 2,278,652 shares; At December 31, 2006, 2,277,652 shares	11,393	11,388
Additional paid-in capital	6,069	6,032
Retained earnings	6,936	6,972
Accumulated other comprehensive income (loss), net	42	12

Total stockholders' equity	24,440	24,404

Total liabilities and stockholders' equity	$211,771	$222,888

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,443	$2,298
Taxable investment securities	404	62
Nontaxable investment securities	12	12
Dividends on FRB and FHLB stock	11	11
Interest on federal funds sold	289	491

Total interest income	3,159	2,874

Interest expense
Deposits	1,270	1,054
Borrowings	39	148

Total interest expense	1,309	1,202

Net interest income	1,850	1,672

Provision for loan losses	2	17

Net interest income after provision for loan losses	1,848	1,655

Noninterest income
Service charges on deposit accounts	126	150
Gains on sale of loans held for sale, net	30	48
Gain on sale of investment securities	1	—
Late charges and other fees on loans	15	16
Other	79	102

Total noninterest income	251	316

Noninterest expense
Compensation	1,110	1,034
Data processing	130	132
Occupancy	123	124
Furniture and equipment	137	155
Taxes and licenses	54	40
Professional fees	90	112
Contract employee services	5	101
Marketing	41	60
Telephone	35	22
Stationery and supplies	38	44
Other	186	188

Total noninterest expense	1,949	2,012

Income (loss) before provision for income taxes	150	(41)
Provision for (benefit from) income taxes	50	(19)

Net income (loss)	$100	$(22)

Earnings (loss) per common share
Basic	$0.04	$(0.01)

Diluted	$0.04	$(0.01)

Dividends per share	$0.06	$0.06

Weighted average shares outstanding – basic	2,278,362	1,714,668
Effect of dilutive stock options	28,396	37,644

Weighted average shares outstanding – assuming dilution	2,306,758	1,752,312

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$100	$(22)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2	17
Amortization of loan yield adjustments, net	123	81
Depreciation, amortization and accretion, net	(146)	107
Stock-based compensation	32	—
Exercise of stock options tax benefit	3	—
Net gains on sale of:
Securities	(1)	—
Loans	(30)	(48)

Changes in assets/liabilities, net
Increase in interest receivable and other assets	(156)	(53)
Increase (decrease) in other liabilities	197	(135)
Net proceeds from sales of loans held for sale	263	1,136

Net cash provided by operating activities	387	1,083

Cash flows from investing activities:
Purchases of securities available for sale	(39,825)	(495)
Proceeds from maturities and principal repayments of securities available for sale	27,605	1,910
Proceeds from sales of securities available for sale	14,816	—
Proceeds from maturities and principal repayments of securities held to maturity	1	1
Net increase in loans held for investment	(206)	(5,599)
Purchases of Federal Home Loan Bank stock	(675)	(101)
Redemption of Federal Home Loan Bank stock	683	—
Purchases of premises and equipment	(679)	(102)

Net cash provided by/(used for) investing activities	1,720	(4,386)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	—
Net increase (decrease) in deposits	(4,595)	3,993
Repayment of other borrowings	(5,000)	—
Net increase (decrease) in securities sold under agreements to repurchase	(1,754)	(2,165)
Cash dividends paid	(137)	(103)

Net cash provided by/(used for) financing activities	(11,479)	1,725

(Decrease) increase in cash and cash equivalents	(9,372)	(1,578)

Cash and cash equivalents, beginning of period	27,189	54,180

Cash and cash equivalents, end of period	$17,817	$52,602

Supplemental disclosure:
Interest paid	$1,325	$1,207
Income taxes paid	$—	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further financial information regarding the Company, please refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Allowance for Loan Losses; Impairment of Loans. The Company maintains an allowance for loan losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses on existing loans that may become uncollectible. The amount of the allowance is affected by: (1) loan charge offs, which decrease the allowance, (2) recoveries on loans previously charged off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

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

Impairment of Financial Investments and Other Accounts. Impairment of investment securities, other equity investments and other asset accounts results in a write-down that must be included in net income when the fair value of the asset declines below cost and is other-than-temporary. The fair values of these investments and other assets are subject to change, as they are influenced by market conditions and management decisions.

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

The Company restated its financial statements and notes for the years ended December 31, 2003 and December 31, 2002 to correct accounting errors related to FAS 91, among other things. (For a detailed discussion on the FAS 91-related errors and correcting methodology, please see the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.) As detailed in the 2004 Form 10-KSB, for the FAS 91-related restatement entries through 2004 management applied a methodology to each year-end electronic loan file to estimate the net deferred cost balance at the respective dates and make adjustments to net deferred cost balances, compensation costs, and interest income for each year. For the quarter ended March 31, 2006, the Company obtained an electronic loan file from its data processing vendor and applied the same methodology to determine FAS 91-related entries. The Company converted its accounting for FAS 91 back to its data processing system for the quarter ended June 30, 2006 and subsequent periods.

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

On December 28, 2006, the Company’s shareholders approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which had been previously approved by the Board, which authorizes the grant by the Board of Directors of stock options, stock appreciation rights, restricted stock and certain other equity awards to officers and nonemployee directors of the Company and the Bank. (As a result of the adoption of the 2006 Incentive Plan, the Board terminated the Company’s ability to issue new awards under both its 1987 Stock Option Plan and its 1999 Stock Option Plan.) The maximum number of shares of the Company's common stock that may be issued under the 2006 Incentive Plan is 250,000. The shares issued may be authorized but unissued shares, treasury shares or shares purchased by the Company on the open market or from private sources for use under the Plan. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options. The option price of either a nonstatutory stock option or an incentive stock option will be the fair market value of the Company's common stock on the date of grant. "Fair market value" is defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the "last sale" prices of a share of the Company's common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded.

In 2006, the Board of Directors granted the following options with respect to shares of the Company’s common stock under the 2006 Incentive Plan: an option with respect to 70,000 shares to Michael S. Ives, President and CEO of the Company and the Bank; an option with respect to 20,000 shares to John O. Guthrie, Chief Financial Officer of the Company and the Bank; options with respect to 24,000 shares to certain nonemployee directors; and options with respect to 54,000 shares to certain other officers. The option granted to Mr. Ives is exercisable at the rate of 20% per year commencing on December 31, 2006; the options granted to nonemployee directors become exercisable at the rate of 20% per year on each anniversary of the date of grant; and the options granted to Mr. Guthrie and the other officers become exercisable at the rate of 20% per year commencing on December 31, 2007. The options may become exercisable earlier upon certain events described in the 2006 Incentive Plan and/or the optionee’s employment agreement with the Company. No option may be exercised after ten (10) years from the date of grant.

For purposes of SFAS 123(R), the shareholder approval date of December 28, 2006 is the measurement date for stock options granted in 2006 under the 2006 Incentive Plan. The fair value of each stock option award was estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding. With no existing Company historical exercise information available for the majority of the members of the management team and outside directors who received option grants, the expected life of the options was estimated based on management’s business plan and provisions of the grant, including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. The fair value of options granted during 2006 were estimated with the following assumptions: expected dividend yield, 1.5%; expected stock price volatility, 19.9%; risk-free interest rate, 4.62%; and expected life of options, 6.5 years. The weighted average fair value of options granted during the period was $3.86.

The following table presents a summary of stock option activity during 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	258,600	$14.35	—	—
Granted	—	—	—	—
Exercised	(1,000)	6.82	—	—
Forfeited/expired	—	—	—	—

Outstanding at March 31, 2007	257,600	$14.38	7.6	$579

Exercisable at March 31, 2007	109,600	$11.43	5.1	$579

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $10,180. No stock options were exercised during the three months ended March 31, 2006. Cash received from option exercises during the first quarter of 2007 was $6,820. No options vested during the first quarter of 2007 or the first quarter of 2006.

The amount charged against income, before income tax benefit of $4,469, in relation to the stock-based payment arrangement was $32,403 for the three months ended March 31, 2007. There was no stock-based compensation expense for the three months ended March 31, 2006. At March 31, 2007, unrecognized compensation expense related to unvested stock option grants was $521,762 and is currently expected to be recognized over a weighted average period of 2.2 years as follows:

At March 31, 2007	Stock-Based Compensation Expense
(in thousands)
2007	$95
2008	123
2009	124
2010	123
2011	57

Total	$522

Stock option awards granted in 2006 under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan, such as a change of control with respect to the Company, the optionee’s retirement, death or permanent disability, and if the optionee is an employee of the Company resignation for good reason or termination without cause. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above, and unamortized stock-based compensation expense recognized at that time.

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Unrealized holding gains on available-for-sale securities	$29	$38
Tax effect	(10)	(13)

Net of tax amount	$19	$25

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Net income (loss) (numerator, basic and diluted)	$100	$(22)
Weighted average shares outstanding (denominator)	2,278,362	1,714,668
Earnings (loss) per common share – basic	$0.04	$(0.01)

Effect of dilutive securities

Weighted average shares outstanding during the period	2,278,362	1,714,668
Effect of dilutive stock options	28,396	37,644

Weighted diluted average shares outstanding (denominator) during the period	2,306,758	1,752,312

Earnings (loss) per common share – assuming dilution	$0.04	$(0.01)

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two periods results solely from the dilutive effect of stock options. For the three months ended March 31, 2007 and 2006, options on 122,000 and 30,000 shares, respectively, were not included in computing diluted earnings per share because the effects of the options were antidilutive.

Item 2	Management’s Discussion and Analysis or Plan of Operation

As used in this quarterly report on Form 10-QSB, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-QSB which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our 2006 annual report on Form 10-KSB, filed March 30, 2007.

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

Financial Condition of the Company at March 31, 2007

Total Assets. The Company’s total assets at March 31, 2007 were $211.8 million, a decrease of $11.1 million, or 5.0%, from $222.9 million at December 31, 2006. This decrease was primarily attributable to an $8.7 million decline in the balance of federal funds sold corresponding to the repayment in January 2007 of a $5.0 million unsecured loan as well as a decrease in the balance of our certificates of deposit. Total assets increased by $5.6 million, or 2.7%, from $206.2 million at March 31, 2006 to $211.8 million at March 31, 2007, primarily due to loans held for investment increasing by $4.3 million during the period.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities were $53.8 million at March 31, 2007, compared to $64.9 million at December 31, 2006 and $53.8 million at March 31, 2006. The decrease from December 31, 2006 to March 31, 2007 was primarily due to the decrease in federal funds sold described above. In the first quarter of 2007, the Company lengthened its maturity of combined federal funds sold and investment securities by purchasing $35.8 million of FHLMC / FNMA balloon mortgage-backed securities with an average remaining balloon maturity of approximately 3.7 years. Also during the first quarter, the Company sold $15.0 million of U.S. Treasury investment securities that were to mature in June 2007.

Loans. Loans held for investment at March 31, 2007 were $140.2 million, unchanged from the balance at December 31, 2006, and an increase of $4.3 million, or 3.1%, from March 31, 2006. During the three months ended March 31, 2007, there was a significant level of loan prepayments totaling approximately $9.7 million that limited the level of loan growth during the quarter. Management believes these prepayments were in the ordinary course of business and that loan growth will resume in the second quarter of 2007.

Asset Quality. The Company’s nonperforming assets at March 31, 2007 were $188,000, or 0.09% of assets, compared to nonperforming assets of $178,000 or 0.08% of assets at December 31, 2006, and $259,000 or 0.13% of assets at March 31, 2006. Decreases in nonperforming assets were attributable to decreases in the nonaccrual loan balance. The Company had no real estate owned at March 31, 2007.

Deposits. Total deposits at March 31, 2007 were $183.8 million, a decrease of $4.6 million, or 2.4%, from December 31, 2006 deposits of $188.4 million. The decrease from December 31, 2006 was primarily attributable to a decrease in certificates of deposit balances. Core deposits, which are comprised of checking, savings and money market deposits, grew to $126.9 million at March 31, 2007, an increase of $19.7 million, or 18.4%, compared to core deposit balances at March 31, 2006.

Borrowed Funds. Total securities sold under agreements to repurchase and other borrowings were $2.0 million at March 31, 2007, a decrease of $6.8 million from December 31, 2006 related primarily to the repayment of the Company’s $5 million unsecured term loan. The unsecured term loan was repaid in January 2007 with the proceeds of the Company’s December 2006 private placement of common stock. When compared to the $12.1 million balance at March 31, 2006, borrowed funds decreased by $10.1 million, due to the repayment in October 2006 of the Bank’s $10.0 million FHLB advance.

Capital. Stockholders’ equity at March 31, 2007 was $24.4 million, essentially unchanged from December 31, 2006. Stockholders’ equity increased by $8.4 million, or 53.0%, from $16.0 million at March 31, 2006. This increase resulted primarily from the $8.2 million in total net capital raised in connection with sales of the Company’s common stock in private placements that closed in June, July and December 2006.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At March 31,
	2007	2006
	(in thousands)
Nonaccrual loans (1)	$162	$226
Accruing loans past due 90 days or more	26	33

Total nonperforming loans	188	259
Real estate owned, net	—	—

Total nonperforming assets	$188	$259

(1)	At March 31, 2007 and 2006, includes $162,000 and $225,000, respectively, in restructured loans.

A summary of the activity in the allowance for loan losses account is as follows:

	At March 31,
	2007	2006
	(in thousands)
Balance, beginning of period	$1,373	$1,335
Provision for loan losses	2	17
Loans charged-off	(8)	(19)
Recoveries	6	29

Balance, end of period	$1,373	$1,362

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

Overview. The Company’s pretax income was $150,000 for the first quarter of 2007 compared to a pretax loss of $41,000 in the first quarter of 2006, an increase of $191,000. Net interest income increased by $178,000, provision for loan losses decreased by $15,000, noninterest income decreased by $65,000, and noninterest expense decreased by $63,000. Net income, after tax, was $100,000, or $0.04 per diluted share, for the three months ended March 31, 2007 compared to a net loss of $22,000, or $0.01 per diluted share, for the three months ended March 31, 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $178,000 in the first quarter of 2007 compared to the first quarter of 2006. This increase was attributable to an increase of $8.8 million in the average balance of interest-earning assets and an increase in net interest margin from 3.56% to 3.76%.

Provision for Loan Losses. Provision for loan losses decreased by $15,000, from $17,000 in the first quarter of 2006 to $2,000 in the first quarter of 2007.

Noninterest Income. Total noninterest income decreased by $65,000, from $316,000 in the first quarter of 2006 to $251,000 in the first quarter of 2007. This decrease was primarily due to declines of $24,000 in income from annuity and mutual funds sales, $24,000 in service charges on deposit accounts, and $18,000 in gains on sale of mortgage loans held for sale due to decreased loan origination volume.

Noninterest Expense. Total noninterest expense decreased by $63,000, from $2.0 million in the first quarter of 2006 to $1.95 million in the first quarter of 2007. Contract employee, professional fee and marketing expenses declined by $96,000, $22,000 and $19,000, respectively. These decreases in noninterest expenses were partially offset by a $76,000 increase in compensation expense, $32,000 of which was attributable to first quarter 2007 stock option expense related to the Heritage 2006 Equity Incentive Plan, which was approved by the Company’s stockholders on December 28, 2006.

Income Taxes. The Company’s income tax expense for the quarter ended March 31, 2007 was $50,000, which represented an effective tax rate of 33.0%, compared to a tax benefit of $19,000 for the first quarter of 2006.

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

Loan commitments are agreements to extend credit to a customer so long as there are no violations of the terms of the agreements prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a customer to a third party.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk.

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At March 31, 2007	At March 31, 2006
	(in thousands)
Commitments to extend credit	$39,524	$34,317
Standby letters of credit	1,891	363
Commitments to sell loans	2,002	700

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2007, cash and cash equivalents were $17.8 million, a decrease of $9.4 million from $27.2 million at December 31, 2006. The decrease was primarily attributable to the repayment in January 2007 of a $5.0 million unsecured term loan and a decrease in the balance of our certificates of deposit.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At March 31, 2007, the balance of the available-for-sale investment portfolio was $42.6 million, compared to a $44.9 million balance at December 31, 2006. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $24.4 million at March 31, 2007, approximately the same as at December 31, 2006. At March 31, 2007, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating any effect that SFAS No. 159 may have on its consolidated financial statements.

Subsequent Events

In March 2007, the Bank entered into a contract to sell its Plume Street office. However, the contract was terminated in May 2007, and as a result the Plume Street office remains for sale and the Bank continues to market the property.

Sentinel Trust Services, LLC (“Sentinel”) is a wholly-owned subsidiary of the Company and was originally formed to own an interest in Old Dominion Trust Company, a provider of trust services. In 2004, Old Dominion Trust Company merged with AMG Guaranty Trust, a privately held provider of investment services. Sentinel owned 2,560 shares of the common stock of AMG Guaranty Trust. In April 2007, Sentinel sold its shares in AMG Guaranty Trust and will recognize a gain on sale in the second quarter of 2007 of $20,500.

Item 3	Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Company management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based upon that evaluation, as a result of the Company’s undertakings with respect to its disclosure controls and procedures over the last two years (further described below), our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of March 31, 2007 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

As noted above in this quarterly report, in connection with the preparation of its annual report for the year ended December 31, 2004, filed on June 9, 2006, the Company restated its financial statements for the years ended December 31, 2003 and December 31, 2002. The restatement resulted in large part from accounting errors caused by material weaknesses and deficiencies in the Company’s internal controls and procedures over financial reporting that existed in prior periods. Beginning in 2005 and throughout 2006, we adopted and implemented numerous measures in connection with our ongoing efforts to improve our internal control processes, some of which were enhanced further or implemented in connection with the restatement process. During 2006, we continued to implement remedial measures in response to specific accounting and reporting issues related to the restatement. We added personnel and systems, improved our organizational supervision, developed additional policies and procedures and trained our employees on our existing policies and procedures, all in an effort to constantly improve our internal controls and control environment.

As a result of the foregoing efforts and other similar undertakings by Company management, the Company believes that as of March 31, 2007 it has eliminated the material weaknesses and deficiencies in the Company’s internal controls and procedures over financial reporting that existed in prior periods.

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

May 11, 2007	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

May 11, 2007	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

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