Form 10QSB
period 2007-06-30
HERITAGE BANKSHARES INC /VA
filed 2007-08-13
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 2,278,652 shares of the issuer’s $5.00 par value per share common stock, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$6,814	$7,903
Federal funds sold	12,483	19,286
Securities available for sale, at fair value (adjusted cost of $40,650 and $44,883, respectively)	40,519	44,901
Securities held to maturity, at cost (fair value approximates $691 and $700, respectively)	678	679
Loans, net
Held for investment, net of allowance for loan losses of $1,382 and $1,373, respectively	143,993	140,119
Held for sale	330	520
Accrued interest receivable	849	736
Stock in Federal Reserve Bank, at cost	313	313
Stock in Federal Home Loan Bank of Atlanta, at cost	401	409
Premises and equipment, net	8,985	6,766

Other assets	1,430	1,256

Total assets	$216,795	$222,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$53,049	$47,695
Interest-bearing	136,649	140,702

Total deposits	189,698	188,397

Securities sold under agreements to repurchase	850	3,716
Other borrowings	50	5,050
Accrued interest payable	296	376
Other liabilities	1,555	945

Total liabilities	192,449	198,484

Stockholders’ equity
Common stock, $5 par value 3,000,000 shares authorized; issued and outstanding:
At June 30, 2007, 2,278,652 shares; At December 31, 2006, 2,277,652 shares	11,393	11,388
Additional paid-in capital	6,102	6,032
Retained earnings	6,937	6,972
Accumulated other comprehensive income (loss), net	(86)	12

Total stockholders’ equity	24,346	24,404

Total liabilities and stockholders’ equity	$216,795	$222,888

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,479	$2,494	$4,922	$4,792
Taxable investment securities	519	64	923	126
Nontaxable investment securities	12	12	24	24
Dividends on FRB and FHLB stock	11	13	22	24
Interest on federal funds sold	108	538	397	1,030

Total interest income	3,129	3,121	6,288	5,996

Interest expense
Deposits	1,241	1,152	2,511	2,207
Borrowings	18	146	57	294

Total interest expense	1,259	1,298	2,568	2,501

Net interest income	1,870	1,823	3,720	3,495

Provision for loan losses	—	—	2	17

Net interest income after provision for loan losses	1,870	1,823	3,718	3,478

Noninterest income
Service charges on deposit accounts	128	163	254	313
Gains on sale of loans held for sale, net	53	33	83	82
Gains on sale of investment securities	—	34	1	34
Late charges and other fees on loans	24	38	39	54
Other	103	166	182	268

Total noninterest income	308	434	559	751

Noninterest expense
Compensation	1,049	994	2,161	2,029
Data processing	130	128	260	261
Occupancy	144	127	268	251
Furniture and equipment	134	144	271	298
Taxes and licenses	55	54	109	94
Professional fees	130	178	220	290
Contract employee services	1	85	5	186
Marketing	45	64	85	124
Telephone	29	21	64	43
Stationery and supplies	42	26	80	71
Other	211	226	396	412

Total noninterest expense	1,970	2,047	3,919	4,059

Income before provision for income taxes	208	210	358	170
Provision for income taxes	69	65	119	46

Net income	$139	$145	$239	$124

Earnings per common share
Basic	$0.06	$0.08	$0.10	$0.07

Diluted	$0.06	$0.08	$0.10	$0.07

Dividends per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding – basic	2,278,652	1,718,517	2,278,507	1,716,593
Effect of dilutive stock options	25,215	37,999	26,806	37,821

Weighted average shares outstanding – assuming dilution	2,303,867	1,756,516	2,305,313	1,754,414

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$239	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2	17
Amortization of loan yield adjustments, net	253	134
Depreciation, amortization and accretion, net	(136)	203
Stock-based compensation	65	—
Exercise of stock options tax benefit	3	26
Net gains on sale of:
Securities	(1)	(26)
Loans	(83)	(82)
Other Assets	(20)	—
Changes in assets/liabilities, net
Increase in interest receivable and other assets	(279)	(186)
Increase in other liabilities	530	18
Net proceeds from sales of loans held for sale	273	978

Net cash provided by operating activities	846	1,206

Cash flows from investing activities:
Purchases of securities available for sale	(40,823)	(16,579)
Proceeds from maturities and principal repayments of securities available for sale	30,589	3,415
Proceeds from maturities and principal repayments of securities held to maturity	1	1
Proceeds from sales of securities available for sale	14,816	111
Proceeds from sale of other assets	64	—
Net increase in loans held for investment	(4,130)	(1,510)
Purchases of Federal Home Loan Bank stock	(810)	(101)
Redemption of Federal Home Loan Bank stock	818	—
Purchases of premises and equipment	(2,432)	(1,219)

Net cash provided by (used for) investing activities	(1,907)	(15,882)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	49
Net increase in deposits	1,301	4,131
Proceeds from Federal Home Loan Bank advances	18,000	—
Repayments of Federal Home Loan Bank advances	(18,000)	—
Net decrease in securities sold under agreements to repurchase	(2,866)	(1,494)
Private placement issuance of stock, net of costs	—	2,124
Repayments of other borrowings	(5,000)	—
Cash dividends paid	(273)	(215)

Net cash provided by financing activities	(6,831)	4,595

Decrease in cash and cash equivalents	(7,892)	(10,081)

Cash and cash equivalents, beginning of period	27,189	54,180

Cash and cash equivalents, end of period	$19,297	$44,099

Supplemental disclosure:
Interest paid	$2,648	$2,508
Income taxes paid	$110	$25

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For additional financial information regarding the Company, please refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to current period presentation.

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

These categories are further subdivided by assigned asset quality. Loss factors are calculated using the above mentioned quantitative and qualitative data and are then applied to each of the loan segments to determine a reserve level for each of the five segments of loans. In addition, an unallocated reserve is calculated to account for the imprecision inherent in estimating losses on the segmented portions of the loan portfolio, primarily using historical data.

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

Deferral of Loan Fees and Origination Costs. SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” generally requires that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the Company utilizes estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

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

On December 28, 2006, the Company’s shareholders approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which had been previously approved by the Board, which authorizes the grant by the Board of Directors of stock options, stock appreciation rights, restricted stock and certain other equity awards to officers and nonemployee directors of the Company and the Bank. (As a result of the adoption of the 2006 Incentive Plan, the Board terminated the Company’s ability to issue new awards under both its 1987 Stock Option Plan and its 1999 Stock Option Plan.) The Company may issue a maximum of 250,000 shares of its common stock under the 2006 Incentive Plan. The shares issued may be authorized but unissued shares, treasury shares or shares purchased by the Company on the open market or from private sources for use under the Plan. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options. The option price of either a nonstatutory stock option or an incentive stock option will be the fair market value of the Company’s common stock on the date of grant. “Fair market value” is defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded.

A total of 168,000 options were granted under the 2006 Incentive Plan in 2006; the Company has not granted any options under the Plan thus far in 2007. For purposes of SFAS 123(R), the shareholder approval date of December 28, 2006 is the measurement date for stock options granted in 2006 under the 2006 Incentive Plan, and the measurement date for options granted in the future under the 2006 Incentive Plan will be the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding. With no existing Company historical exercise information available for the majority of the members of the management team and outside directors who have received option grants to date, the expected life of the options is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. The fair value of options granted during 2006 were estimated with the following assumptions: expected dividend yield, 1.5%; expected stock price volatility, 19.9%; risk-free interest rate, 4.62%; and expected life of options, 6.5 years. The weighted average fair value of options granted in 2006 was $3.86.

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents a summary of stock option activity during 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	258,600	$14.35	—	—
Granted	—	—	—	—
Exercised	(1,000)	6.82	—	—
Forfeited/expired	—	—	—	—

Outstanding at June 30, 2007	257,600	$14.38	7.4	$576

Exercisable at June 30, 2007	109,600	$11.43	4.9	$576

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the six months ended June 30, 2007 and June 30, 2006 was $10,180 and $76,800, respectively. Cash received from option exercises during the six months ended June 30, 2007 and June 30, 2006 was $6,820 and $49,200, respectively. No options vested during the first six months of 2007 or the first six months of 2006.

The amount charged against income, before income tax benefit of $8,988, in relation to the stock-based payment arrangement was $65,166 for the six months ended June 30, 2007. There was no stock-based compensation expense for the six months ended June 30, 2006. At June 30, 2007, unrecognized compensation expense related to unvested stock option grants was $488,999 and is currently expected to be recognized over a weighted average period of 2.1 years as follows:

At June 30, 2007	Stock-Based Compensation Expense
(in thousands)
2007	$62
2008	123
2009	124
2010	123
2011	57

Total	$489

Stock option awards granted under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability and, if the optionee is an employee of the Company, resignation for good reason or termination without cause. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above, and unamortized stock-based compensation expense recognized at that time.

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(194)	$(13)	$(150)	$24
Tax effect	66	4	51	(8)

Net of tax amount	$(128)	$(9)	$(99)	$16

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands except share and per share data)
Net income (numerator, basic and diluted)	$139	$145	$239	$124

Weighted average shares outstanding (denominator)	2,278,652	1,718,517	2,278,507	1,716,593

Earnings per common share - basic	$0.06	$0.08	$0.10	$0.07

Effect of dilutive securities

Weighted average shares outstanding during the period	2,278,652	1,718,517	2,278,507	1,716,593

Effect of dilutive stock options	25,215	37,999	26,806	37,821

Weighted diluted average shares outstanding (denominator) during the period	2,303,867	1,756,516	2,305,313	1,754,414

Earnings per common share – assuming dilution	$0.06	$0.08	$0.10	$0.07

The difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. For the three and six months ended June 30, 2007 and June 30, 2006, options on 122,000 and 30,000 shares, respectively, were not included in computing diluted earnings per share because the effects of the options were antidilutive.

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

Financial Condition of the Company at June 30, 2007

Total Assets. The Company’s total assets at June 30, 2007 were $216.8 million, a decrease of $6.1 million, or 2.7%, from $222.9 million at December 31, 2006. This decrease was primarily attributable to an $11.2 million decline in the aggregate balance of federal funds sold and investment securities, offset by a $3.9 million increase in loans held for investment and a $2.2 million increase in the balance of premises and equipment, the latter attributable to the continued construction progress related to the Bank’s new Lynnhaven and Financial District retail banking offices. Total assets increased by $7.4 million, or 3.5%, from $209.4 million at June 30, 2006 to $216.8 million at June 30, 2007, primarily attributable to loans held for investment increasing by $12.2 million, or 9.3%, during the period.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities were $53.7 million at June 30, 2007, compared to $64.9 million at December 31, 2006 and $59.6 million at June 30, 2006. The decrease from December 31, 2006 to June 30, 2007 was primarily due to the decrease in federal funds sold and a net reduction in securities available for sale. In the first quarter of 2007, the Company lengthened its maturity of combined federal funds sold and investment securities by purchasing $35.8 million of FHLMC / FNMA balloon mortgage-backed securities with an average remaining balloon maturity of approximately 3.7 years. Also during the first quarter, the Company sold $15.0 million of U.S. Treasury investment securities available for sale that were to mature in June 2007.

Loans. Loans held for investment at June 30, 2007 were $144.0 million, an increase of $3.9 million, or 2.8%, from the balance at December 31, 2006, and an increase of $12.2 million, or 9.3%, from June 30, 2006.

Asset Quality. The Company’s nonperforming assets at June 30, 2007 were $187,000, or 0.09% of assets, compared to nonperforming assets of $178,000 or 0.08% of assets at December 31, 2006, and $201,000 or 0.10% of assets at June 30, 2006. Decreases in nonperforming assets were attributable to decreases in the Company’s nonaccrual loan balance. The Company had no real estate owned at June 30, 2007.

Deposits. Total deposits at June 30, 2007 were $189.7 million, compared to $188.4 million in total deposits at December 31, 2006, and $176.9 million in total deposits at June 30, 2006, representing a 7.2% increase over the 12-month period. Core deposits, which are comprised of checking, savings and money market deposits, grew to $137.6 million at June 30, 2007, an increase of $27.5 million, or 25.0%, compared to core deposit balances at June 30, 2006. This growth in core deposits was partially offset by a $14.7 million decrease in the balance of certificates of deposit.

Borrowed Funds. Total securities sold under agreements to repurchase and other borrowings were $900,000 at June 30, 2007, a decrease of $7.9 million from December 31, 2006 related primarily to the repayment in January 2007 of the Company’s $5 million unsecured term loan. When compared to the $12.8 million balance at June 30, 2006, borrowed funds decreased by $11.9 million, primarily due to the repayment in October 2006 of the Bank’s $10.0 million FHLB advance.

Capital. Stockholders’ equity at June 30, 2007 was $24.3 million, essentially unchanged from December 31, 2006. Stockholders’ equity increased by $6.1 million, or 33.8%, from $18.2 million at June 30, 2006. This increase resulted from the $6.1 million in total net capital raised in connection with sales of the Company’s common stock in private placements that closed in July and December 2006.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At June 30,
	2007	2006
	(in thousands)
Nonaccrual loans (1)	$187	$200
Accruing loans past due 90 days or more	—	1

Total nonperforming loans	187	201

Real estate owned, net	—	—

Total nonperforming assets	$187	$201

(1)	At June 30, 2007 and June 30, 2006, includes $145 thousand and $200 thousand, respectively, in restructured loans.

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Balance, beginning of period	$1,373	$1,362	$1,373	$1,335

Provision for loan losses	—	—	2	17
Loans charged-off	—	(64)	(8)	(83)
Recoveries	9	2	15	31

Balance, end of period	$1,382	$1,300	$1,382	$1,300

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Overview. The Company’s pretax income was $208,000 for the second quarter of 2007, compared to a pretax income of $210,000 in the second quarter of 2006. Compared to the second quarter of 2006, net interest income increased by $47,000, noninterest income decreased by $126,000 and noninterest expense decreased by $77,000. Net income, after tax, was $139,000, or $0.06 per diluted share, for the three months ended June 30, 2007, compared to a net income, after tax, of $145,000, or $0.08 per diluted share, for the three months ended June 30, 2006. The second quarter of 2006 included a $63,000 after-tax gain on the sale of the Bank’s retail credit card portfolio.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $47,000 in the second quarter of 2007 compared to the second quarter of 2006. This was attributable to an increase of $4.0 million in the average balance of interest-earning assets, and an increase in net interest margin from 3.82% to 3.84%.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2007 or for the three months ended June 30, 2006.

Noninterest Income. Total noninterest income decreased by $126,000, from $434,000 in the second quarter of 2006 to $308,000 in the second quarter of 2007. This decrease was primarily due to a $96,000 gain (pre-tax) on the sale of the Bank’s retail credit card portfolio in the second quarter of 2006 that did not recur in 2007, and a $35,000 decrease in service charges on deposit accounts. The decrease in service charges on deposit accounts was primarily related to changes in customer behavior resulting from the Bank’s enforcement of its non-sufficient fund fee policy.

Noninterest Expense. Total noninterest expense decreased by $77,000, from $2.0 million in the second quarter of 2006 to $1.9 million in the second quarter of 2007, as contract employee expense declined by $84,000.

Income Taxes. The Company’s income tax expense for the quarter ended June 30, 2007 was $69,000, which represented an effective tax rate of 33.5%, compared to $65,000 for the quarter ended June 30, 2006, which represented an effective tax rate of 31.0%.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Overview. The Company’s pretax income was $358,000 for the first six months of 2007, compared to a pretax income of $170,000 for the first six months of 2006, an increase of $188,000. Compared to the first six months of 2006, net interest income increased by $225,000, provision for loan losses decreased by $15,000, noninterest income decreased by $192,000, and noninterest expense decreased by $140,000. Net income, after tax, was $239,000, or $0.10 per diluted share, for the six months ended June 30, 2007, compared to after-tax net income of $124,000, or $0.07 per diluted share, for the six months ended June 30, 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $225,000 in the first six months of 2007 compared to the first six months of 2006. This was attributable to a $6.4 million increase in the average balance of interest-earning assets, and an increase in net interest margin from 3.69% to 3.80%.

Provision for Loan Losses. Provision for loan losses decreased by $15,000, from $17,000 in the first six months of 2006 to $2,000 in the first six months of 2007.

Noninterest Income. Total noninterest income decreased by $192,000, from $751,000 in the first six months of 2006 to $559,000 in the first six months of 2007. This decrease was primarily due to the $96,000 gain (pre-tax) on the sale of the Bank’s retail credit card portfolio in the second quarter of 2006, and declines of $59,000 in service charges on deposit accounts attributable to the decrease in non-sufficient fund fee income.

Noninterest Expense. Total noninterest expense decreased by $140,000, from $4.1 million in the first six months of 2006 to $3.9 million in the first six months of 2007, primarily attributable to a decline in contract employee expense of $181,000.

Income Taxes. The Company’s income tax expense for the six months ended June 30, 2007 was $119,000, which represented an effective tax rate of 33.3%, compared to income tax expense for the six months ended June 30, 2006 of $46,000, which represented an effective tax rate of 27.0%. The effective tax rate for the six months ended June 30, 2006 was impacted by the effect of a tax benefit from the first quarter 2006.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At June 30, 2007	At June 30, 2006
Commitments to extend credit	$41,986	$31,257
Standby letters of credit	1,289	429
Commitments to sell loans	1,194	1,005

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors, and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2007, cash and cash equivalents were $19.3 million, a decrease of $7.9 million from $27.2 million at December 31, 2006, primarily attributable to a corresponding decrease in the balance of borrowed funds.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At June 30, 2007, the balance of the available-for-sale investment portfolio was $40.5 million, a $4.4 million decrease from the $44.9 million balance at December 31, 2006, primarily because, during the first six months of 2007, proceeds of securities sales, maturities and principal repayments exceeded the amount of investment securities purchased. The Company can also obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $24.3 million at June 30, 2007, compared to $24.4 million at December 31, 2006 and $18.2 million at June 30, 2006. At June 30, 2007, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank, and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

Subsequent Events

In June 2007, the Bank entered into a contract to sell the Plume Street office. The sale is expected to close in the third quarter of 2007. The Bank expects to record a gain on the sale of the Plume Street office once the sale is consummated.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of June 30, 2007 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 21, 2007, the Company held its 2007 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, the Company’s shareholders (i) elected five nominated directors to the Board of Directors of the Company, and (ii) ratified the appointment of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2007.

More specifically, at the Annual Meeting the shareholders elected the following individuals to the Board of Directors:

Director	Votes For	Votes Against	Broker Non-Votes/Abstentions
Michael S. Ives	1,684,596	13,557	—
David L. Kaufman	1,683,096	15,057	—
James A. Cummings	1,683,096	15,057	—
Peter M. Meredith, Jr.	1,683,096	15,057	—
Harvey W. Roberts, III	1,683,096	15,057	—

In addition, the term of office of the following directors continued after the Annual Meeting: Wendell C. Franklin, F. Dudley Fulton, Ross C. Reeves, Howard M. Webb, Barbara Zoby, Lisa F. Chandler, Stephen A. Johnsen, Thomas G. Johnson, III, Charles R. Malbon, Jr., and L. Allan Parrott, Jr.

The vote on the ratification of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2007 was as follows:

Votes For	Votes Against	Broker Non-Votes/Abstentions
1,692,418	4,453	1,282

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description
3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2006.)

16.1	Letter from PKF Witt Mares, PLC to the Securities & Exchange Commission, dated December 29, 2005. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2005.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

August 13, 2007	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

August 13, 2007	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)