Form 10QSB
period 2007-09-30
HERITAGE BANKSHARES INC /VA
filed 2007-11-09
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-11255

HERITAGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1234322
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

150 GRANBY STREET, SUITE 150, NORFOLK, VIRGINIA 23510

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

As of October 31, 2007, 2,278,652 shares of the issuer’s $5.00 par value per share common stock, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Issuer Format:    ☐   Yes    ☒  No

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$7,141	$7,903
Federal funds sold	30,211	19,286
Securities available for sale, at fair value (adjusted cost of $38,805 and $44,883, respectively)	38,831	44,901
Securities held to maturity, at cost (fair value approximates $691 and $700, respectively)	677	679
Loans, net
Held for investment, net of allowance for loan losses of $1,382 and $1,373, respectively	143,530	140,119
Held for sale	152	520
Accrued interest receivable	808	736
Stock in Federal Reserve Bank, at cost	313	313
Stock in Federal Home Loan Bank of Atlanta, at cost	401	409
Premises and equipment, net	9,711	6,766
Other assets	1,327	1,256

Total assets	$233,102	$222,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$53,762	$47,695
Interest-bearing	151,431	140,702

Total deposits	205,193	188,397

Securities sold under agreements to repurchase	1,045	3,716
Other borrowings	50	5,050
Accrued interest payable	342	376
Other liabilities	1,783	945

Total liabilities	208,413	198,484

Stockholders’ equity
Common stock, $5 par value
3,000,000 shares authorized; issued and outstanding:
At September 30, 2007, 2,278,652 shares; At December 31, 2006, 2,277,652 shares	11,393	11,388
Additional paid-in capital	6,134	6,032
Retained earnings	7,145	6,972
Accumulated other comprehensive income, net	17	12

Total stockholders’ equity	24,689	24,404

Total liabilities and stockholders’ equity	$233,102	$222,888

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,530	$2,421	$7,452	$7,213
Taxable investment securities	491	262	1,413	388
Nontaxable investment securities	13	12	38	36
Dividends on FRB and FHLB stock	11	14	33	38
Interest on federal funds sold	190	493	587	1,523

Total interest income	3,235	3,202	9,523	9,198

Interest expense
Deposits	1,335	1,268	3,845	3,475
Borrowings	11	144	68	438

Total interest expense	1,346	1,412	3,913	3,913

Net interest income	1,889	1,790	5,610	5,285
Provision for loan losses	102	31	105	48

Net interest income after provision for loan losses	1,787	1,759	5,505	5,237

Noninterest income
Service charges on deposit accounts	125	169	380	482
Gains on sale of loans held for sale, net	14	46	97	128
Gain on sale of investment securities	—	—	1	34
Late charges and other fees on loans	12	19	51	73
Gain on sale of retail credit card loans	—	—	—	96
Gain on sale of fixed assets	529	—	529	1
Other	107	66	289	237

Total noninterest income	787	300	1,347	1,051

Noninterest expense
Compensation	1,002	1,036	3,163	3,065
Data processing	127	126	387	387
Occupancy	255	127	523	378
Furniture and equipment	147	142	419	440
Taxes and licenses	54	45	163	139
Professional fees	66	109	286	400
Contract employee services	—	19	5	205
Marketing	37	46	122	170
Telephone	31	27	95	70
Stationery and supplies	45	41	125	112
Loss on disposal or impairment of fixed assets	61	—	61	—
Other	232	193	628	605

Total noninterest expense	2,057	1,911	5,977	5,971

Income before provision for income taxes	517	148	875	317
Provision for income taxes	172	50	291	96

Net income	$345	$98	$584	$221

Earnings per common share
Basic	$0.15	$0.05	$0.26	$0.12

Diluted	$0.15	$0.05	$0.26	$0.12

Dividends per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding – basic	2,278,652	1,903,695	2,278,555	1,778,960
Effect of dilutive stock options	—	31,607	—	35,750

Weighted average shares outstanding – assuming dilution	2,278,652	1,935,302	2,278,555	1,814,710

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$584	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	48
Amortization of loan yield adjustments, net	365	105
Depreciation, amortization and accretion, net	(87)	88
Stock-based compensation	97	—
Exercise of stock options tax benefit	3	110
Lease incentive	243	—
Net gains on sale of:
Securities	(1)	(26)
Loans	(97)	(128)
Other assets	(489)	—
Changes in assets/liabilities, net
Decrease/(Increase) in interest receivable and other assets	(189)	131
Increase/(Decrease) in interest payable and other liabilities	562	(568)
Net proceeds from sales of loans held for sale	465	1,189

Net cash provided by operating activities	1,561	1,170

Cash flows from investing activities:
Purchases of securities available for sale	(40,823)	(42,042)
Proceeds from maturities and principal repayments of securities available for sale	32,517	5,427
Proceeds from maturities and principal repayments of securities held to maturity	2	2
Proceeds from sales of securities available for sale	14,816	111
Proceeds from sale of other assets	64	—
Net increase in loans held for investment	(3,880)	(4,845)
Purchases of Federal Home Loan Bank stock	(810)	(101)
Redemption of Federal Home Loan Bank stock	818	—
Purchases of premises and equipment	(3,560)	(1,343)
Proceeds from sales of premises and equipment	737	—

Net cash provided by (used for) investing activities	(119)	(42,791)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	151
Net increase in deposits	16,795	7,842
Proceeds from Federal Home Loan Bank advances	18,000	—
Repayments of Federal Home Loan Bank advances	(18,000)	—
Net decrease in securities sold under agreements to repurchase	(2,671)	(3,226)
Private placement issuance of stock, net of costs	—	2,853
Stock repurchase	—	(29)
Proceeds from other borrowings	—	5,000
Repayments of other borrowings	(5,000)	—
Cash dividends paid	(410)	(330)

Net cash provided by financing activities	8,721	12,261

Increase/(Decrease) in cash and cash equivalents	10,163	(29,360)
Cash and cash equivalents, beginning of period	27,189	54,180

Cash and cash equivalents, end of period	$37,352	$24,820

Supplemental disclosure:
Interest paid	$3,948	$3,899
Income taxes paid	$110	$150

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For additional financial information regarding the Company, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

The Company believes its critical accounting policies are those that are particularly sensitive in terms of judgments and the extent to which estimates are used, and include (a) the valuation of the allowance for loan losses and the impairment of loans, (b) the impairment of financial investments and other accounts, (c) the deferral of loan fees and direct loan origination costs, and (d) accounting for income taxes.

Allowance for Loan Losses; Impairment of Loans. The Company maintains an allowance for loan losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses on existing loans that may become uncollectible. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance, (2) recoveries on loans previously charged off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

The Company continuously reviews its loan portfolio by reviewing its credit quality through ongoing credit review processes and prepares a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes two basic elements: (1) specific allowances for individual loans, and (2) general allowances for loan portfolio segments which factor in historical loan loss experience and delinquency rates for the Company and the banking industry, as well as loan portfolio mix, growth and trends and economic conditions.

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when it is probable that the Company will be unable to collect all interest and payments due in accordance with the contractual terms of the loan agreement. Evaluations are based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of the impairment.

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

These categories are further subdivided by assigned asset quality. Loss factors are calculated using the above mentioned quantitative and qualitative data and are then applied to determine a reserve level for each of the five loan segments. In addition, an unallocated reserve is calculated to account for the imprecision inherent in estimating losses on the segmented portions of the loan portfolio, primarily using historical data.

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

Deferral of Loan Fees and Direct Loan Origination Costs. SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” generally requires that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the Company utilizes estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

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

Under the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), the Board of Directors may grant up to 250,000 stock options, stock appreciation rights, restricted stock and certain other equity awards, in the aggregate, to officers and nonemployee directors of the Company and the Bank. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options, and the option price of both a nonstatutory stock option and an incentive stock option will be the fair market value of the Company’s common stock on the date of grant. “Fair market value” is defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded.

A total of 162,000 options are currently outstanding under the 2006 Incentive Plan. For purposes of determining the “fair value” under SFAS 123(R) of options granted under the 2006 Incentive Plan, the measurement date will be the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

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

The following table presents a summary of stock option activity during 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	258,600	$14.35	—	—
Granted	—	—	—	—
Exercised	(1,000)	6.82	—	—
Forfeited/expired	—	—	—	—

Outstanding at September 30, 2007	257,600	$14.38	7.1	$412

Exercisable at September 30, 2007	114,400	$11.73	4.8	$412

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s last sale stock price in the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2007 and September 30, 2006 was $10,180 and $323,992, respectively. Cash received from option exercises during the nine months ended September 30, 2007 and September 30, 2006 was $6,820 and $150,970, respectively. During the first nine months of 2007, 4,800 options vested; no options vested during the first nine months of 2006.

The amount charged against income, before income tax benefit of $12,997, in relation to the stock-based payment arrangement was $96,645 for the nine months ended September 30, 2007. There was no stock-based compensation expense for the nine months ended September 30, 2006. At September 30, 2007, unrecognized compensation expense related to unvested stock option grants was $457,521 and is currently expected to be recognized over a weighted average period of 1.9 years as follows:

Stock-Based Compensation Expense
(in thousands)
At September 30, 2007
2007 ……………………………………………………………………………………….	$31
2008 ……………………………………………………………………………………….	123
2009 ……………………………………………………………………………………….	124
2010 ……………………………………………………………………………………….	123
2011 ……………………………………………………………………………………….	57

Total	$458

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

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$157	$63	$7	$88
Tax effect	(53)	(21)	(2)	(30)

Net of tax amount	$104	$42	$5	$58

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands except share and per share data)
Net income (numerator, basic and diluted)	$345	$98	$584	$221
Weighted average shares outstanding (denominator)	2,278,652	1,903,695	2,278,555	1,778,960
Earnings per common share - basic	$0.15	$0.05	$0.26	$0.12
Effect of dilutive securities
Weighted average shares outstanding during the period	2,278,652	1,903,695	2,278,555	1,778,960
Effect of dilutive stock options	—	31,607	—	35,750

Weighted diluted average shares outstanding (denominator) during the period	2,278,652	1,935,302	2,278,555	1,814,710

Earnings per common share – assuming dilution	$0.15	$0.05	$0.26	$0.12

Basic earnings per common share is calculated by dividing net income by the weighted number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense not yet recognized pursuant to FAS 123(R) (see Note 2 – Share-Based Compensation) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share calculation.

Since adopting FAS 123(R) in 2006, the Company had not included the impact of the unrecognized compensation expense in its diluted earnings per share computations. The above table reflects the corrective effect of dilutive stock options for the periods presented. There were no changes to previously reported diluted earnings per share for 2006 or for first and second quarter of 2007.

For the three months ended September 30, 2007 and September 30, 2006, options on 192,000 and 30,000 shares, respectively, were not included in computing diluted earnings per share because the effects of the options were antidilutive. For the nine months ended September 30, 2007 and September 30, 2006, options on an average of 145,333 and 30,000 shares, respectively, were not included in computing diluted earnings per share because the effects of the options were antidilutive.

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

Financial Condition of the Company at September 30, 2007

Total Assets. The Company’s total assets increased by $16.4 million, or 7.6%, from $216.7 million at September 30, 2006 to $233.1 million at September 30, 2007. The increase in assets resulted primarily from an $8.4 million increase in the ending balance of loans held for investment and an aggregate $5.7 million increase in the combined balances of federal funds sold and securities available for sale.

Funds Sold and Investment Securities. Total federal funds sold and investment securities available for sale were $69.0 million at September 30, 2007, compared to a combined balance of $63.4 million at September 30, 2006.

Loans. Loans held for investment, net, at September 30, 2007 were $143.5 million, which represents an increase of $8.4 million, or 6.2%, from the loan balance of $135.1 million at September 30, 2006.

Asset Quality. The Company’s nonperforming assets at September 30, 2007 and 2006 were $227,000 and $215,000, respectively, or 0.10% of assets at the end of both periods.

Deposits. Driven by growth in core deposits, total deposits increased by $24.6 million, from $180.6 million at September 30, 2006 to $205.2 million at September 30, 2007. Average total deposits increased by $11.5 million from the third quarter 2006 to the third quarter 2007. Average core deposits, which are comprised of checking, savings and money market accounts, increased by $22.7 million, or 19.9%, from an average of $114.2 million during the quarter ended September 30, 2006 to $136.9 million during the quarter ended September 30, 2007. The effect on average total deposits of this increase in core deposits was partially offset by an average $11.2 million decrease in certificate of deposit balances.

Borrowed Funds. Borrowed funds decreased by $15.0 million, from $16.1 million at September 30, 2006 to $1.1 million at September 30, 2007, primarily due to the repayment in October 2006 of the Bank’s $10.0 million FHLB advance, and the repayment in January 2007 of a $5.0 million unsecured loan obtained by the Company in September 2006.

Capital. Stockholders’ equity increased by $5.6 million, or 29.2%, from $19.1 million at September 30, 2006 to $24.7 million at September 30, 2007. Stockholders’ equity increased primarily as a result of $5.4 million in total net capital raised in connection with sales of the Company’s common stock in a private placement that closed in December 2006.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At September 30,
	2007	2006
	(in thousands)
Nonaccrual loans (1)	$201	$185
Accruing loans past due 90 days or more	26	30

Total nonperforming loans	227	215
Real estate owned, net	—	—

Total nonperforming assets	$227	$215

(1)	Includes $161 thousand and $185 thousand at September 30, 2007 and September 30, 2006, respectively, in restructured loans.

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Balance, beginning of period	$1,382	$1,300	$1,373	$1,335
Provision for loan losses	102	31	105	48
Loans charged-off	(102)	(7)	(111)	(90)
Recoveries	—	24	15	55

Balance, end of period	$1,382	$1,348	$1,382	$1,348

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Overview. The Company’s pretax income was $517,000 for the third quarter of 2007, compared to a pretax income of $148,000 in the third quarter of 2006. Compared to the third quarter of 2006, net interest income increased by $99,000, provision for loan losses increased by $71,000, noninterest income increased by $487,000, and noninterest expense increased by $146,000. Net income, after tax, was $345,000, or $0.15 per diluted share, for the three months ended September 30, 2007, compared to net income, after tax, of $98,000, or $0.05 per diluted share, for the three months ended September 30, 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $99,000 in the third quarter of 2007 compared to the third quarter of 2006. This was attributable to an increase of $4.5 million in the average balance of interest-earning assets, and an increase in net interest margin from 3.61% to 3.72%.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2007 was $102,000, compared to $31,000 for the three months ended September 30, 2006. The increase in the provision for loan losses resulted from an impairment provision added in the third quarter of 2007 related to two loans to one borrower in the aggregate principal amount of $144,000. These loans were originated in 2003 under loan underwriting and loan administration practices no longer used by the Company.

Noninterest Income. Total noninterest income increased by $487,000, from $300,000 in the third quarter of 2006 to $787,000 in the third quarter of 2007. This increase was primarily due to a $526,000 gain on the sale of the Bank’s Plume Street office which closed in September 2007. The increase on the gain on sale was partially offset by a $44,000 decrease in service charges on deposit accounts.

Noninterest Expense. Total noninterest expense increased by $146,000, from $1.9 million in the third quarter of 2006 to $2.05 million in the third quarter of 2007. Occupancy expense increased by a total of $128,000 attributable to a $58,000 increase in rent expense related to the Company’s relocation of its executive offices and Financial District banking center to new offices in Downtown Norfolk, which also involved the consolidation of the Bank’s Norfolk lending office and Loan Administration Department into the new facility, and duplicative rent expense of the Norfolk lending office incurred during the consolidation into the new office; $46,000 related to satisfaction of a previously undetermined real estate tax liability; and an $18,000 impairment expense related to the pending relocation of the Bank’s Little Neck office to new offices located in the nearby Lynnhaven section of Virginia Beach, which the Bank expects to occupy upon completion of construction in January 2008. In addition, the Company incurred a $61,000 expense related to disposal and impairment of fixed assets primarily in connection with the Little Neck office relocation. These increases in noninterest expense were partially offset by a $43,000 decrease in professional fee expense.

Income Taxes. The Company’s income tax expense for the quarter ended September 30, 2007 was $172,000, which represented an effective tax rate of 33.3%, compared to $50,000 for the quarter ended September 30, 2006, which represented an effective tax rate of 34.1%.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Overview. The Company’s pretax income was $875,000 for the first nine months of 2007, compared to pretax income of $317,000 for the first nine months of 2006, an increase of $558,000. Compared to the first nine months of 2006, net interest income increased by $325,000, provision for loan losses increased by $57,000, noninterest income increased by $296,000, and noninterest expense increased by $6,000. Net income, after tax, was $584,000, or $0.26 per diluted share, for the nine months ended September 30, 2007, compared to after tax net income of $221,000, or $0.12 per diluted share, for the nine months ended September 30, 2006.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $325,000 in the first nine months of 2007 compared to the first nine months of 2006. This was attributable to a $5.8 million increase in the average balance of interest-earning assets, and an increase in net interest margin from 3.66% to 3.77%.

Provision for Loan Losses. Provision for loan losses increased by $57,000, from $48,000 in the first nine months of 2006 to $105,000 in the first nine months of 2007, primarily attributable to the impairment provision added during the third quarter.

Noninterest Income. Total noninterest income increased by $296,000, from $1.1 million in the first nine months of 2006 to $1.4 million in the first nine months of 2007. This increase was primarily due to a $526,000 gain on sale of the Bank’s Plume Street office in the third quarter of 2007, offset partially by a decline of $102,000 in service charges on deposit accounts and the nonrecurrence of a $96,000 gain on the sale of the Bank’s retail credit card portfolio and $33,000 in gains from the sale of investment securities in the second quarter of 2006.

Noninterest Expense. Total noninterest expense for the nine-month period ended September 30, 2007 and 2006 was unchanged at $6.0 million. Occupancy expenses increased by $145,000, primarily attributable to a $74,000 increase in rent expense and the satisfaction of a $46,000 previously undetermined real estate tax liability. Also, the Company incurred a $61,000 charge associated primarily with disposal and impairment of fixed assets related to the pending relocation of the Bank’s Little Neck office. Compensation expense increased by $98,000, which was primarily related to an increase in stock-based compensation expense. These increases in noninterest expenses were partially offset by decreases in contract employee expense and professional fees by $200,000 and $114,000, respectively.

Income Taxes. The Company’s income tax expense for the nine months ended September 30, 2007 was $291,000, which represented an effective tax rate of 33.3%, compared to income tax expense for the nine months ended September 30, 2006 of $96,000, which represented an effective tax rate of 30.3%. The effective tax rate for the nine months ended September 30, 2006 was impacted by the effect of a tax benefit from the first quarter of 2006.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At September 30, 2007	At September 30, 2006
	(in thousands)
Commitments to extend credit	$45,652	$38,326
Standby letters of credit	1,744	1,127
Commitments to sell loans	656	454

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2007, cash and cash equivalents were $37.4 million, an increase of $10.2 million from $27.2 million at December 31, 2006, primarily attributable to an increase in deposit balances at the end of the third quarter of 2007.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At September 30, 2007, the balance of the available-for-sale investment portfolio was $38.8 million, a $6.1 million decrease from the $44.9 million balance at December 31, 2006, primarily because, during the first nine months of 2007, proceeds of securities sales, maturities and principal repayments exceeded the amount of investment securities purchased. The Company can also obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions.

Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposit balances, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $24.7 million at September 30, 2007, compared to $24.4 million at December 31, 2006 and $19.1 million at September 30, 2006. At September 30, 2007, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank, and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of September 30, 2007 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description
3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2006.)

10.18	Construction Contract between Heritage Bankshares, Inc. and Meredith Construction Company, Inc. dated October 25, 2007. (Incorporated herein by reference to the Company’s Form 8-K filed on October 26, 2007.)

16.1	Letter from PKF Witt Mares, PLC to the Securities & Exchange Commission, dated December 29, 2005. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2005.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

November 8, 2007	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

November 8, 2007	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)