Form 10KSB
period 2007-12-31
HERITAGE BANKSHARES INC /VA
filed 2008-02-29
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-11255

HERITAGE BANKSHARES, INC.

(Name of Small Business Issuer in its Charter)

Virginia	54-1234322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Granby Street Norfolk, Virginia	23510
(Address of Principal Executive Offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year: $14,726,514.

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of January 31, 2008: $20,618,494. In calculating the aggregate market value, we have used $11.25 per share, which is the sales price of the Common Stock of the Company on January 31, 2008, and 1,832,755 shares of voting stock held by non-affiliates of the Company on January 31, 2008.

As of January 31, 2008, 2,278,652 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), currently scheduled for June 16, 2008, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TA BLE OF CONTENTS

Part I

As used in this annual report on Form 10-KSB, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this annual report on Form 10-KSB which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors.”

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

General

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiaries: Heritage Bank and IBV Real Estate Holdings, Inc. Since 1992, the Company has operated as a one bank holding company. The principal executive office of the Company is located at 150 Granby Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through Heritage Bank. Information concerning the Company and Heritage Bank may be found at www.heritagebankva.com.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2007, the Bank had assets of $220.9 million, with total loans held for investment, net, of $153.9 million and deposits of $186.1 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2007, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, and Bankers Insurance, LLC, each of which offer various insurance and investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide various investment and insurance services to its customers. The Bank does not market insurance services to its customers at this time.

IBV Real Estate Holdings, Inc. (“IBV”) is a wholly-owned subsidiary of the Company and was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. IBV is in the process of being voluntarily dissolved by the Company. Prior to the 2007 liquidation of IBV Partners (a Virginia limited partnership formed in December 1986 (“IBV Partners”)), IBV owned a 1% interest in and was the sole general partner of IBV Partners. The sole asset of IBV Partners was a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia, which was sold to a third party in August 2007. The Bank is a tenant in the property, as described below in Item 2, “Description of Properties.”

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

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2007, the Bank has a total of five retail offices located in the cities of Norfolk and Virginia Beach, Virginia. One of the Company’s Norfolk offices also includes a mortgage loan origination office.

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

Competition

The banking business in the MSA, and the Company’s principal market area, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2007, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.03%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2007, we employed 71.5 full-time equivalent employees.

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

The Company

Bank Holding Company Act. The Company is registered with the Federal Reserve Bank (“Federal Reserve”) as a financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act of 1999, and is subject to ongoing regulation, supervision and examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. The Federal Reserve also supervises the Company’s operations and major transactions affecting its capital structure, including mergers, acquisitions and share redemptions.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to company or any other subsidiary of the company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

Certain other provisions of the BHCA are described below under “Change of Control”.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2007, the Bank met its reserve requirements.

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

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital:

•

A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level.

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

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2007, the Bank was classified as “well-capitalized.”

Deposit Insurance. The Bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV. The level of rates are subject to periodic adjustment by the FDIC. The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

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

•

We rely heavily on our management team and on our ability to attract and retain key personnel. We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in large part by the relationships maintained with our customers by our Chief Executive Officer, and our other executive and senior lending officers. We also rely heavily on our management team to maintain and evolve our internal controls, accounting and reporting systems. We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and certain other key executives. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The loss of our Chief Executive Officer, Chief Financial Officer or other key employees for any reason could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

•

We depend on the profitability of the Bank. We are a single bank holding company and our business is owning all of the outstanding stock of the Bank. As a result, our operating results and financial position depend on the operating results and financial position of the Bank. Many factors could adversely affect our short- and long-term operating performance, including those described below.

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

•

We may suffer losses in the Bank’s loan portfolio despite our underwriting practices. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers, and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for our loans, the Bank may incur losses on loans that meet these criteria.

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

•

The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. Patriot Act, the Bank Secrecy Act and the Sarbanes-Oxley Act of 2002 and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Many of these regulations are or will become applicable to our company. As a result, we have experienced and expect to continue to incur increased compliance costs, including costs related to implementing, maintaining and periodically assessing and evaluating our internal controls and the pending requirement that our independent auditors attest to and report on management’s assessment of internal controls. These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

•

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them. The trading in the shares of our common stock has historically been limited. Our common stock is quoted on both the Over the Counter Bulletin Board (“OTCBB”) and the Pink Sheets over-the-counter markets. Trading on the OTCBB and Pink Sheets is more limited than on the national exchanges such as the New York Stock Exchange or NASDAQ, so there is, and likely will continue to be, a limited trading market for our stock. Even if a more active market for our stock develops, there can be no assurance that it will continue, or that you will be able to sell your shares at the desired price.

ITEM 2.	DESCRIPTION OF PROPERTY

At December 31, 2007, the Bank operated from seven locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage
150 Granby Street, Suite 175, Norfolk, Virginia	Retail Banking Office	Leased	3,739 sq. ft

150 Granby Street, Suite 150, Norfolk, Virginia	Corporate Headquarters (Executive, Commercial Loans and Loan Administration)	Leased	8,403 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office, Real Estate Finance, and Mortgage Lending Department	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Operations Center	Leased	11,119 sq. ft.

3500 Virginia Beach Boulevard, Virginia Beach, Virginia	Retail Banking Office	Leased	3,800 sq. ft.

As described above, the facility located at South Military Highway, Chesapeake, Virginia, was sold to a third party in August 2007 by IBV Partners, formerly an affiliate of the Company. The Bank leases space from the third party for a term expiring August 31, 2008, with an option to extend the term of the lease on a month-to-month basis for up to twelve additional months.

In September 2007, the Bank exercised its option to terminate its lease on the Virginia Beach Boulevard Retail Banking office and moved the operations of that office to the Bank’s new Retail Banking office at 601 Lynnhaven Parkway, Virginia Beach, which opened February 25, 2008.

During 2005, the Bank acquired, or entered into agreements for the purpose of acquiring, the following sites with the intention of opening future Retail Banking offices:

1756 Laskin Road, Virginia Beach, Virginia	Site purchased in October 2005; under construction and currently scheduled to open in early 2009.

601 Lynnhaven Parkway, Virginia Beach, Virginia	Site purchased in June 2006.

In 2007, the Bank consolidated its former Plume Street and East City Hall Avenue offices and staff, and its Loan Administration Department, into the new Granby Street facilities in Norfolk. As a result, the Bank terminated its lease for its former East City Hall Avenue facility in August 2007 and sold its former Plume Street headquarters in September 2007.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the OTCBB and Pink Sheets over-the-counter markets under the symbol “HBKS.” In 2006, and through November 18, 2007, the Company’s common stock was quoted solely on the Pink Sheets over-the-counter securities market under the symbol “HBKS.PK.” The following table sets forth the high and low closing sales price for the common stock, as reported by the OTCBB or Pink Sheets (as applicable), by calendar quarters for 2007 and 2006. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2007
Fourth Quarter	$25.00	$11.00
Third Quarter	15.70	11.25
Second Quarter	16.10	15.00
First Quarter	17.00	15.50

2006
Fourth Quarter	$17.00	$15.75
Third Quarter	18.00	15.50
Second Quarter	17.00	15.25
First Quarter	15.50	15.00

Holders of Stock

At December 31, 2007, there were 909 record holders of the 2,278,652 outstanding shares of the Company’s common stock.

Dividends

The Company’s Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company’s financial condition, results of operations, capital requirements, general business conditions and other relevant factors, including applicable law, and the Company’s dividend policy may change from time to time at the discretion of the Board of Directors depending on such factors. The Company’s principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared cash dividends of $0.24 per share, in aggregate, in each of 2007 and 2006. Regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its shareholders are discussed above in Item 1, “Description of Business—Supervision and Regulation,” and described in Note 17 to the Consolidated Financial Statements under “Financial Statements.”

Equity Compensation Plan Information

The Company makes grants of options to purchase common stock of the Company pursuant to its stock option plans. Information regarding the Company’s outstanding executive compensation plans as of December 31, 2007 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	297,600	$14.08	48,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	297,600	$14.08	48,000

(1)	On December 28, 2006, at the Company’s Combined 2005 and 2006 Annual Meeting of Shareholders, the Company’s shareholders approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under its 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

Repurchases of Equity Securities by Small Business Issuer and Affiliated Purchasers

None

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans. If judgments and assumptions were to differ significantly from those used by management to estimate the allowance, the allowance for loan losses and the provision for loan losses on the income statement could be impacted materially. In addition, the allowance for loan losses is subject to review by various regulators who conduct examinations of the allowance for loan losses and may require adjustments to the allowance based upon the regulators’ assessment regarding its adequacy and the methodology used. (For further discussion of the Company’s allowance for loan losses, see “Lending Activities – Allowance for Loan Losses” located in Management’s Discussion and Analysis below.)

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

Accounting for Income Taxes. The determination of the Company’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Company’s tax returns are subject to audit by various tax authorities. Although we believe our estimates are reasonable, there can be no assurance that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

Selected Financial Ratios

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company, which appear elsewhere in this annual report on Form 10-KSB (see Item 7, “Financial Statements,” below). This information should be read in conjunction with the Company’s consolidated financial statements.

	FOR THE YEARS ENDED DECEMBER 31,
	2007	2006	2005
Return on average assets (1)	0.42%	0.09%	0.44%
Return on average equity (2)	3.74%	1.03%	5.03%
Average equity to average assets (3)	11.36%	8.36%	8.71%
Dividend payout ratio (4)	60.00%	240.00%	51.06%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Represents dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. The Company’s total assets decreased by $1.7 million, or 0.7%, from $222.9 million at December 31, 2006 to $221.2 million at the end of 2007.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities decreased by $17.1 million, from $64.9 million at December 31, 2006 to $47.8 million at December 31, 2007.

Loans. Loans held for investment at December 31, 2007 were $153.9 million, which represents an increase of $13.8 million, or 9.8%, from the loan balance of $140.1 million at December 31, 2006.

Asset Quality. The Company’s total nonperforming assets were $163,000, or 0.07% of assets, at December 31, 2007, compared to $178,000, or 0.08 % of assets, at December 31, 2006.

Deposits. Total year-end deposits decreased by $2.4 million, or 1.3%, from $188.4 million at December 31, 2006 to $186.0 million at December 31, 2007. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $12.3 million, or 10.1%, from $122.1 million at December 31, 2006 to $134.4 million at December 31, 2007. This increase in core deposits was offset by a $14.7 million decrease in certificate of deposit balances.

Borrowed Funds. Borrowed funds decreased by $600,000, from $8.8 million at December 31, 2006 to $8.2 million at December 31, 2007. Securities sold under agreements to repurchase decreased by $2.6 million, and in 2007 the Company repaid a $5.0 million unsecured term loan that was outstanding at December 31, 2006. These decreases in borrowed funds were partially offset by an increase of $7.0 million in short-term Federal Home Loan Bank Advances.

Capital. Stockholders’ equity increased by $721,000, or 3.0%, from $24.4 million at December 31, 2006 to $25.1 million at December 31, 2007. Stockholders’ equity increased primarily as a result of increases in retained earnings, additional paid-in capital related to stock-based compensation, and in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2007 and 2006, average interest-earning assets were $201.3 million and $194.7 million, respectively. During these same years, the Company’s net interest margins were 3.72% and 3.63%, respectively.

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

	YEAR ENDED DECEMBER 31, 2007			YEAR ENDED DECEMBER 31, 2006			YEAR ENDED DECEMBER 31, 2005
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$145,088	$9,963	6.87%	$136,779	$9,677	7.08%	$126,428	$8,466	6.70%
Investment securities-taxable	37,633	1,888	5.01%	15,022	651	4.29%	12,292	362	2.94%
Investment securities-non-taxable (2)	1,157	50	4.33%	1,128	49	4.34%	1,114	48	4.30%
FHLB and Federal Reserve Stock	733	44	5.98%	830	48	5.74%	758	33	4.42%
Federal funds sold	16,391	817	4.91%	40,876	2,007	4.84%	30,279	1,135	3.70%
Other interest income	250	12	4.77%	67	3	4.93%	—	—	—

Total interest-earning assets	201,252	12,774	6.34%	194,702	12,435	6.37%	170,871	10,044	5.87%
Noninterest-earning assets
Other assets	15,421			14,776			13,874

Total assets	$216,673			$209,478			$184,745

Interest-bearing liabilities
Money market, NOW accounts	$79,698	$2,608	3.27%	$66,475	$2,033	3.06%	$42,662	$677	1.59%
Savings deposits	2,305	26	1.11%	3,546	35	0.99%	5,748	49.85%
Certificates of deposit	56,121	2,565	4.57%	66,498	2,745	4.13%	71,632	2,518	3.52%

Total deposits	138,124	5,199	3.76%	136,519	4,813	3.53%	120,042	3,244	2.70%

Other borrowings	1,922	81	4.21%	11,600	563	4.84%	11,926	501	4.20%

Total interest-bearing liabilities	140,046	5,280	3.77%	148,119	5,376	3.63%	131,968	3,745	2.84%

Noninterest-bearing liabilities
Demand deposits	50,370			42,128			35,054
Other liabilities	1,646			1,723			1,640

Total liabilities	192,062			191,970			168,662

Stockholders’ equity	$24,611			$17,508			$16,083

Total liabilities and Stockholders’ equity	$216,673			$209,478			$184,745

Net interest income and interest rate spread		$7,494	2.57%		$7,059	2.74%		$6,299	3.03%

Net interest margin			3.72%			3.63%			3.69%

Ratio of average interest-earning assets to average interest-bearing liabilities	143.70%			131.45%			129.48%

(1)	For the years ended December 31, 2007 and 2006, the calculations are based on daily average balances. For the year ended December 31, 2005, average balances are computed by averaging month-end balances. Certain reclassification and yield calculations have been made to 2005 and 2006 to conform those years to the 2007 presentation.
(2)	Yields on tax-free loans and investments have not been adjusted for tax equivalency.
(3)	For the purposes of these computations, nonaccruing loans are included in the average loan balances.

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

	Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to			Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$576	$(290)	$286	$716	$495	$1,211
Investment securities taxable	1,112	125	1,237	93	196	289
Investment securities non-taxable	1	—	1	1	—	1
FHLB & FRB stock	(6)	2	(4)	4	11	15
Federal funds sold	(1,219)	29	(1,190)	463	409	872
Other interest income	9	—	9	3	—	3

Total interest income	473	(134)	339	1,280	1,111	2,391

Interest expense
Deposits:
Money Market/NOW accounts	425	150	575	510	846	1,356
Savings deposits	(13)	4	(9)	(21)	7	(14)
Certificates of deposit	(456)	276	(180)	(190)	417	227
Borrowings	(509)	27	(482)	(16)	78	62

Total interest expense	(553)	457	(96)	283	1,348	1,631

Net interest income Increase (decrease)	$1,026	$(591)	$435	$997	$(237)	$760

Comparison of Operating Results for the Twelve Months Ended December 31, 2007 and 2006

Overview. The Company’s pre-tax income was $1.4 million for the year ended December 31, 2007, as compared to $256,000 in 2006, an increase of $1.1 million. During 2007, net interest income increased by $435,000, the provision for loan losses increased by $41,000, other noninterest income increased by $610,000, and other noninterest expense decreased by $139,000. Net income, after tax, in 2007 was $920,000, representing an increase of $740,000 compared to after-tax income of $180,000 in 2006. Diluted earnings per share increased by $0.30, from $0.10 per share in 2006 to $0.40 per share in 2007.

Net Interest Income. The Company’s net interest income, before provision for loan losses, increased by $435,000 in 2007. This increase resulted from a $339,000 increase in interest income combined with a $96,000 decrease in interest expense, as compared to 2006. The increase in interest income was attributable to a $6.6 million increase in the average balance of interest-earning assets, an $8.1 million decrease in the average balance of interest-bearing liabilities and an increase in net interest margin from 3.63% to 3.72%, further described below.

Interest on loans increased by $286,000, or 3.0%, from $9.7 million in 2006 to $10.0 million in 2007. This increase was attributable to an $8.3 million increase in the average balance of loans, largely offset by a decrease in the yield on the Company’s loan portfolio from 7.08% in 2006 to 6.87% in 2007.

Interest on investment securities increased by $1.2 million in 2007 as compared to 2006. This increase resulted primarily from a $22.7 million increase in the average balance of the Company’s investment portfolio, from $16.1 million in 2006 to $38.8 million in 2007, and an increase in year-over-year average yield from 4.29% to 4.99%. The yield increased as lower yielding securities matured and the Company purchased high-quality FHLMC/FNMA balloon mortgage-backed securities in 2007 at an approximate yield of 5.0%. Interest on federal funds sold decreased by $1.2 million in 2007, due to the Company’s average balance decreasing from $40.9 million in 2006 to $16.4 million in 2007, partially offset by an increase in the average yield from 4.84% in 2006 to 4.91% in 2007.

The Company’s interest expense in 2007 was $5.3 million, $96,000 less than interest expense in 2006. Interest paid on deposits increased by $386,000, resulting from an increase in the average balance of interest-bearing deposits from $136.5 million in 2006 to $138.1 million in 2007 and from an increase in the average cost of interest-bearing deposits from 3.53% in 2006 to 3.76% in 2007. Interest paid on borrowed funds decreased by $482,000, from $563,000 in 2006 to $81,000 in 2007, as the Company’s average balance of borrowed funds decreased by $9.7 million and the cost of borrowings decreased from 4.84% to 4.21%.

The Company’s net interest margin increased by 9 basis points, from 3.63% for the year ended December 31, 2006 to 3.72% for the year ended December 31, 2007. The increase in net interest margin related primarily to the positive impact of $8.2 million in year-over-year growth in the Company’s average noninterest-bearing deposits, which more than offset the 17 basis point decrease in interest rate spread. The decrease in the Company’s interest rate spread was primarily due to an increase of 14 basis points, from 3.63% in 2006 to 3.77% in 2007, in the cost of total interest-bearing liabilities, as well as a small decrease of 3 basis points, from 6.37% to 6.34%, in the yield of total interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses for the twelve months ended December 31, 2007 was $105,000, compared to $64,000 for the twelve months ended December 31, 2006.

Noninterest Income. Total noninterest income increased by $610,000, from $1.3 million in 2006 to $1.9 million in 2007:

•	Gains on the sale of fixed assets increased by $529,000 in 2007, primarily due to a $526,000 gain on the sale of the Bank’s former Plume Street office.

•	The Company recorded income of $345,000 in 2007 resulting from payment received in connection with a settlement with a former professional services provider.

•

Gains on the sale of investment securities decreased by $33,000 in 2007. In addition, the Bank sold its retail credit card portfolio in 2006 to concentrate on the core strategy of serving business customers, which resulted in a gain of $96,000 that did not recur in 2007.

•	Service charges on deposit accounts decreased by $121,000, from $627,000 in 2006 to $506,000 in 2007, due primarily to a decrease in nonsufficient fund fees.

•	Gains on sale of mortgage loans held for sale decreased by $58,000, from $178,000 in 2006 to $120,000 in 2007, due to reduced mortgage loan origination volume.

•	Late charges and other loan fees decreased by $26,000, from $92,000 in 2006 to $66,000 in 2007, primarily due to a decrease in late charges.

Noninterest Expense. Total noninterest expense decreased by $139,000, from $8.1 million in 2006 to $8.0 million in 2007:

•

Occupancy expense increased by $220,000, from $561,000 in 2006 to $781,000 in 2007, primarily due to a $156,000 increase in rent, depreciation and other miscellaneous building expenses; $46,000 related to the satisfaction of a previously undetermined real estate tax liability; and an $18,000 charge associated with a lease termination related to the pending relocation of the Bank’s Little Neck office to new offices in the nearby Lynnhaven section of Virginia Beach, which the Bank expects to occupy upon completion of construction in early 2008.

•	FDIC insurance expense increased by $43,000 during 2007, due primarily to an increase in the assessment rate.

•	Tax and license expense increased by $32,000, related to an increase in franchise tax due to deposit growth during 2007.

•

Contract employee services decreased by $202,000, from $207,000 in 2006 to $5,000 in 2007, because the Company largely eliminated expenses for consultants and contract accounting staff utilized in the Company’s previous restatement process.

•

Professional fees decreased by $90,000, from $528,000 in 2006 to $438,000 in 2007. Legal expense and a variety of general accounting expenses decreased by $133,000 and $50,000, respectively; however, these decreases were partially offset by an increase of $93,000 in expenses related to internal audit and compliance with applicable Sarbanes-Oxley (SOX) requirements.

•	Marketing expense decreased by $79,000, from $217,000 in 2006 to $138,000 in 2007, related largely to a decrease in advisory board incentive expense.

•	Credit card expense of $42,000 incurred in 2006 in connection with the sale of the Bank’s retail credit card portfolio did not recur in 2007.

•	Compensation expense was steady at $4.2 million in both 2007 and 2006, decreasing nominally by $27,000 in 2007.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2007 was $479,000, compared to $76,000 for 2006, which represented effective tax rates of 34.3% and 29.6%, respectively.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31,
	2007	2006
Noninterest income
Service charges on deposit accounts	$505,615	$627,473
Gains on sale of fixed assets	529,530	643
Settlement from former professional services provider	345,000	—
Gains on sale of loans, net	120,215	178,146
Income from bank-owned life insurance, net	21,008	20,407
Late charges and other fees on loans	66,030	91,996
Credit card interchange fees	35,707	47,537
ATM fees	129,989	105,022
Merchant discount fees	46,445	45,692
Gain on sale of retail credit cards	—	95,565
Gain on sale of securities	1,170	33,815
Other	152,229	96,635

Total noninterest income	$1,952,938	$1,342,931

	Years Ended December 31,
	2007	2006
Noninterest expense
Compensation	$4,179,058	$4,205,673
Data processing	519,427	524,305
Occupancy	780,143	560,549
Furniture and equipment	531,452	529,430
Contract employee services	5,332	206,672
Taxes and licenses	217,300	184,928
Professional fees	438,592	528,620
ATM transaction	122,343	115,878
Credit card	(59)	42,075
Stationery and supplies	130,417	143,657
Telephone	119,439	106,146
Postage	70,563	68,773
Courier	121,331	84,624
Marketing	138,239	217,107
Service bureau expense	66,775	64,135
Insurance expense	46,287	50,815
Travel	24,261	40,685
Shareholder	43,513	47,532
Training	17,816	37,172
Loan servicing	36,357	43,984
FDIC insurance	64,508	21,285
Impairment – Bankers Investment	3,610	7,009
Loss on disposal or impairment of fixed assets	66,351	74,582
Loss on sale of equity securities	—	8,163
Other miscellaneous	199,768	168,453

Total noninterest expense	$7,942,823	$8,082,252

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2007 were $153.9 million compared with $140.1 million at December 31, 2006, an increase of $13.8 million or 9.8%, primarily attributable to a $7.9 million increase in loans secured by real estate. As a percentage of average earning assets, average loans were 72.1% at December 31, 2007, and 70.3% at December 31, 2006.

General. The Bank engages in a wide range of lending activities, which include the origination, primarily in the Bank’s market area, of (1) commercial business loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, and (5) home equity, consumer and residential mortgage loans.

Commencing in early 2005, the Bank has taken a number of steps, such as the recruitment of highly knowledgeable and experienced lending officers, the introduction of centralized loan processing, the implementation of new underwriting and documentation requirements and the regular utilization of the loan committee process, to improve the underwriting, documentation, and administration of the Bank’s loan portfolio. The discussion in this section relates to the lending practices utilized by the Bank since early 2005.

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

Revolving lines of credit are typically secured by various assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, when appropriate, and are re-underwritten annually before renewal. Interest rates on revolving lines of credit generally are variable. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or variable rate basis. In general, these credit facilities carry the unconditional guarantees of the owners and/or stockholders of the borrower.

Commercial Real Estate Lending. The Bank’s commercial real estate loans are primarily secured by real property and the income arising from such property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, retail facilities, and other commercial properties. In addition, the Bank will on a more limited basis make loans secured by special purpose facilities such as hotels, mini-storage warehouses and manufacturing facilities. The Bank actively seeks to make commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. The Bank also makes commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank or if the borrower is creditworthy and has substantially leased or pre-leased the improvements to tenants acceptable to the Bank.

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

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Bank than residential mortgage loans. The Bank attempts to minimize such risks by (1) making construction loans in accordance with the Bank’s underwriting standards to established customers or experienced real estate developers in its primary market area and (2) monitoring the quality, progress and cost of construction. The maximum loan-to-value ratio established by the Bank for non-residential construction projects and multi-unit residential construction projects is 80%; however, this maximum can be waived for particularly strong borrowers on an exception basis.

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

The Bank originates residential mortgage loans secured by properties located in its primary market area in Hampton Roads, Virginia. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate or adjustable-rate mortgage loans. The Bank generally underwrites loans to be retained by the Bank on terms consistent with secondary mortgage market standards. The Bank underwrites loans to be sold to secondary market investors after closing on terms specified by the investors. Most of the Bank’s residential mortgage loans are sold to secondary market investors promptly after closing.

The following table sets forth, at the dates indicated, the Company’s loan portfolio composition by type of loan:

	At December 31,
	2007	2006	2005	2004	2003
Commercial	$26,108,173	$19,752,244	$17,927,074	$19,582,518	$19,803,180
Real estate - mortgage	101,095,900	92,513,346	98,801,013	90,513,054	71,422,680
Real estate - construction	23,104,633	23,780,496	10,013,033	9,042,071	3,551,281
Installment and consumer	4,149,881	4,731,529	4,665,853	5,595,735	6,844,998

Total gross loans	154,458,587	140,777,615	131,406,973	124,733,378	101,622,139

Allowance for loan losses	(1,399,875)	(1,373,000)	(1,335,001)	(1,264,000)	(1,186,854)
Unearned loan costs (fees)	791,439	713,894	348,354	59,245	126,825

Loans, net	$153,850,151	$140,118,509	$130,420,326	$123,528,623	$100,562,110

The following table presents (i) the aggregate maturities of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2007

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$8,836,574	$14,349,361	$2,922,238	$26,108,173	16.90%
Real Estate-mortgage	2,951,481	8,232,658	89,911,761	101,095,900	65.45%
Real Estate-construction	11,355,260	8,676,339	3,073,034	23,104,633	14.96%
Installment and consumer	1,941,579	1,928,434	279,868	4,149,881	2.69%

	$25,084,894	$33,186,792	$96,186,901	$154,458,587	100.00%

Loans Maturing After 1 Year	Total
Fixed rate loans	$33,140,289
Variable rate loans (includes loans subject to call)	96,233,404

$129,373,693

Allowance For Loan Losses

The Bank maintains an allowance for loan losses at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance, (2) recoveries on loans previously charged-off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

The Bank analyzes its loan portfolio through ongoing credit review processes and constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis, which was expanded further as of December 31, 2007, includes two basic elements: (1) specific allowances for individual loans, and (2) general allowances for loan portfolio segments, which factor in historical loan loss experience and delinquency rates for the Bank and the banking industry and numerous other environmental factors.

The Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” An evaluation is based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a particular loan is impaired, then a specific reserve is established, or a charge-off is made, for the amount of any impairment.

For loans without an individual measure of impairment, the Bank makes estimates of losses for groups of loans as required by SFAS No. 5, “Accounting for Contingencies.” As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans.

The Bank then considers the impact of various bank, industry, economic and other environmental factors and documents which factors are used in the analysis.

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits under SFAS 114; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors under SFAS 5; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

The Company’s allowance for loan losses was $1,399,875, or 0.90% of total loans held for investment, net of unearned fees and costs, at December 31, 2007. This compares to an allowance of $1,373,000, or 0.97% of such loans, at year-end 2006 as reflected in the table below.

Management currently believes that our allowance for loan losses is adequate. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of their examinations.

The following table sets forth, for the periods indicated, a summary of activity in the Company’s allowance for loan losses:

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Balance at beginning of year	$1,373,000	$1,335,001	$1,264,000	$1,186,854	$1,087,840

Charge-offs:
Commercial	188,911	28,623	14,963	353,697	—
Real estate	—	—	4,093	—	—
Consumer	8,030	62,228	31,572	32,616	32,800

Total charge-offs	196,941	90,851	50,628	386,313	32,800

Recoveries
Commercial	106,245	42,606	80,000	—	—
Real estate	—	—	—	—	55,855
Consumer	12,927	21,982	8,619	10,459	35,959

Total recoveries	119,172	64,588	88,619	10,459	91,814

Net (recoveries) charge-offs	77,769	26,263	(37,991)	375,854	(59,014)

Provision for loan losses	104,644	64,262	33,010	453,000	40,000

Balance at end of period:	$1,399,875	$1,373,000	$1,335,001	$1,264,000	$1,186,854

Ratio of net charge-offs to average loans outstanding	0.05%	0.02%	(0.03)%	0.33%	(0.06)%
Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.90%	0.97%	1.01%	1.01%	1.17%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of the Company’s allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2007, 2006, 2005, 2004 and 2003. The allocation presented for 2007, 2006, 2005 and 2004 reflects a revised allocation methodology recommended by management in 2005 and adopted by the Company effective for the year ended December 31, 2004. Previous management’s allocations of the allowance for loan losses for the periods ended December 31, 2003 have not been reclassified to reflect the new methodology.

	At December 31
	2007		2006		2005		2004		2003
	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation
Real estate – mortgage	$856	65.45%	$812	65.72%	$654	75.19%	$551	72.56%	$415	72.70%
Real estate – construction	188	14.96%	18	16.89%	15	7.62%	4	7.25%	—	3.50%
Commercial	241	16.90%	365	14.03%	450	13.64%	450	15.70%	25	18.93%
Consumer	24	2.69%	75	3.36%	121	3.55%	164	4.49%	94	4.87%

	1,309	100.00%	1,270	100.00%	1,240	100.00%	1,169	100.00%	534	100.00%

Specific problem loans	20		—		—		—		50
Unallocated	71		103		95		95		603

	$1,400		$1,373		$1,335		$1,264		$1,187

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Nonperforming Assets

The Company’s nonperforming assets include nonperforming loans (nonaccrual and restructured loans) and other real estate owned (“REO”). The Company generally does not accrue interest on loans that are 90 days or more past due and reverses all previously accrued, but uncollected, interest on loans that are placed in nonaccrual status (with the exception of credit card loans on which the Company does not accrue interest over 120 days).

REO is recorded at the lower of cost or estimated fair value as determined generally by appraisals. If the fair value of REO is less than the book value of the loan formerly secured by such REO, the fair value becomes the new cost basis of the REO, and the difference is charged against the allowance for loan losses on the date of foreclosure or completion of the appraisal. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value less estimated costs of sale. Other repossessed assets are carried at the lower of cost or estimated fair value as determined by independent surveys or appraisals at the time of repossession. If the fair value of the repossessed asset is less than the book value of the loan formerly secured by such repossessed asset, the difference between the book value and the fair value is charged to the allowance for loan losses on the date of repossession.

The following table sets forth, for the date indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

	At December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans (1)	$136,650	$169,642	$225,934	$648,658	$10,969
Accruing loans past due 90 days or more	26,709	7,865	4,476	14,629	22,323

Total nonperforming loans	163,359	177,507	230,410	663,287	33,292
Real estate owned, net	—	—	—	297,295	—

Total nonperforming assets	$163,359	$177,507	$230,410	$960,582	$33,292

Total nonperforming assets to total assets	0.07%	0.08%	0.11%	0.62%	0.02%

(1)	At December 31, 2007 and 2006, includes restructured loans of $136,650 and $169,642, respectively.

At December 31, 2007 the Company had approximately $2.5 million in loans that are not disclosed in the above table, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans may result later in being disclosed as nonaccrual, accruing but past due 90 days or more, or troubled debt restructurings.

Loans Held for Sale

Loans held for sale at December 31, 2007 were $878,200 compared to $520,000 at December 31, 2006. These loans were pre-committed for sale to investors.

Investment Securities

The Company’s investment portfolio is a source of liquidity and is its second largest category of earning assets. At December 31, 2007, the portfolio included U.S. Government and agency securities, obligations of states and political subdivisions, mortgage-backed securities and preferred trust securities. In addition to the investment securities, the Company also invests in federal funds sold. Securities available for sale were $38.1 million at December 31, 2007, compared with $44.9 million at December 31, 2006. Securities held to maturity were $676,000 at December 31, 2007, compared to $679,000 at December 31, 2006.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and held to maturity for the years ended December 31, 2007, 2006 and 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007
Securities available for sale
U.S. Treasury Securities	$999,226	$5,614	$—	$1,004,840
U.S. government sponsored enterprises	5,002,563	27,137	—	5,029,700
Mortgage-backed securities	31,098,629	264,500	—	31,363,129
Obligations of states and political subdivisions	689,831	27,089	—	716,920

Total securities available for sale	37,790,249	324,340	—	38,114,589

Securities held to maturity
Mortgage-backed securities	6,512	91	—	6,603
Obligations of states and political subdivisions	469,749	10,286	—	480,035
Preferred trust securities	200,000	9,200	—	209,200

Total securities held to maturity	676,261	19,577	—	695,838

Total securities	$38,466,510	$343,917	$—	$38,810,427

At December 31, 2006
Securities available for sale
U.S. Treasury Securities	$16,108,728	$6,221	$—	$16,114,949
U.S. government sponsored enterprises	27,976,529	11,239	15,578	27,972,190
Mortgage-backed securities	135,905	631	—	136,536
Obligations of states and political subdivisions	661,387	16,445	—	677,832

Total securities available for sale	44,882,549	34,536	15,578	44,901,507

Securities held to maturity
Mortgage-backed securities	9,257	106	—	9,363
Obligations of states and political subdivisions	469,615	8,654	—	478,269
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	678,872	20,760	—	699,632

Total securities	$45,561,421	$55,296	$15,578	$45,601,139

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005
Securities available for sale
U.S. Treasury securities	$500,084	$—	$864	$499,220
U. S. Government sponsored enterprises	7,975,571	—	115,840	7,859,731
Mortgage-backed securities	170,902	2,073	—	172,975
Obligations of states and political subdivisions	634,115	13,122	—	647,237
Marketable equity securities	80,475	22,251	8,580	94,146
Other convertible debt security	5,000	6,369	—	11,369

Total securities available for sale	9,366,147	43,815	125,284	9,284,678

Securities held to maturity
Mortgage backed securities	11,748	74	—	11,822
Obligations of state and political subdivisions	469,488	7,546	—	477,034
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	681,236	19,620	—	700,856

Total securities	$10,047,383	$63,435	$125,284	$9,985,534

The following table presents the contractual maturity distribution and weighted average yields, based on amortized cost, of the Company’s investment securities portfolio at December 31, 2007. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury Securities	$999,226	5.07%	$—	—	$—	—	$—	—	$999,226	5.07%
U.S. Government sponsored enterprises	5,002,563	5.02%	—	—	—	—	—	—	5,002,563	5.02%
Mortgage-backed securities	—	—	30,994,542	5.08%	82,390	5.72%	28,209	5.54%	31,105,141	5.08%
Obligations of states and political subdivisions	—	—	194,748	5.08%	689,832	4.26%	275,000	4.30%	1,159,580	4.40%
Preferred trust securities	—	—	—	—	—	—	200,000	9.25%	200,000	9.25%

Total	$6,001,789	5.02%	$31,189,290	5.08%	$772,222	4.41%	$503,209	6.34%	$38,466,510	5.08%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

At December 31, 2007, there were no securities of any issuer (other than U.S. Government-sponsored enterprises, and FNMA and FHLMC issued mortgage-backed securities) that exceeded 10% of the Company’s stockholders’ equity.

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

The Bank’s deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 3.9% and 8.4% of total deposits at December 31, 2007 and 2006, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	At December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing NOW, money market and savings accounts	$82,003,291	3.21%	$70,020,852	2.95%	$48,410,155	1.50%
Time deposits	56,120,790	4.57%	66,498,503	4.13%	71,631,693	3.52%

Total interest-bearing deposits	138,124,081	3.76%	136,519,355	3.53%	120,041,848	2.70%
Demand and other noninterest-bearing deposits	50,370,040	—	42,128,134	—	35,053,947	—

Total average deposits	$188,494,121	2.76%	$178,647,489	2.69%	$155,095,795	2.09%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007:

Remaining maturity

Less than three months	$841,764
Over three months through six months	1,381,521
Over six months through one year	2,865,127
Over twelve months	2,193,564

Total	$7,281,976

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2007, borrowings included $1.1 million in securities sold under agreements to repurchase, and $7.0 million in short-term borrowings under the FHLB secured line of credit.

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

Liquid assets, which include cash and due from banks, fed funds sold and nonpledged securities available for sale, totaled $45.7 million at December 31, 2007. In addition, the Bank’s funding sources at December 31, 2007 consisted of established borrowing capacity, subject to qualifying collateral availability, with the FHLB equal to 20% of the Bank’s total assets, or $44.2 million, and established federal funds lines of $10.0 million with correspondent banks. At December 31, 2007, there was a $7.0 million outstanding balance with the FHLB and no outstanding balance under the federal funds lines.

Certificates of deposit that are scheduled to mature within one year totaled $41.5 million at December 31, 2007. These deposits are generally considered to be rate sensitive. While the Company’s liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, the Company believes it has the ability to raise additional deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could borrow from its established lines or obtain funds through the sale of investment securities from its available for sale portfolio. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s current operational requirements and obligations.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $25.1 million, or 11.4% of assets, at December 31, 2007 compared to $24.4 million, or 10.9% of assets, at December 31, 2006. Stockholders’ equity increased primarily as a result of increases in retained earnings, additional paid-in capital related to stock-based compensation, and in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio. The Company paid aggregate dividends of $0.24 per share in each of 2007 and 2006. The dividend payout ratio was 60.0% in 2007, compared to 240.0% in 2006.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). The Company’s total capital ratio was 14.99% at December 31, 2007 compared to 15.69% at December 31, 2006; the Tier 1 capital ratio was 14.19% at December 31, 2007 compared to 14.85% at December 31, 2006; and the leverage ratio was 11.13% at December 31, 2007 compared to 11.35% at December 31, 2006. These ratios all exceed the mandated minimum requirements.

The Company will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

The following table presents information on the Company’s and the Bank’s capital amounts and ratios as of December 31, 2007 and 2006.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,310	14.99%	$14,043	8.0%	$	N/A	N/A
Bank	$25,591	14.61%	$14,015	8.0%		$17,519	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,911	14.19%	$7,022	4.0%	$	N/A	N/A
Bank	$24,191	13.81%	$7,007	4.0%		$10,511	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,911	11.13%	$8,956	4.0%	$	N/A	N/A
Bank	$24,191	10.81%	$8,954	4.0%		$11,193	5.0%

At December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$25,765	15.69%	$13,137	8.0%		N/A	N/A
Bank	$24,612	15.00%	$13,125	8.0%		$16,407	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,392	14.85%	$6,568	4.0%		N/A	N/A
Bank	$23,239	14.16%	$6,563	4.0%		$9,844	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,392	11.35%	$8,600	4.0%		N/A	N/A
Bank	$23,239	10.83%	$8,582	4.0%		$10,727	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances to the Company are limited to 10% of the Bank’s stockholders’ equity. For additional detail, see Item 1, “Description of Business – Supervision and Regulation,” above.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Securities sold under agreements to repurchase	$1,131	$1,131	$—	$—	$—
Other borrowings	7,050	7,050	—	—	—
Operating lease obligations	2,371	325	456	474	1,116
Deposits	186,014	175,910	9,075	1,029	—
Deferred compensation	1,090	68	135	134	753
Purchase obligations	7,877	4,969	1,453	1,405	50

Total contractual cash obligations	$205,533	$189,453	$11,119	$3,042	$1,919

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, standby letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the Company’s consolidated balance sheets.

Loan commitments are agreements to extend credit to a customer so long as there are no violations of the terms of the contracts prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a customer to a third party.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk.

The following table reflects other commitments of the Company outstanding as of December 31, 2007:

2007
Commitments to extend credit	$48,572,911
Standby letters of credit	2,061,113
Commitments to sell loans	417,000

$51,051,024

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

One technique used by the Company to manage its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. At December 31, 2007, the Company’s one year “negative gap” (interest-bearing liabilities maturing or repricing within a period in excess of interest-earning assets repricing within the same period) was (22.4%) of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be negatively affected because the cost of the Company’s interest-bearing liabilities is likely to rise faster than the yield on its interest-earning assets. In periods of falling interest rates, the opposite effect on net interest income is likely to occur because the cost of interest-bearing liabilities likely would fall faster than the yield of interest-earning assets. The interest sensitivity gap position of the Company is a static analysis at December 31, 2007. Because many factors affect the composition of the Company’s assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 2007.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, that are subject to repricing or that mature in each of the future time periods shown. Money market, NOW, and savings deposits are assumed to be subject to immediate pricing and depositor availability and have been placed in the shortest repricing period. In making the gap table computations, none of the assumptions sometimes made regarding loan prepayment rates and deposit decay rates have been used. In addition, the table does not reflect scheduled loan principal payments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the Interest Sensitivity Analysis below would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumption used. Loans and securities with balloon provisions, or that are subject to a call provision, are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

December 31, 2007

	Three Months or Less	Over Three Months through Twelve Months	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years or Non- Sensitive	Total
Assets
Interest-earning assets:
Loans (1)	$64,034,419	$6,730,625	$20,778,009	$38,739,527	$25,708,996	$155,991,576
Investment securities	401,303	6,056,441	16,979,876	14,277,361	1,075,869	38,790,850
Federal funds sold	8,956,822	—	—	—	—	8,956,822
Federal Home Loan, Federal Reserve stock	—	—	—	—	1,028,900	1,028,900

Total interest-earning assets	$73,392,544	$12,787,066	$37,757,885	$53,016,888	$27,813,765	$204,768,148

Liabilities
Interest-bearing deposits:
Savings accounts	$2,139,648	$—	$—	$—	$—	$2,139,648
Checking accounts (2)	12,868,756	—	—	—	—	12,868,756
Money Market deposits	70,989,610	—	—	—	—	70,989,610
Certificates of Deposit	11,342,621	30,178,861	9,075,528	1,029,189	—	51,626,199

Total interest-bearing deposits	97,340,635	30,178,861	9,075,528	1,029,189	—	137,624,213

Federal Home Loan Bank advance	7,000,000	—	—	—	—	7,000,000
Securities sold under agreements to repurchase	1,130,780	—	—	—	—	1,130,780
Other borrowings	50,000	—	—	—	—	50,000

Total interest-bearing liabilities	$105,521,415	$30,178,861	$9,075,528	$1,029,189	$—	$145,804,993

Interest sensitivity gap	$(32,128,871)	$(17,391,795)	$28,682,357	$51,987,699	$27,813,765	$58,963,155

Cumulative interest sensitivity gap	$(32,128,871)	$(49,520,666)	$(20,838,309)	$31,149,390	$58,963,155

Cumulative interest sensitivity gap as a percentage of total assets	(14.5)%	(22.4)%	(9.4)%	14.1%	26.7%
Total period-end assets	$221,245,614

(1)	Excludes non-accrual loans of $136,650
(2)	Excludes $48,390,271 of noninterest-bearing deposits.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Off Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. Those financial instruments, designed to meet the financing needs of customers, include commitments to sell loans, issue standby letters of credit and otherwise extend credit. Those instruments involve both credit and interest rate risk in addition to the amount recognized on the balance sheet. The contractual amounts of these financial instruments reflect the extent of involvement in the event of nonperformance by the other party to the financial instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, and we obtain collateral based on our credit assessment of the customer in each instance.

The Company historically sells to third-party investors substantially all of the residential mortgage loans it originates, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 30 days up to 1 year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80% or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. Recourse considerations are a component of our calculation of the Company’s capital adequacy. We did not make any payments under these recourse provisions in 2007 or 2006. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. The Company has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

At December 31, 2007, the Company had rate lock commitments to originate mortgage loans amounting to $417,000 and had entered into corresponding mandatory commitments, on a best-efforts basis, to sell those loans. These commitments to sell loans are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Additional information related to the Company’s off-balance-sheet risk exposure is detailed in Note 16 to the accompanying consolidated financial statements.

Effects of Inflation

The effect of changing prices is typically different for financial institutions than for other companies because a financial institution’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price-level indices. The Company’s consolidated financial statements reflect the impact of inflation on interest rates, loan demands and deposits.

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the consolidated balance sheets of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Heritage Bankshares, Inc. internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB, item 8A and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Galax, Virginia
February 28, 2008

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$5,463,202	$7,902,980
Federal funds sold	8,956,822	19,286,245
Securities available for sale, at fair value	38,114,589	44,901,507
Securities held to maturity, at cost	676,261	678,872
Loans, net
Held for investment, net of allowance for loan losses of $1,399,875 and $1,373,000, respectively	153,850,151	140,118,509
Held for sale	878,200	520,000
Accrued interest receivable	811,644	736,021
Stock in Federal Reserve Bank, at cost	312,900	312,900
Stock in Federal Home Loan Bank of Atlanta, at cost	716,000	409,300
Premises and equipment, net	9,962,768	6,765,603
Other assets	1,503,077	1,256,454

Total assets	$221,245,614	$222,888,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$48,390,271	$47,694,963
Interest-bearing	137,624,213	140,702,322

Total deposits	186,014,484	188,397,285

Federal Home Loan Bank Advance	7,000,000	—
Securities sold under agreements to repurchase	1,130,780	3,715,992
Other borrowings	50,000	5,050,000
Accrued interest payable	320,957	376,480
Other liabilities	1,604,789	944,456

Total liabilities	196,121,010	198,484,213

Commitments and contingent liabilities (Note 10, 14, and 16)	—	—
Stockholders’ equity
Common stock, $5 par value - authorized 3,000,000 shares; issued and outstanding: 2007 – 2,278,652 shares; 2006 – 2,277,652 shares	11,393,260	11,388,260
Additional paid-in capital	6,172,256	6,031,549
Retained earnings	7,345,024	6,971,856
Accumulated other comprehensive income (loss), net	214,064	12,513

Total stockholders’ equity	25,124,604	24,404,178

Total liabilities and stockholders’ equity	$221,245,614	$222,888,391

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007 and 2006

	2007	2006
Interest income
Loans and fees on loans	$9,963,316	$9,677,303
Taxable investment securities	1,887,600	650,885
Nontaxable investment securities	50,153	48,974
Dividends on FRB and FHLB stock	43,832	47,614
Interest on federal funds sold	816,758	2,007,017
Other interest income	11,917	3,312

Total interest income	12,773,576	12,435,105

Interest expense
Deposits	5,198,529	4,812,810
Borrowings	81,160	562,710

Total interest expense	5,279,689	5,375,520

Net interest income	7,493,887	7,059,585
Provision for loan losses	104,644	64,262

Net interest income after provision for loan losses	7,389,243	6,995,323

Noninterest income
Service charges on deposit accounts	505,615	627,473
Gains on sale of loans held for sale, net	120,215	178,146
Gains on sale of securities	1,170	33,815
Late charges and other fees on loans	66,030	91,996
Gain on sale of retail credit card loans	—	95,565
Gain on sale of fixed assets	529,530	643
Settlement with a former professional services provider	345,000	—
Other	385,378	315,293

Total noninterest income	1,952,938	1,342,931

Noninterest expense
Compensation	4,179,058	4,205,673
Data processing	519,427	524,305
Occupancy	780,143	560,549
Furniture and equipment	531,452	529,430
Taxes and licenses	217,300	184,928
Professional fees	438,592	528,620
Contract employee services	5,332	206,672
Marketing	138,239	217,107
Telephone	119,439	106,146
Stationery and supplies	130,417	143,657
Loss on disposal or impairment of fixed assets	66,351	74,582
Other	817,073	800,583

Total noninterest expense	7,942,823	8,082,252

Income before provision for income taxes	1,399,358	256,002
Provision for income taxes	479,314	75,882

Net income	$920,044	$180,120

Earnings per share
Basic	$0.40	$0.10

Diluted	$0.40	$0.10

Weighted average shares outstanding
Basic	2,278,579	1,820,300
Diluted	2,278,579	1,853,368

The notes to consolidated financial statements are an integral part of these statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)
Balance, December 31, 2005	1,714,668	$8,573,340	$314,838	$7,237,748	$(53,769)	$16,072,157
Comprehensive income:
Net income for 2006	—	—	—	180,120	—	180,120
Change in unrealized gain on securities available-for-sale, net of tax of $34,145	—	—	—	—	66,282	66,282

Total comprehensive income	—	—	—	—	—	246,402
Exercise of stock options and related tax benefits	29,800	149,000	112,127	—	—	261,127
Issuance of common stock	535,584	2,677,920	5,549,429	—	—	8,227,349
Repurchase of common stock	(2,400)	(12,000)	(16,800)	—	—	(28,800)
Equity-based compensation expense	—	—	71,955	—	—	71,955
Cash dividends ($0.24 per share)	—	—	—	(446,012)	—	(446,012)

Balance, December 31, 2006	2,277,652	$11,388,260	$6,031,549	$6,971,856	$12,513	$24,404,178

Comprehensive income:
Net income for 2007	—	—	—	920,044	—	920,044
Change in unrealized gain on securities available-for-sale, net of tax of $103,831	—	—	—	—	201,551	201,551

Total comprehensive income	—	—	—	—	—	1,121,595
Exercise of stock options and related tax benefits	1,000	5,000	5,281	—	—	10,281
Equity-based compensation expense	—	—	135,426	—	—	135,426
Cash dividends ($0.24 per share)	—	—	—	(546,876)	—	(546,876)

Balance, December 31, 2007	2,278,652	$11,393,260	$6,172,256	$7,345,024	$214,064	$25,124,604

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$920,044	$180,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	104,644	64,262
Amortization (accretion) of loan yield adjustments, net	475,091	350,070
Depreciation, amortization and accretion, net	(21,512)	(27,276)
Stock-based compensation	135,426	71,955
Exercise of stock options tax benefit	3,461	110,157
Lease incentive	242,840	—
Net gains on sale of:
Securities	(1,170)	(25,652)
Property, plant and equipment	(529,530)	(643)
Other Assets	(20,480)	—
Loss on sale, disposal or impairment of long-lived assets	66,351	74,582
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	(479,027)	126,183
Increase (decrease) in interest payable and other liabilities	358,168	(193,124)
Decrease (increase) in loans held for sale	(358,200)	831,000

Net cash provided by operating activities	896,106	1,561,634
Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	33,611,191	47,935,118
Proceeds from maturities and principal repayments of securities held to maturity	2,737	2,482
Purchases of securities available for sale	(40,822,941)	(83,108,182)
Proceeds from sales of securities available for sale	14,815,500	111,127
Proceeds from sale of other assets	73,431	—
Net increase in loans held for investment	(14,311,377)	(10,112,515)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,125,000)	(349,500)
Redemption of Federal Home Loan Bank stock	818,300	450,000
Purchases of premises and equipment	(3,955,848)	(1,497,667)
Proceeds from sales of premises and equipment	736,769	—

Net cash used for investing activities	(10,157,238)	(46,569,137)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,820	150,970
Net increase (decrease) in deposits	(2,382,801)	15,632,657
Proceeds from Federal Home Loan Bank advances	25,000,000	—
Repayments of Federal Home Loan Bank advances	(18,000,000)	(10,000,000)
Net increase (decrease) in securities sold under agreements to repurchase	(2,585,212)	(519,401)
Private Placement issuance of stock, net of costs	—	8,227,349
Stock repurchase	—	(28,800)
Proceeds from other borrowings	—	5,000,000
Repayment of other borrowings	(5,000,000)	—
Cash dividends paid	(546,876)	(446,012)

Net cash provided by (used for) financing activities	(3,508,069)	18,016,763

Increase (decrease) in cash and cash equivalents	(12,769,201)	(26,990,740)
Cash and cash equivalents, beginning of year	27,189,225	54,179,965

Cash and cash equivalents, end of year	$14,420,024	$27,189,225

Supplemental disclosure:
Interest paid	$5,335,212	$5,377,438
Income taxes paid	$345,000	$150,000

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiaries, Heritage Bank and IBV Real Estate Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2007, serves as the holding company for its wholly-owned subsidiaries: Heritage Bank and IBV Real Estate Holdings, Inc.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2007, Sentinel Financial owned an interest in each of Bankers Investment Group, LLC, and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments.

IBV Real Estate Holdings, Inc. (“IBV”) is a wholly-owned subsidiary of the Company and was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank. IBV is in the process of being voluntarily dissolved by the Company. Prior to the 2007 liquidation of IBV Partners (a Virginia limited partnership formed in December 1986 (“IBV Partners”)), IBV owned a 1% interest in and was the sole general partner of IBV Partners. The sole asset of IBV Partners was a 17,200 square-foot office building located at 1450 South Military Highway, Chesapeake, Virginia, which was sold to a third party in August 2007. The Bank is a tenant in the property.

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

Allowance For Loan Losses

The Bank maintains an allowance for loan losses at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance, (2) recoveries on loans previously charged-off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

The Bank analyzes its loan portfolio through ongoing credit review processes and constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis, which was expanded further as of December 31, 2007, includes two basic elements: (1) specific allowances for individual loans, and (2) general allowances for loan portfolio segments, which factor in historical loan loss experience and delinquency rates for the Bank and the banking industry and numerous other environmental factors.

The Bank evaluates various loans individually for impairment as required by Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” An evaluation is based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a particular loan is impaired, then a specific reserve is established, or a charge-off is made, for the amount of any impairment.

For loans without an individual measure of impairment, the Bank makes estimates of losses for groups of loans as required by SFAS No. 5, “Accounting for Contingencies.” As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans.

The Bank then considers the impact of various bank, industry, economic and other environmental factors and documents which factors are used in the analysis.

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits under SFAS 114; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors under SFAS 5; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

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

As a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, the Company is required to hold shares of capital stock in the FHLB in an amount equal to 0.18% of total assets plus 4.50% of borrowings from the FHLB.

FRB stock and FHLB stock are carried at cost.

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2007, no valuation allowance has been provided against the Company’s deferred tax asset.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2007, the discount rate the Company utilized to determine the deferred compensation liability was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2007, the Company has one stock-based compensation plan (the “2006 Incentive Plan”). Prior to January 1, 2006, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006. A description of the 2006 Incentive Plan and additional disclosures required by SFAS No. 123(R) are included in Note 10.

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

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2007	2006
Unrealized holding gains on available-for-sale securities	$305,382	$100,427
Tax Effect	(103,831)	(34,145)

Net of tax amount	$201,551	$66,282

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the FRB. At December 31, 2007 and 2006, these reserve balances amounted to $412,000 and $1,063,000, respectively.

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007
Securities available for sale
U.S. Treasury securities	$999,226	$5,614	$—	$1,004,840
U.S. government sponsored enterprises	5,002,563	27,137	—	5,029,700
Mortgage-backed securities	31,098,629	264,500	—	31,363,129
Obligations of states and political subdivisions	689,831	27,089	—	716,920

Total securities available for sale	37,790,249	324,340	—	38,114,589

Securities held to maturity
Mortgage-backed securities	6,512	91	—	6,603
Obligations of states and political subdivisions	469,749	10,286	—	480,035
Preferred trust securities	200,000	9,200	—	209,200

Total securities held to maturity	676,261	19,577	—	695,838

Total securities	$38,466,510	$343,917	$—	$38,810,427

At December 31, 2006
Securities available for sale
U.S. Treasury securities	$16,108,728	$6,221	$—	$16,114,949
U.S. government sponsored enterprises	27,976,529	11,239	15,578	27,972,190
Mortgage-backed securities	135,905	631	—	136,536
Obligations of states and political subdivisions	661,387	16,445	—	677,832

Total securities available for sale	44,882,549	34,536	15,578	44,901,507

Securities held to maturity
Mortgage-backed securities	9,257	106	—	9,363
Obligations of states and political subdivisions	469,615	8,654	—	478,269
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	678,872	20,760	—	699,632

Total securities	$45,561,421	$55,296	$15,578	$45,601,139

Investment securities having carrying value of $1,483,201 and $983,120 at December 31, 2007 and 2006, respectively, were pledged to secure deposits of the U.S. government and the Commonwealth of Virginia. The fair values of these securities were $1,499,266 and $992,261 at December 31, 2007 and 2006, respectively.

Investment securities having carrying values of $5,002,563 and $3,762,354 at December 31, 2007 and 2006, respectively, are pledged for retail repurchase agreements. The estimated fair values of these securities were $5,029,700 and $3,765,440 at December 31, 2007 and 2006, respectively.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored enterprises	$—	$—	$—	$—	$—	$—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

At December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored enterprises	—	—	$2,492,190	$15,578	$2,492,190	$15,578

Total temporarily impaired securities	$—	$—	$2,492,190	$15,578	$2,492,190	$15,578

The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,001,789	$6,034,540	$—	$—
Due after one year through five years	30,994,542	31,257,237	194,749	195,577
Due after five years through ten years	772,221	800,869	—	—
Due after ten years	21,697	21,943	481,512	500,261

Total	$37,790,249	$38,114,589	$676,261	$695,838

NOTE 5 – LOANS

Loans consist of the following:

	At December 31,
	2007	2006
Commercial	$26,108,173	$19,752,244
Real estate - mortgage	101,095,900	92,513,346
Real estate - construction	23,104,633	23,780,496
Installment and consumer	4,149,881	4,731,529

Total loans:	154,458,587	140,777,615
Allowance for loan losses	(1,399,875)	(1,373,000)
Unearned loan fees/costs	791,439	713,894

Loans net	$153,850,151	$140,118,509

Nonperforming assets were:

	At December 31,
	2007	2006
Nonaccrual loans (1)	$136,650	$169,642
Accruing loans past due 90 days or more	26,709	7,865

Total nonperforming loans	163,359	177,507
Real estate owned, net	—	—

Total nonperforming assets	$163,359	$177,507

(1)	At December 31, 2007 and 2006, includes restructured loans of $136,650 and $169,642, respectively.

If interest on nonaccrual loans had been accrued, such income would have approximated $35,216 and $37,501 in 2007 and 2006, respectively, none of which was recognized in income.

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31,
	2007	2006
Balance, beginning of year	$1,373,000	$1,335,001
Provision for loan losses	104,644	64,262
Loans charged-off	(196,941)	(90,851)
Recoveries	119,172	64,588

Balance, end of year	$1,399,875	$1,373,000

The following is a summary of information pertaining to impaired loans:

	At December 31,
	2007	2006
Impaired loans without a valuation allowance	$—	$169,642
Impaired loans with a valuation allowance	136,650	—

Total impaired loans:	$136,650	$169,642

Valuation allowance related to impaired loans	$20,497	$—

	Years Ended December 31,
	2007	2006
Average investment in impaired loans (while impaired)	$175,499	$198,932
Interest income recognized on impaired loans	$—	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2007	2006
Land and improvements	$3,915,500	$3,941,076
Buildings and improvements	1,414,381	2,003,511
Leasehold improvements	1,875,159	213,734
Equipment, furniture and fixtures	3,131,775	2,491,515
Fixed assets not in service	1,713,278	227,748

	12,050,093	8,877,584
Less - accumulated depreciation	(2,087,325)	(2,111,981)

	$9,962,768	$6,765,603

Depreciation expense for the years ended December 31, 2007 and 2006 was $497,866 and $408,624, respectively.

In 2007 and 2006, the Company incurred losses on disposal and impairment charges related to equipment of $66,351 and $74,582, respectively.

Total rent expense for the years ended December 31, 2007 and 2006 amounted to $333,781 and $215,144, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2007 were as follows:

2008	$324,948
2009	225,714
2010	230,228
2011	234,833
2012	239,529
2013- 2017	1,115,821

$2,371,073

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following:

	December 31,
	2007	2006
Money Market and NOWs	$83,858,366	$71,752,446
Savings	2,139,648	2,641,294
Certificates of deposit $100,000 and over	7,281,976	16,354,465
Other time deposits	44,344,223	49,954,117

	$137,624,213	$140,702,322

At December 31, 2007 the scheduled maturities of time deposits are as follows:

2008	$41,521,482
2009	7,098,384
2010	1,977,144
2011	799,563
2012 and thereafter	229,626

$51,626,199

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Securities sold under agreements to repurchase had carrying values of $5,002,563 and $3,762,354 and market values of $5,029,700 and $3,765,440 at December 31, 2007 and 2006, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2007	2006
Balance at end of year	$1,130,780	$3,715,992
Average balance during the year	$1,461,922	$2,679,155
Weighted average interest rate during the year	3.80%	4.29%
Interest expense during the year	$55,592	$114,846
Maximum month-end balance during the year	$2,109,625	$3,715,992

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2007, a credit availability for the Bank in an amount equal to 20% of total assets. At December 31, 2007, the Bank had $7.0 million in outstanding overnight advances. At December 31, 2007, the Bank had a total of $10.0 million in approved lines of credit with correspondent banks with no outstanding balance.

At December 31, 2007, other short-term borrowings consisted of $50,000 of U.S. Treasury tax and loan deposit notes.

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 – Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	Years Ended December 31,
	2007	2006
Net income (numerator, basic and diluted)	$920,044	$180,120
Weighted average shares outstanding (denominator)	2,278,579	1,820,300
Earnings per common share - basic	$0.40	$0.10

Effect of dilutive securities
Weighted average shares outstanding	2,278,579	1,820,300
Effect of stock options	—	33,068

Diluted average shares outstanding (denominator)	2,278,579	1,853,368

Earnings per common share – assuming dilution	$0.40	$0.10

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense not yet recognized pursuant to FAS 123(R) (see Note 10 – Employee and Director Benefit Plans – Stock Compensation Plans) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings per share calculation.

Any difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. Options on an average of 157,000 shares and 122,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2007 and 2006, respectively, because the effects of the options were antidilutive.

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

A total of 202,000 options are currently outstanding under the 2006 Incentive Plan. For purposes of determining the “fair value” under SFAS 123(R) of options granted under the 2006 Incentive Plan, the measurement date will be the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

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

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. The fair value of options granted during 2007 and 2006 were estimated with the following assumptions:

	Year Ended December 31,
	2007	2006
Expected dividend yield	1.6%	1.5%
Expected stock price volatility	21.2%	19.9%
Risk-free interest rate	3.76%	4.62%
Expected life of options	6.5 years	6.5 years
Weighted average fair value of options granted during the period	$3.54	$3.86

The following table presents a summary of stock option activity during 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	258,600	$14.35	—	—
Granted	40,000	12.12	—	—
Exercised	(1,000)	6.82	—	—
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2007	297,600	$14.08	6.6	$292

Exercisable at December 31, 2007	142,000	$12.58	5.4	$292

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2007 and 2006 was $10,180 and $327,012, respectively. Cash received from option exercises during 2007 and 2006 was $6,820 and $147,950, respectively. The total fair value of shares vested for the same periods was $125,224 and $59,080.

The amount charged against income, before income tax benefit of $16,785, in relation to the stock-based payment arrangement, was $135,426 for the year ended December 31, 2007. The amount charged against income, before income tax benefit of $15,102, in relation to the stock-based payment arrangement was $71,955 for the year ended December 31, 2006. At December 31, 2007, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $523,755 and is currently expected to be recognized over a weighted average period of 1.9 years as follows:

For the year ended December 31:	Stock-Based Compensation Expense
(in thousands)
2008	$150
2009	147
2010	142
2011	73
2012	12

Total	$524

Stock option awards granted in 2007 and 2006 under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability, and, if the optionee is an employee of the Company, resignation for good reason or termination without cause. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above, and unamortized stock-based compensation expense recognized at that time.

Deferred Compensation Plan

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2007, and 2006, other liabilities included $707,059 and $743,296, respectively, related to the deferred compensation plans. Compensation expense related to this plan was $36,919 and $40,907, for the years ended December 31, 2007 and 2006, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2007 and 2006, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2007, the ESOP owned 10,271 shares. Stock purchases for the year ended December 31, 2007 totaled 786 shares, while no shares were distributed to terminated employees. At December 31, 2007, the fair market value of the total shares held by the ESOP totaled $114,522.

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the “401(k)”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $134,673 and $168,583 for the years ended December 31, 2007 and 2006, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

At December 31, 2007 and 2006, the Company had no other real estate owned.

NOTE 12 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31,
	2007	2006
Credit card interchange fees	$35,707	$47,537
ATM fees	129,989	105,022
Merchant discount fees	46,445	45,692
Income from bank-owned life insurance, net	21,008	20,407
Other	152,229	96,635

Total other noninterest income	$385,378	$315,293

The components of other noninterest expense are as follows:

	Years Ended December 31,
	2007	2006
ATM transaction	$122,343	$115,878
Credit card	(59)	42,075
Postage	70,563	68,773
Courier	121,331	84,624
Service bureau expense	66,775	64,135
Insurance expense	46,287	50,815
Travel	24,261	40,685
Shareholder	43,513	47,532
Training	17,816	37,172
Loan servicing	36,357	43,984
FDIC insurance	64,508	21,285
Impairment – Bankers Investment	3,610	7,009
Loss on sale of equity securities	—	8,163
Other miscellaneous	199,768	168,453

Total other noninterest expense	$817,073	$800,583

NOTE 13 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31,
	2007	2006
Federal income tax expense/(benefit)-current	$446,839	$(18,007)
Deferred Federal income tax expense/(benefit)	32,475	93,889

Income tax expense	$479,314	$75,882

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31,
	2007	2006
Federal income tax expense - at 34% statutory rate	$475,782	$87,041
Effect of tax-exempt interest	(28,780)	(32,400)
Effect of Life insurance proceeds, premiums, and increases in value, net	(4,708)	(4,504)
Other	37,020	25,745

	$479,314	$75,882

A cumulative net deferred tax asset is included in other assets at December 31, 2007 and 2006. The components of the asset are as follows:

	At December 31,
	2007	2006
Deferred Tax Assets
Deferred compensation	$240,400	$252,721
Allowance for loan losses	405,213	392,087
FAS 123(R) - non-qualifying options	31,887	15,102
Investment in partnerships	12,228	(3,337)
Other	57,999	46,026

Total Deferred Tax Assets	747,727	702,599

Deferred Tax Liabilities
Deferred loan costs, net	269,089	242,724
Net appreciation on available-for-sale securities	110,275	6,446
Premises and equipment	83,435	97,176
Other	646	617

Total Deferred Tax Liabilities	463,445	346,963

Net Deferred Tax Assets	$284,282	$355,636

NOTE 14 – COMMITMENTS AND CONTINGENCIES - RELATED PARTY

During 2007 and prior years, the Company was a party to a lease with a related party to provide space for the Bank’s operations center. This lease has been classified as an operating lease for financial reporting purposes. The facility that housed the operations center was sold in August 2007 to an unrelated party, and the Company now leases the facility from the unrelated party. Total rent expense paid by the Bank in respect of the related party lease was $72,996 and $125,606 for the years 2007 and 2006, respectively.

The Bank also had a loan receivable from this same related party, which was secured by the building and improvements that included the Bank’s Operations Center. This loan was satisfied upon the sale of the building, so there was no balance on this loan at December 31, 2007. The balance on the loan at December 31, 2006 was $493,289.

In December 2006, the Bank contracted with Meredith Construction Company, Inc. (“Meredith Construction”), of which Peter M. Meredith, Jr. is Chairman and Chief Executive Officer, as general contractor to build, for a maximum price of $1.4 million (which includes approximately a $127,000 fee to Meredith Construction), the Bank’s new retail banking office on its site on Lynnhaven Parkway in Virginia Beach. Mr. Meredith is Chairman of the Board of the Company. Meredith Construction is utilizing ColonialWebb Contractors Co., of which Howard M. Webb is a director, as the heating and air conditioning subcontractor related to construction of the Lynnhaven office for a price of $82,454. Mr. Webb is a director of the Company.

In December 2007, the Board approved signage for the Lynnhaven office with Southern Atlantic Screenprint & Sign Company, of which James A. Cummings is a director, for less than $1,000. Mr. Cummings is a director of the Company.

In May 2007, the Bank again contracted with Meredith Construction as general contractor to build, for a maximum price of $2.3 million (which includes approximately a $208,000 fee to Meredith Construction), the Bank’s new retail banking office on its site on Laskin Road in Virginia Beach. Meredith Construction plans to utilize ColonialWebb Contractors Co. as the heating and air conditioning subcontractor related to construction of the Laskin office for a price of $193,245.

The Bank also contracted in May 2007 with Meredith Construction Company, Inc. as general contractor to renovate, for a maximum price of $106,000 (which includes approximately a $13,875 fee to Meredith Construction), the Bank’s retail banking office on its site on North Military Highway in Norfolk.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank is as follows during 2007:

Balance, December 31, 2006	$11,557,471
Originations 2007	1,349,286
Repayments 2007	(3,718,072)
Other*	3,600,000

Balance, December 31, 2007	$12,788,685

*	The balance above includes loans for which related parties are partial guarantors.

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to related parties amounted to $6,241,478 and $4,008,966 at December 31, 2007 and 2006, respectively. (See Note 14 for additional commitments to related parties.)

NOTE 16 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, standby letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the Company’s consolidated balance sheets.

Loan commitments are agreements to extend credit to a customer so long as there are no violations of the terms of the contracts prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a customer to a third party.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006 were as follows:

	2007	2006
Commitments to extend credit	$48,572,911	$40,567,244
Standby letters of credit	2,061,113	1,015,971
Commitments to sell loans	417,000	1,595,800

	$51,051,024	$43,179,015

As of December 31, 2007, the Company had $8,836,008 in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at the Federal Home Loan Bank of Atlanta.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital) to average assets (as defined). Management believes that, as of December 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.

The Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categorization. Additionally, management believes that, as of December 31, 2007, the Company meets all capital adequacy requirements to which it is subject. At December 31, 2007, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 14.99%, 14.19% and 11.13%, respectively.

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2007 and 2006 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,310	14.99%	$14,043	8.0%	$	N/A	N/A
Bank	$25,591	14.61%	$14,015	8.0%		$17,519	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,911	14.19%	$7,022	4.0%	$	N/A	N/A
Bank	$24,191	13.81%	$7,007	4.0%		$10,511	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,911	11.13%	$8,956	4.0%	$	N/A	N/A
Bank	$24,191	10.81%	$8,954	4.0%		$11,193	5.0%

At December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$25,765	15.69%	$13,137	8.0%		N/A	N/A
Bank	$24,612	15.00%	$13,125	8.0%		$16,407	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,392	14.85%	$6,568	4.0%		N/A	N/A
Bank	$23,239	14.16%	$6,563	4.0%		$9,844	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,392	11.35%	$8,600	4.0%		N/A	N/A
Bank	$23,239	10.83%	$8,582	4.0%		$10,727	5.0%

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

Deposit Liabilities

The fair value of deposits with no stated maturities (which includes demand deposits, savings accounts, and money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using a discounted cash flow model based on the rates offered for deposits of similar remaining maturities. Weighted average rates paid and posted rates were used for December 2007 and 2006, respectively.

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

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The following table presents the carrying amounts and fair value of the Company’s financial instruments at December 31, 2007 and 2006.

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$5,463	$5,463	$7,903	$7,903
Federal funds sold	8,957	8,957	19,286	19,286
Securities available for sale	38,115	38,115	44,902	44,902
Securities held to maturity	676	696	679	700
Loans held for investment	153,850	157,044	140,119	140,079
Loans held for sale	878	878	520	520
Accrued interest receivable	812	812	736	736
Stock in FRB and FHLB	1,029	1,029	722	722
Bank-owned life insurance	584	584	547	547

Financial Liabilities:
Deposits	186,014	185,949	188,397	189,111
Federal Home Loan Bank Advance	7,000	7,000	—	—
Other borrowing and securities sold under agreements to repurchase	1,131	1,131	8,766	8,766
Accrued interest payable	321	321	376	376

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31,
Condensed Balance Sheets	2007	2006
Assets
Cash	$127,863	$5,641,457
Investment in Heritage Bank	24,404,878	23,251,379
Investment in non-bank subsidiaries	—	51,069
Other assets	660,336	502,378

Total Assets	$25,193,077	$29,446,283

Liabilities and Stockholders’ Equity
Note payable	$—	$5,000,000
Other liabilities	68,473	42,105

Total Liabilities	$68,473	$5,042,105

Common stock	11,393,260	$11,388,260
Additional paid-in capital	6,172,256	6,031,549
Retained earnings	7,345,024	6,971,856
Accumulated other comprehensive income (loss)	214,064	12,513

Stockholders’ equity	$25,124,604	$24,404,178

Total Liabilities and Stockholders’ Equity	$25,193,077	$29,446,283

	Years Ended December 31,
Condensed Statements of Operations	2007	2006
Dividends from subsidiary bank	$—	$443,539
Equity in undistributed net income of subsidiaries	816,523	15,864
Other income	39,716	35,571
Settlement with a former professional services provider	345,000	—
Interest and dividend income	256	3,433
Interest expense	(3,229)	(100,937)
Other expenses	(224,985)	(360,048)

Income before income taxes	973,281	37,422
Income tax expense (benefit)	53,237	(142,698)

Net Income	$920,044	$180,120

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

	Years Ended December 31,
Heritage Bankshares, Inc. Statements of Cash Flows	2007	2006
Cash flows from operating activities
Net income	$920,044	$180,120
Add (deduct) items not affecting cash during the year
Stock-based compensation	135,426	71,955
Undistributed net income of subsidiaries	(816,523)	(15,864)
Exercise of stock options tax benefit	3,461	110,157
Net gain on securities available for sale	—	(25,652)
Net gain on sale of other investments	(22,361)	—
Changes in assets/liabilities, net
(Increase) decrease in other assets	(293,384)	(7,694,665)
Increase (decrease) in other liabilities	26,368	(127,565)

Net cash (used for) operating activities	(46,969)	(7,501,514)

Cash flows from investing activities
Proceeds of securities available for sale	—	111,127
Proceeds from sale of other investments	73,431	—

Net cash provided by investing activities	73,431	111,127

Cash flows from financing activities
Proceeds from exercise of stock options	6,820	150,970
Proceeds from (repayment of) other borrowings	(5,000,000)	5,000,000
Stock repurchases	—	(28,800)
Private placement issuance of stock, net of costs	—	8,227,349
Cash dividends paid	(546,876)	(446,012)

Net cash provided by (used for) financing activities	(5,540,056)	12,903,507

Increase (decrease) in cash and cash equivalents	(5,513,594)	5,513,120
Cash and cash equivalents at beginning of year	5,641,457	128,337

Cash and cash equivalents at end of year	$127,863	$5,641,457

* * * * *

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

Part III

The Company will file a definitive proxy statement for its 2008 Annual Meeting of Shareholders pursuant to Regulation 14A (the “2008 Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB (i.e., by April 29, 2008); accordingly, certain information that is required under Part III of this annual report on Form 10-KSB is omitted from this report and will be included in the Proxy Statement, and is incorporated herein by reference to the Proxy Statement.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information concerning our Directors, Executive Officers, Promoters, Control Persons and Corporate Governance, as well as Compliance with Section 16(a) of the Exchange Act and any other information required by this Item 9, shall be included in the 2008 Proxy Statement and is hereby incorporated herein by reference.

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

The information concerning Executive Compensation required by this Item 10 shall be included in the 2008 Proxy Statement and is hereby incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 11 shall be included in the 2008 Proxy Statement and is hereby incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions required by this Item 12 shall be included in the 2008 Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibits:

3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.3	Amendment to 1987 Employees’ Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Company’s Form 10-K for 1990 filed March 30, 1991.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-KSB for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 9, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 10-KSB filed on June 9, 2006.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.12	Limited Alternative Stock Appreciation Right Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on August 28, 2006.)

10.13	Loan Agreement between Heritage Bankshares, Inc. and Cardinal Bank dated September 28, 2006. (Incorporated herein by reference to the Company’s Form 8-K filed on October 3, 2006.)

10.14	Note made by Heritage Bankshares, Inc. to Cardinal Bank dated September 28, 2006. (Incorporated herein by reference to the Company’s Form 8-K filed on October 3, 2006.)

*10.15	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2006.)

Exhibits:

*10.16	Heritage 2006 Equity Incentive Plan. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2006.)

10.17	Amended and Restated Deed of Lease between Heritage Bank and Dominion Enterprises dated November 21, 2006. (Incorporated herein by reference to the Company’s Form 10-KSB filed on March 30, 2007.)

10.18	Construction Contract between Heritage Bankshares, Inc. and Meredith Construction Company, Inc. dated October 25, 2007. (Incorporated herein by reference to the Company’s Form 8-K filed on October 26, 2007.)

16.1	Letter from PKF Witt Mares, PLC to the Securities & Exchange Commission, dated December 29, 2005. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2005.)

21.1	Subsidiaries of the Registrant

23.2	Consent of Elliott Davis LLC

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning Principal Accountant Fees and Services required by this Item 14 shall be included in the 2008 Proxy Statement and is hereby incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: February 27, 2008	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2008	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer
(Principal Executive Officer) and Director

February 27, 2008	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 27, 2008	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

February 27, 2008	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

February 27, 2008	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

February 27, 2008	/s/ James A. Cummings
James A. Cummings,
Director

February 27, 2008	/s/ Wendell C. Franklin
Wendell C. Franklin,
Director

February 27, 2008	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

February 27, 2008	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

February 27, 2008	/s/ David L. Kaufman
David L. Kaufman,
Director

February 27, 2008	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

February 27, 2008	/s/ L. Allan Parrott
L. Allan Parrott,
Director

February 27, 2008	/s/ Ross C. Reeves
Ross C. Reeves,
Director

February 27, 2008	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director

February 27, 2008	/s/ Howard M. Webb
Howard M. Webb,
Director

February 27, 2008	/s/ Barbara Zoby
Barbara Zoby,
Director