Form 10-Q
period 2008-03-31
HERITAGE BANKSHARES INC /VA
filed 2008-05-13
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

(Address of principal executive office)

(757) 648-1700

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,278,652 shares of the registrant’s common stock were outstanding as of April 30, 2008.

Part I. FINANCIAL INFORMATION

Item 1	- Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$6,322	$5,463
Federal funds sold	17,255	8,957
Securities available for sale, at fair value (adjusted cost of $37,184 and $37,790, respectively)	38,182	38,115
Securities held to maturity, at cost (fair value approximately $593 and $696, respectively)	576	676
Loans, net
Held for investment, net of allowance for loan losses of $1,492 and $1,400, respectively	160,038	153,850
Held for sale	279	878
Accrued interest receivable	725	812
Stock in Federal Reserve Bank, at cost	313	313
Stock in Federal Home Loan Bank of Atlanta, at cost	668	716
Premises and equipment, net	10,618	9,963
Other assets	1,022	1,503

Total assets	$235,998	$221,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$60,940	$48,390
Interest-bearing	140,531	137,624

Total deposits	201,471	186,014

Federal Home Loan Bank Advance	5,000	7,000
Securities sold under agreements to repurchase	2,062	1,131
Other borrowings	50	50
Accrued interest payable	304	321
Other liabilities	1,594	1,605

Total liabilities	210,481	196,121

Stockholders’ equity
Common stock, $5 par value—authorized 3,000,000 shares; issued and outstanding:
At March 31, 2008, 2,278,652 shares;
At December 31, 2007, 2,278,652 shares	11,393	11,393
Additional paid-in capital	6,210	6,173
Retained earnings	7,256	7,345
Accumulated other comprehensive income, net	658	214

Total stockholders' equity	25,517	25,125

Total liabilities and stockholders’ equity	$235,998	$221,246

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2008	2007
	(in thousands, except per share data)
Interest income
Loans and fees on loans	$2,517	$2,443
Taxable investment securities	463	404
Nontaxable investment securities	13	12
Dividends on FRB and FHLB stock	18	11
Interest on federal funds sold	39	289
Other interest income	2	3

Total interest income	3,052	3,162

Interest expense
Deposits	1,056	1,270
Borrowings	108	39

Total interest expense	1,164	1,309

Net interest income	1,888	1,853

Provision for loan losses	—	2

Net interest income after provision for loan losses	1,888	1,851

Noninterest income
Service charges on deposit accounts	107	126
Gains on sale of loans held for sale, net	45	30
Gain on sale of investment securities	5	1
Late charges and other fees on loans	11	15
Other	72	76

Total noninterest income	240	248

Noninterest expense
Compensation	1,072	1,112
Data processing	135	130
Occupancy	214	139
Furniture and equipment	149	127
Taxes and licenses	68	54
Professional fees	95	90
Marketing	37	41
Telephone	26	35
Stationery and supplies	20	32
Other	230	189

Total noninterest expense	2,046	1,949

Income before provision for income taxes	82	150

Provision for income taxes	35	50

Net income	$47	$100

Earnings per common share
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Dividends per share	$0.06	$0.06

Weighted average shares outstanding—basic	2,278,652	2,278,362
Effect of dilutive stock options	—	—

Weighted average shares outstanding—assuming dilution	2,278,652	2,278,362

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$47	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2
Amortization (accretion) of loan yield adjustments, net	98	123
Depreciation, amortization and accretion, net	57	(146)
Stock-based compensation	37	32
Exercise of stock options tax benefit	—	3
Net gains on sale of:
Securities	(5)	(1)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	339	(156)
Increase (decrease) in interest payable and other liabilities	(21)	197
Decrease in loans held for sale	599	233

Net cash provided by operating activities	1,151	387

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	1,338	27,605
Proceeds from maturities and principal repayments of securities held to maturity	105	1
Purchases of securities available for sale	(654)	(39,825)
Proceeds from sales of securities available for sale	—	14,816
Net increase in loans held for investment	(6,286)	(206)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,215)	(675)
Redemption of Federal Home Loan Bank stock	1,263	683
Purchases of premises and equipment	(796)	(679)

Net cash provided by/(used for) investing activities	(6,245)	1,720

Cash flows from financing activities:
Proceeds from exercise of stock options	—	7
Net increase (decrease) in deposits	15,457	(4,595)
Proceeds from Federal Home Loan Bank advances	27,000	—
Repayments of Federal Home Loan Bank advances	(29,000)	—
Net increase (decrease) in securities sold under agreements to repurchase	931	(1,754)
Repayment of other borrowings	—	(5,000)
Cash dividends paid	(137)	(137)

Net cash provided by (used for) financing activities	14,251	(11,479)

Increase (decrease) in cash and cash equivalents	9,157	(9,372)

Cash and cash equivalents, beginning of period	14,420	27,189

Cash and cash equivalents, end of period	$23,577	$17,817

Supplemental disclosure:
Interest paid	$1,181	$1,325
Income taxes paid	$130	$—

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 1 – Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiary, Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiaries. The Company’s only subsidiary, Heritage Bank (the “Bank”), is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For additional financial information regarding the Company, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

All options granted will become exercisable earlier upon a change in control (as defined in the 2006 Incentive Plan) of the Company. The options may also become exercisable earlier upon the optionee's retirement, disability or death, and in the case of an optionee who is an employee, the optionee's termination without cause or resignation for good reason. No option may be exercised after ten (10) years from the date of grant.

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

	Year Ended December 31,
	2007	2006
Expected dividend yield	1.6%	1.5%
Expected stock price volatility	21.2%	19.9%
Risk-free interest rate	3.76%	4.62%
Expected life of options	6.5 years	6.5 years
Weighted average fair value of options granted during the period	$3.54	$3.86

The following table presents a summary of stock option activity during 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2008	297,600	$14.08
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at March 31, 2008	297,600	$14.08	7.0	$283

Exercisable at March 31, 2008	142,000	$12.58	5.1	$283

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

There were no options exercised during the three months ended March 31, 2008. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $10,180. Cash received from option exercises during the first quarter of 2007 was $6,820. No options vested during the first quarter of 2008 or the first quarter of 2007.

The amount charged against income, before income tax benefit of $3,740, in relation to the stock-based payment arrangement, was $37,125 for the three months ended March 31, 2008. The amount charged against income, before income tax benefit of $4,469, in relation to the stock-based payment arrangement was $32,403 for the three months ended March 31, 2007. At March 31, 2008, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $486,630 and is currently expected to be recognized over a weighted average period of 1.8 years as follows:

Stock-Based Compensation Expense
(in thousands)
At March 31, 2008:
2008	$113
2009	147
2010	142
2011	73
2012	12

Total	$487

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

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Unrealized holding gains on available-for-sale securities	$673	$45
Tax effect	(229)	(15)

Net of tax amount	$444	$30

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$47	$100
Weighted average shares outstanding (denominator)	2,278,652	2,278,362
Earnings per common share – basic	$0.02	$0.04
Effect of dilutive securities
Weighted average shares outstanding during the period	2,278,652	2,278,362
Effect of dilutive stock options	—	—

Weighted diluted average shares outstanding (denominator) during the period	2,278,652	2,278,362

Earnings per common share – assuming dilution	$0.02	$0.04

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

Note 5 – Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair Value Hierarchy

SFAS 157 utilizes three levels of inputs that may be used to measure fair value:

Level 1: Valuation is based on quoted prices in active markets for identical assets or liabilities.

Level 2: Valuation is based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 2 securities include Treasury notes and bills, mortgage-backed securities issued by government sponsored entities, municipal bonds, and other securities issued by government sponsored agencies.

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans which are deemed to be impaired are valued according to FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value, and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3. The Company had no impaired loans at March 31, 2008.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs. The Company had no foreclosed assets at March 31, 2008.

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

Assets Recorded at Fair Value on a Recurring Basis

March 31, 2008 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$38,182	$—	$38,182	$—
Total Assets at Fair Value	$38,182	$—	$38,182	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

March 31, 2008 in thousands	Total	Level 1	Level 2	Level 3
Loans	$—	$—	$—	$—
Total Assets at Fair Value	$—	$—	$—	$—

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our 2007 annual report on Form 10-KSB, filed February 29, 2008.

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

Financial Condition of the Company at March 31, 2008

Total Assets. The Company’s total assets increased by $24.2 million, or 11.4%, from $211.8 million at March 31, 2007 to $236.0 million at March 31, 2008. The increase in assets resulted primarily from a $19.8 million, or 14.2%, increase in the ending balance of loans held for investment.

Funds Sold and Investment Securities. Total federal funds sold and investment securities available for sale were $55.4 million at March 31, 2008, compared to $53.2 million at March 31, 2007.

Loans. Loans held for investment, net, at March 31, 2008 were $160.0 million, which represents an increase of $19.8 million, or 14.2%, from the loan balance of $140.2 million at March 31, 2007.

Asset Quality. The Company’s total nonperforming assets decreased to $36,000, or 0.02% of assets, at March 31, 2008, compared to $188,000, or 0.09% of assets, at March 31, 2007, attributable to a decrease in the balance of nonaccrual loans. At March 31, 2008, loans delinquent less than 90 days were $13,000, or 0.01% of total gross loans held for investment, compared to $60,000, or 0.04% of total gross loans at the comparable quarter in 2007. Total loans delinquent at March 31, 2008 were $49,000, or 0.03%, of gross loans held for investment, compared to $248,000, or 0.18%, at March 31, 2007.

Deposits. Driven by growth in core deposits, total ending deposit balances increased by $17.7 million, or 9.6%, from $183.8 million at March 31, 2007 to $201.5 million at March 31, 2008. Core deposits, which are comprised of checking, savings and money market accounts, increased by $22.5 million, or 17.7%, from $126.9 million at March 31, 2007 to $149.4 million at March 31, 2008. This increase in core deposits was partially offset by a $4.8 million decrease in certificate of deposit balances.

Average total deposits decreased by $1.6 million, or 0.90%, from $184.1 million during the three months ended March 31, 2007 to $182.5 million during the three months ended March 31, 2008. Average core deposits increased by $9.7 million, offset by a $11.3 million decrease in average balances of certificate of deposits, between the comparable quarters.

Borrowed Funds. Borrowed funds increased by $5.1 million, from $2.0 million at March 31, 2007 to $7.1 million at March 31, 2008, primarily due to a $5.0 million FHLB intermediate term advance at a fixed rate of 2.40% in the first quarter of 2008.

Capital. Stockholders’ equity increased by $1.1 million, or 4.4%, from $24.4 million at March 31, 2007 to $25.5 million at March 31, 2008. Stockholders’ equity increased primarily as a result of a $320,000 increase in retained earnings, and a $617,000 increase in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio, resulting from a decrease in interest rates.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At March 31,
	2008	2007
	(in thousands)
Nonaccrual loans (1)	$—	$162
Accruing loans past due 90 days or more	36	26

Total nonperforming loans	36	188
Real estate owned, net	—	—

Total nonperforming assets	$36	$188

(1)	Includes $162,000 in restructured loans at March 31, 2007. There were no restructured loans at March 31, 2008.

A summary of the activity in the allowance for loan losses account is as follows:

	At March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$1,400	$1,373
Provision for loan losses	—	2
Loans charged-off	—	(8)
Recoveries	92	6

Balance, end of period	$1,492	$1,373

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Overview. The Company’s pretax income was $82,000 for the first quarter of 2008, compared to a pretax income of $150,000 for the first quarter of 2007, a decrease of $68,000. Compared to the first quarter of 2007, net interest income increased by $35,000, provision for loan losses decreased by $2,000, noninterest income decreased by $8,000, and noninterest expense increased by $97,000. Net income, after tax, was $47,000, or $0.02 per diluted share, for the three months ended March 31, 2008, compared to a net income, after tax, of $100,000, or $0.04 per diluted share, for the three months ended March 31, 2007.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $35,000 in the first quarter of 2008 compared to the first quarter of 2007. This increase in net interest income was primarily attributable to a 19 basis point increase in the net interest spread, from 2.60% in the three months ended March 31, 2007 to 2.79% in the three months ended March 31, 2008. The net interest margin decreased by 8 basis points, from 3.77% to 3.69% during the comparable periods primarily as a result of the impact of a $5.5 million increase in average interest-earning assets, offset by a $7.8 million increase in average interest-bearing liabilities and a $122,000 decrease in average noninterest-bearing deposits.

Provision for Loan Losses. There was no provision for loan losses in the first quarter of 2008 compared to a $2,000 provision in the first quarter of 2007.

Noninterest Income. Total noninterest income decreased by $8,000, from $248,000 in the first quarter of 2007 to $240,000 in the first quarter of 2008.

Noninterest Expense. Total noninterest expense increased by $97,000, from $1.95 million in the first quarter of 2007 to $2.05 million in the first quarter of 2008. This increase in noninterest expense was driven by a $97,000 increase in occupancy—related expense attributable primarily to our new Downtown office and to a $20,000 charge taken upon the relocation of the Bank’s Little Neck office to the new Lynnhaven office, and a $48,000 increase in courier expense. These increases were partially offset by a $40,000 decrease in compensation expense related largely to lower salary and benefit costs in the first quarter of 2008, compared to the comparable quarter in 2007.

Income Taxes. The Company’s income tax expense for the quarter ended March 31, 2008 was $35,000, which represented an effective tax rate of 43.0%, compared to income tax expense of $50,000 for the first quarter of 2007, which represented an effective tax rate of 33.0%. The effective tax rate increased in the first quarter of 2008 due to a higher percentage of net non-deductible items relative to pre-tax income.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At March 31, 2008	At March 31, 2007
	(in thousands)
Commitments to extend credit	$45,613	$39,514
Standby letters of credit	2,533	1,891
Commitments to sell loans	1,064	2,002

	$49,210	$43,407

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2008, cash and cash equivalents were $23.6 million, an increase of $9.2 million from $14.4 million at December 31, 2007. The increase was primarily attributable to an increase in total deposit balances.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At March 31, 2008, the balance of the available-for-sale investment portfolio was $38.2 million, compared to a $38.1 million balance at December 31, 2007. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $25.5 million at March 31, 2008, approximately the same as at December 31, 2007. At March 31, 2008, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 effective January 1, 2008, but is not applying this fair value option to any instruments currently.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Because companies use derivative instruments to manage certain financial risks, SFAS No. 161 is designed to provide qualitative and quantitative information to users of financial statements regarding the purpose and use of derivative instruments, how the company is accounting for these instruments, and how these derivative instruments affect the company’s financial position, performance, and cash flows. According to SFAS No. 161, disclosures of derivative instruments must be in a tabular format, must segregate the instruments as to use, must include fair values of derivative instruments, as well as their related gains or losses, and must be cross-referenced in the footnotes as to the location within the financial statements. SFAS No. 161 is effective for the Company on January 1, 2009. As of March 31, 2008, the Company carried no derivative instruments on its balance sheet and had no derivative activity during the quarter.

Subsequent Events

None.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 3.

Item 4T	Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Company management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of March 31, 2008 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

May 12, 2008	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

May 12, 2008	/s/ John O. Guthrie
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