Form 10-Q
period 2008-06-30
HERITAGE BANKSHARES INC /VA
filed 2008-08-12
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,278,652 shares of the registrant’s common stock were outstanding as of July 31, 2008.

Part I. FINANCIAL INFORMATION

Item 1	- Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$9,020	$5,463
Federal funds sold	8,049	8,957
Securities available for sale, at fair value (adjusted cost of $ 37,391 and $37,790, respectively)	37,940	38,115
Securities held to maturity, at cost (fair value approximately $ 579 and $696, respectively)	575	676
Loans, net
Held for investment, net of allowance for loan losses of $ 1,592 and $1,400, respectively	166,047	153,850
Held for sale	417	878
Accrued interest receivable	704	812
Stock in Federal Reserve Bank, at cost	320	313
Stock in Federal Home Loan Bank of Atlanta, at cost	983	716
Premises and equipment, net	11,090	9,963
Other assets	1,249	1,503

Total assets	$236,394	$221,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$58,896	$48,390
Interest-bearing	136,417	137,624

Total deposits	195,313	186,014

Federal Home Loan Bank Advances	13,000	7,000
Securities sold under agreements to repurchase	919	1,131
Other borrowings	50	50
Accrued interest payable	247	321
Other liabilities	1,560	1,605

Total liabilities	$211,089	$196,121

Stockholders’ equity
Common stock, $5 par value—authorized 3,000,000 shares; issued and outstanding: At June 30, 2008, 2,278,652 shares; At December 31, 2007, 2,278,652 shares	11,393	11,393
Additional paid-in capital	6,247	6,173
Retained earnings	7,303	7,345
Accumulated other comprehensive income, net	362	214

Total stockholders’ equity	25,305	25,125

Total liabilities and stockholders’ equity	$236,394	$221,246

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,426	$2,479	$4,943	$4,922
Taxable investment securities	441	519	905	922
Nontaxable investment securities	13	12	25	25
Dividends on FRB and FHLB stock	14	11	32	22
Interest on federal funds sold	43	108	82	397
Other interest income	1	3	3	6

Total interest income	2,938	3,132	5,990	6,294

Interest expense
Deposits	874	1,241	1,931	2,511
Borrowings	39	18	146	57

Total interest expense	913	1,259	2,077	2,568
Net interest income	2,025	1,873	3,913	3,726
Provision for loan losses	—	—	—	2

Net interest income after provision for loan losses	2,025	1,873	3,913	3,724

Noninterest income
Service charges on deposit accounts	99	128	205	254
Gains on sale of loans held for sale, net	23	53	68	83
Gain on sale of investment securities	—	—	5	1
Late charges and other fees on loans	21	24	33	39
Other	72	106	153	190

Total noninterest income	215	311	464	567

Noninterest expense
Compensation	1,012	1,050	2,084	2,161
Data processing	141	130	276	260
Occupancy	192	160	406	300
Furniture and equipment	140	123	288	251
Taxes and licenses	64	55	132	109
Professional fees	65	130	160	220
Marketing	40	45	77	85
Telephone	25	29	51	64
Stationery and supplies	26	37	45	69
Other	247	217	487	414

Total noninterest expense	1,952	1,976	4,006	3,933

Income before provision for income taxes	288	208	371	358
Provision for income taxes	104	69	140	119

Net income	$184	$139	$231	$239

Earnings per common share
Basic	$0.08	$0.06	$0.10	$0.10

Diluted	$0.08	$0.06	$0.10	$0.10

Dividends per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding—basic	2,278,652	2,278,652	2,278,652	2,278,507
Effect of dilutive stock options	—	—	—	—

Weighted average shares outstanding—assuming dilution	2,278,652	2,278,652	2,278,652	2,278,507

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$231	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2
Amortization of loan yield adjustments, net	203	253
Depreciation, amortization and accretion, net	120	(136)
Stock-based compensation	74	65
Exercise of stock options tax benefit	—	3
Net gains on sale of:
Securities	(5)	(1)
Other Assets	—	(20)
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	286	(279)
Increase (decrease) in other liabilities	(115)	530
Decrease in loans held for sale	461	190

Net cash provided by operating activities	1,255	846

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	6,774	30,589
Proceeds from maturities, calls and principal repayments of securities held to maturity	106	1
Purchases of securities available for sale	(6,219)	(40,823)
Proceeds from sales of securities available for sale	—	14,816
Proceeds from sale of other assets	—	64
Net increase in loans held for investment	(12,400)	(4,130)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,807)	(810)
Redemption of Federal Home Loan Bank stock	1,533	818
Purchases of premises and equipment	(1,407)	(2,432)

Net cash (used for) investing activities	(13,420)	(1,907)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	7
Net increase in deposits	9,299	1,301
Proceeds from Federal Home Loan Bank advances	41,000	18,000
Repayments of Federal Home Loan Bank advances	(35,000)	(18,000)
Net decrease in securities sold under agreements to repurchase	(212)	(2,866)
Repayment of other borrowings	—	(5,000)
Cash dividends paid	(273)	(273)

Net cash provided by (used for) financing activities	14,814	(6,831)

(Decrease) increase in cash equivalents	2,649	(7,892)
Cash and cash equivalents, beginning of period	14,420	27,189

Cash and cash equivalents, end of period	$17,069	$19,297

Supplemental disclosure:
Interest paid	$2,151	$2,648
Income taxes paid	$130	$110

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

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiary. The Company’s only subsidiary, Heritage Bank (the “Bank”), is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia.

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

	Year Ended December 31,
	2007	2006
Expected dividend yield	1.6%	1.5%
Expected stock price volatility	21.2%	19.9%
Risk-free interest rate	3.76%	4.62%
Expected life of options	6.5 years	6.5 years
Weighted average fair value of options granted during the period	$3.54	$3.86

The following table presents a summary of stock option activity during 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2008	297,600	$14.08
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2008	297,600	$14.08	6.8	$500

Exercisable at June 30, 2008	142,000	$12.58	4.9	$445

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

There were no options exercised during the six months ended June 30, 2008. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 was $10,180. Cash received from option exercises during the first six months of 2007 was $6,820. No options vested during the first six months of 2008 or the first six months of 2007.

The amount charged against income, before income tax benefit of $7,542, in relation to the stock-based payment arrangement, was $74,432 for the six months ended June 30, 2008. The amount charged against income, before income tax benefit of $8,988, in relation to the stock-based payment arrangement was $65,166 for the six months ended June 30, 2007. At June 30, 2008, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $449,323 and is currently expected to be recognized over a weighted average period of 1.6 years as follows:

Stock-Based Compensation Expense
(in thousands)
At June 30, 2008:
2008	$75
2009	147
2010	142
2011	73
2012	12

Total	$449

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

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(449)	$(194)	$224	$(150)
Tax effect	153	66	(76)	51

Net of tax amount	$(296)	$(128)	$148	$(99)

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$184	$139	$231	$239
Weighted average shares outstanding (denominator)	2,278,652	2,278,652	2,278,652	2,278,507
Earnings per common share-basic	$0.08	$0.06	$0.10	$0.10
Effect of dilutive securities
Weighted average shares outstanding during the period	2,278,652	2,278,652	2,278,652	2,278,507
Effect of dilutive stock options	—	—	—	—

Weighted diluted average shares outstanding (denominator) during the period	2,278,652	2,278,652	2,278,652	2,278,507

Earnings per common share-assuming dilution	$0.08	$0.06	$0.10	$0.10

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

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans which are deemed to be impaired are valued according to FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value, and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3. The Company had no impaired loans at June 30, 2008.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs. The Company had no foreclosed assets at June 30, 2008.

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

Assets Recorded at Fair Value on a Recurring Basis

June 30, 2008
in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$37,940	$—	$37,940	$—
Total Assets at Fair Value	$37,940	$—	$37,940	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

June 30, 2008
in thousands	Total	Level 1	Level 2	Level 3
Loans	$—	$—	$—	$—
Total Assets at Fair Value	$—	$—	$—	$—

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition of the Company at June 30, 2008

Total Assets. The Company’s total assets at June 30, 2008 were $236.4 million, an increase of $15.1 million, or 6.8%, from $221.3 million at December 31, 2007, and an increase of $19.6 million, or 9.0%, from $216.8 million at June 30, 2007. The increase in assets in both periods was primarily attributable to an increase in the ending balance of loans held for investment.

Funds Sold and Investment Securities. Total federal funds sold and investment securities available for sale were $46.0 million at June 30, 2008, reflecting a decrease of $1.1 million, or 2.3%, when compared to a combined balance of $47.1 million at December 31, 2007, and reflecting a decrease of $7.0 million, or 13.2%, when compared to the combined balance of $53.0 million at June 30, 2007.

Loans. Loans held for investment, net, at June 30, 2008 were $166.1 million, which represents an increase of $12.2 million, or 7.9%, from the $153.9 million balance at December 31, 2007, and an increase of $22.1 million, or 15.3%, from the $144.0 million balance at June 30, 2007.

Asset Quality. The Company’s total nonperforming assets decreased to $36,000, or 0.02% of assets, at June 30, 2008, compared to $163,000, or 0.07% of assets, at December 31, 2007, and $187,000, or 0.09% of assets, at June 30, 2007. The decrease in both periods was attributable to a decrease in the balance of nonaccrual loans.

Deposits. Driven by growth in core deposits, which are comprised of checking, savings and money market accounts, total deposits increased by $9.3 million, or 4.9%, from $186.0 million at December 31, 2007 to $195.3 million at June 30, 2008. Core deposits increased by $8.3 million, or 6.8%, from $134.4 million at December 31, 2007 to $142.7 million at June 30, 2008. Total deposits increased by $5.6 million, or 3.0%, from $189.7 million at June 30, 2007 to $195.3 million at June 30, 2008. Core deposits increased by $5.1 million, or 3.7%, from $137.6 million at June 30, 2007 to $142.7 million at June 30, 2008.

Average total deposits increased by $6.4 million, or 3.5%, from $183.7 million during the six months ended June 30, 2007 to $190.1 million during the six months ended June 30, 2008. Average core deposits increased by $13.0 million, offset by a $6.6 million decrease in the average balance of certificates of deposit, between the comparable six month periods.

Borrowed Funds. Total borrowed funds increased from $8.2 million at December 31, 2007, and from $900,000 at June 30, 2007, to $14.0 million at June 30, 2008. The increases in both periods were primarily attributable to additional FHLB advances obtained to fund asset growth in addition to the growth that can be achieved through the increase in deposit balances.

Capital. Stockholders’ equity was $25.3 million at June 30, 2008, compared to $25.1 million at December 31, 2007, and increased by $1.0 million, or 3.9%, from $24.3 million at June 30, 2007. Stockholders’ equity for the twelve month period ended June 30, 2008 increased primarily as a result of a $366,000 increase in retained earnings and a $448,000 increase in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At June 30,
	2008	2007
	(in thousands)
Nonaccrual loans (1)	$—	$187
Accruing loans past due 90 days or more	36	—

Total nonperforming loans	36	187
Real estate owned, net	—	—

Total nonperforming assets	$36	$187

(1)	Includes $145 thousand in restructured loans at June 30, 2007. There were no restructured loans at June 30, 2008.

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Balance, beginning of period	$1,492	$1,373	$1,400	$1,373
Provision for loan losses	—	—	—	2
Loans charged-off	(1)	—	(1)	(8)
Recoveries	101	9	193	15

Balance, end of period	$1,592	$1,382	$1,592	$1,382

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Overview. The Company’s pretax income was $288,000 for the second quarter of 2008, compared to a pretax income of $208,000 for the second quarter of 2007. Compared to the second quarter of 2007, net interest income increased by $152,000, noninterest income decreased by $96,000 and noninterest expense decreased by $24,000. Net income, after tax, was $184,000, or $0.08 per diluted share, for the three months ended June 30, 2008, compared to a net income, after tax, of $139,000, or $0.06 per diluted share, for the three months ended June 30, 2007.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $152,000 in the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily attributable to an increase of $18.1 million in the average balance of interest-earning assets, which more than offset an increase of $15.1 million in average interest-bearing liabilities, plus an increase in net interest spread from 2.68% to 3.07%. Net interest margin decreased by 4 basis points, from 3.84% in the second quarter of 2007 to 3.80% in the second quarter of 2008.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2008 or for the three months ended June 30, 2007.

Noninterest Income. Total noninterest income decreased by $96,000, from $311,000 in the second quarter of 2007 to $215,000 in the second quarter of 2008. This decrease was primarily due to a decrease of $29,000 in service charges on deposits, a decrease of $30,000 in gains on sales of mortgage loans held for sale and the sale of an investment in the second quarter of 2007 which resulted in a gain of $20,500 that did not recur in 2008.

Noninterest Expense. Total noninterest expense decreased by $24,000. Decreases of $65,000 and $38,000 in professional fees and compensation expense, respectively, were largely offset by a $50,000 increase in courier expense and a $49,000 increase in occupancy, furniture and fixture expense.

Income Taxes. The Company’s income tax expense for the quarter ended June 30, 2008 was $104,000, which represented an effective tax rate of 36.2%, compared to income tax expense of $69,000 for the quarter ended June 30, 2007, which represented an effective tax rate of 33.5%. The effective tax rate increased due to a higher percentage of net non-deductible items relative to pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Overview. The Company’s pretax income was $371,000 for the first six months of 2008, compared to a pretax income of $358,000 for the first six months of 2007, an increase of $13,000. Compared to the first six months of 2007, net interest income increased by $187,000, provision for loan losses decreased by $2,000, noninterest income decreased by $103,000 and noninterest expense increased by $73,000. Net income, after tax, was $231,000, or $0.10 per diluted share, for the six months ended June 30, 2008, compared to after-tax net income of $239,000, or $0.10 per diluted share, for the six months ended June 30, 2007.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $187,000 for the first six months of 2008 compared to the first six months of 2007. This increase was primarily attributable to an $11.8 million increase in the average balance of interest-earning assets, and an increase in net interest spread from 2.64% to 2.93%. The net interest margin declined by 6 basis points, from 3.80% for the second quarter of 2007 to 3.74% for the second quarter of 2008.

Provision for Loan Losses. Provision for loan losses decreased by $2,000. No provision for loan losses was recorded in the six months ended June 30, 2008 while $2,000 was recorded in the first six months of 2007.

Noninterest Income. Total noninterest income decreased by $103,000, from $567,000 in the first six months of 2007 to $464,000 in the first six months of 2008. This decrease was primarily related to a $49,000 decrease in service charges on deposits, a $15,000 decrease in gains on sales of mortgage loans held for sale and a nonrecurring $20,500 gain related to the sale of an investment in 2007.

Noninterest Expense. Total noninterest expense increased by $73,000, from $3.9 million in the first six months of 2007 to $4.0 million in the first six months of 2008. Decreases of $77,000 and $60,000 in compensation expense and professional fees, respectively, were more than offset by increases of $143,000 in occupancy, furniture and fixture expense and $98,000 in courier expense.

Income Taxes. The Company’s income tax expense for the six months ended June 30, 2008 was $140,000, which represented an effective tax rate of 37.7%, compared to income tax expense for the six months ended June 30, 2007 of $119,000, which represented an effective tax rate of 33.3%. The effective tax rate increased due to a higher percentage of net non-deductible items relative to pre-tax income.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At June 30, 2008	At June 30, 2007
	(in thousands)
Commitments to extend credit	$47,266	$41,986
Standby letters of credit	2,450	1,289
Commitments to sell loans	1,652	864

	$51,368	$44,139

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2008, cash and cash equivalents were $ 17.1 million, an increase of $2.7 million from $14.4 million at December 31, 2007.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At June 30, 2008, the balance of the available-for-sale investment portfolio was $37.9 million, compared to a $38.1 million balance at December 31, 2007. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $25.3 million at June 30, 2008, compared to $25.1 million at December 31, 2007. At June 30, 2008, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Because companies use derivative instruments to manage certain financial risks, SFAS No. 161 is designed to provide qualitative and quantitative information to users of financial statements regarding the purpose and use of derivative instruments, how the company is accounting for these instruments, and how these derivative instruments affect the company’s financial position, performance, and cash flows. According to SFAS No. 161, disclosures of derivative instruments must be in a tabular format, must segregate the instruments as to use, must include fair values of derivative instruments, as well as their related gains or losses, and must be cross-referenced in the footnotes as to the location within the financial statements. SFAS No. 161 is effective for the Company on January 1, 2009. As of June 30, 2008, the Company carried no derivative instruments on its balance sheet and had no derivative activity during the quarter.

Subsequent Events

In July 2008, the Company sold approximately $28 million of FNMA and FHLMC balloon mortgage-backed securities, which yielded approximately 5%, and expects to record an after-tax gain on the sale of approximately $329,000 in the third quarter of 2008.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30 , 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of June 30, 2008 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

On June 16, 2008, the Company held its 2008 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, the Company’s shareholders (i) elected five nominated directors to the Board of Directors of the Company, and (ii) ratified the appointment of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2008.

More specifically, at the Annual Meeting the shareholders re-elected the following individuals to the Board of Directors for new three-year terms by the following vote:

Directors	Votes For	Votes Against	Broker Non-Votes / Abstentions
Wendell C. Franklin	1,662,426	14,892	—
F. Dudley Fulton	1,663,026	14,292	—
Ross C. Reeves	1,656,170	21,148	—
Howard M. Webb	1,663,026	14,292	—
Barbara Zoby	1,662,872	14,446	—

In addition, the term of office of the following directors continued after the Annual Meeting: Lisa F. Chandler, Stephen A. Johnsen, Thomas G. Johnson, III, Charles R. Malbon, Jr., L. Allan Parrott, Jr., Michael S. Ives, David L. Kaufman, James A. Cummings, Peter M. Meredith, Jr., and Harvey W. Roberts, III.

The vote on the ratification of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2008 was as follows:

Votes For	Votes Against	Broker Non-Votes / Abstentions
1,660,852	12,114	4,352

Item 5	Other Information

None

Item 6	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

August 12, 2008	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

August 12, 2008	/s/ John O. Guthrie
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