Form 10-Q
period 2008-09-30
HERITAGE BANKSHARES INC /VA
filed 2008-11-13
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,279,252 shares of the registrant’s common stock were outstanding as of October 31, 2008.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At September 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
	(in thousands, except share data)
ASSETS
Cash and due from banks	$11,699	$5,463
Federal funds sold	11,849	8,957
Securities available for sale, at fair value (adjusted cost of $37,311 and $37,790, respectively)	37,158	38,115
Securities held to maturity, at cost (fair value approximately $696 at December 31, 2007)	—	676
Loans, net
Held for investment, net of allowance for loan losses of $1,596 and $1,400, respectively	170,817	153,850
Held for sale	—	878
Accrued interest receivable	668	812
Stock in Federal Reserve Bank, at cost	321	313
Stock in Federal Home Loan Bank of Atlanta, at cost	623	716
Premises and equipment, net	11,519	9,963
Other assets	1,430	1,503

Total assets	$246,084	$221,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$65,135	$48,390
Interest-bearing	147,501	137,624

Total deposits	212,636	186,014

Federal Home Loan Bank Advances	5,000	7,000
Securities sold under agreements to repurchase	1,498	1,131
Other borrowings	—	50
Accrued interest payable	279	321
Other liabilities	1,526	1,605

Total liabilities	220,939	196,121

Stockholders’ equity
Common stock, $5 par value—authorized 3,000,000 shares; issued and outstanding:
At September 30, 2008, 2,279,252 shares;
At December 31, 2007, 2,278,652 shares	11,396	11,393
Additional paid-in capital	6,297	6,173
Retained earnings	7,552	7,345
Accumulated other comprehensive income (loss), net	(100)	214

Total stockholders’ equity	25,145	25,125

Total liabilities and stockholders’ equity	$246,084	$221,246

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,454	$2,530	$7,398	$7,452
Taxable investment securities	308	491	1,212	1,413
Nontaxable investment securities	7	13	33	38
Dividends on FRB and FHLB stock	10	11	42	33
Interest on federal funds sold	53	190	135	587
Other interest income	1	3	4	9

Total interest income	2,833	3,238	8,824	9,532

Interest expense
Deposits	816	1,335	2,748	3,845
Borrowings	53	11	199	68

Total interest expense	869	1,346	2,947	3,913

Net interest income	1,964	1,892	5,877	5,619

Provision for loan losses	68	102	68	105

Net interest income after provision for loan losses	1,896	1,790	5,809	5,514

Noninterest income
Service charges on deposit accounts	111	125	316	380
Late charges and other fees on loans	10	12	43	51
Gains on sale of loans held for sale, net	24	14	91	97
Gains on sale of investment securities	523	—	528	1
Gain on sale of fixed assets	1	529	1	529
Other	79	111	232	300

Total noninterest income	748	791	1,211	1,358

Noninterest expense
Compensation	1,007	1,002	3,090	3,163
Data processing	132	127	409	387
Occupancy	193	272	599	571
Furniture and equipment	131	136	419	387
Taxes and licenses	72	54	204	163
Professional fees	71	66	231	286
Marketing	32	37	109	122
Telephone	25	31	75	95
Stationery and supplies	12	39	58	108
Loss on disposal or impairment of fixed assets	68	61	68	61
Loss on sale of investment securities	10	—	10	—
Other	289	239	776	654

Total noninterest expense	2,042	2,064	6,048	5,997

Income before provision for income taxes	602	517	972	875

Provision for income taxes	216	172	355	291

Net income	$386	$345	$617	$584

Earnings per common share
Basic	$0.17	$0.15	$0.27	$0.26

Diluted	$0.17	$0.15	$0.27	$0.25

Dividends per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding—basic	2,278,840	2,278,652	2,278,715	2,278,555
Effect of dilutive stock options	18,223	20,878	16,151	16,038

Weighted average shares outstanding—assuming dilution	2,297,063	2,299,530	2,294,866	2,294,593

See notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net Income	$617	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for Loan Loss	68	105
Amortization of loan yield adjustments, net	314	365
Depreciation, amortization and accretion, net	226	(87)
Stock Based Compensation	123	97
Exercise of stock options tax benefit	1	3
Lease incentive	—	243
Net (Gains)Losses on sale of:
Securities	(518)	(1)
Other Assets	67	(489)
Changes in assets/liabilities, net
Decrease(Increase) in interest receivable and other assets	379	(189)
Increase(Decrease) in other liabilities	(115)	562
Decrease in loans held for sale	878	368

Net cash provided by operating activities	2,040	1,561

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	12,706	32,517
Proceeds from maturities and principal repayments of securities held to maturity	106	2
Purchases of securities available for sale	(40,748)	(40,823)
Proceeds from sales of securities available for sale	29,228	14,816
Proceeds from sales of securities held to maturity	569	—
Proceeds from sale of other assets	—	64
Net increase in loans held for investment	(17,349)	(3,880)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(2,078)	(810)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	2,163	818
Proceeds from sales of premises and equipment	7	737
Purchases of premises and equipment	(2,049)	(3,560)

Net cash provided by (used for) investing activities	(17,445)	(119)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	7
Net increase in deposits	26,622	16,795
Proceeds from Federal Home Loan Bank advances	49,000	18,000
Repayments of Federal Home Loan Bank advances	(51,000)	(18,000)
Net increase/(decrease) in securities sold under agreements to repurchase	367	(2,671)
Repayments of other borrowings	(50)	(5,000)
Cash dividends paid	(410)	(410)

Net cash provided by financing activities	24,533	8,721

Increase in cash and cash equivalents	9,128	10,163

Cash and cash equivalents, beginning of period	14,420	27,189

Cash and cash equivalents, end of period	$23,548	$37,352

Supplemental disclosure:
Interest paid	$2,991	$3,948
Income Taxes paid	$405	$345

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

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and overnight investments with the Federal Home Loan Bank.

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

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual loans under SFAS 114; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors under SFAS 5; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

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

Note 2 – Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed.

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

A total of 200,000 options are currently outstanding under the 2006 Incentive Plan. For purposes of determining the “fair value” under SFAS 123(R) of options granted under the 2006 Incentive Plan, the measurement date will be the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant, including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

All options granted will become exercisable earlier upon a change in control of the Company (as defined in the 2006 Incentive Plan). The options may also become exercisable earlier upon the optionee’s retirement, disability or death, or, in the case of an optionee who is an employee, the optionee’s termination without cause or resignation for good reason. No option may be exercised after ten (10) years from the date of grant.

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

	Year Ended December 31,
	2007	2006
Expected dividend yield	1.6%	1.5%
Expected stock price volatility	21.2%	19.9%
Risk-free interest rate	3.76%	4.62%
Expected life of options	6.5 years	6.5 years
Weighted average fair value of options granted during the period	$3.54	$3.86

The following table presents a summary of stock option activity during 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2008	297,600	$14.08
Granted	—	—
Exercised	(600)	7.25
Forfeited/expired	(2,000)	12.12

Outstanding at September 30, 2008	295,000	$14.10	6.5	$233

Exercisable at September 30, 2008	150,200	$12.78	4.8	$233

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $2,850. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $10,180. Cash received from option exercises during the first nine months of 2008 and 2007 was $4,350 and $6,820, respectively. During the first nine months of 2008 and first nine months of 2007, 8,800 and 4,800 options vested, respectively.

The amount charged against income, before income tax benefit of $11,395, in relation to the stock-based payment arrangement, was $122,854 for the nine months ended September 30, 2008. The amount charged against income, before income tax benefit of $12,997, in relation to the stock-based payment arrangement was $96,645 for the nine months ended September 30, 2007. At September 30, 2008, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $393,821 and is currently expected to be recognized over a weighted average period of 1.5 years as follows:

Stock-Based Compensation Expense
(in thousands)
At September 30, 2008:
2008	$37
2009	142
2010	138
2011	68
2012	9

Total	$394

Stock option awards granted under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan, such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability or, if the optionee is an employee of the Company, resignation for good reason or termination without cause. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above and unamortized stock-based compensation expense recognized at that time.

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(702)	$157	$(477)	$7
Tax effect	239	(53)	162	(2)

Net of tax amount	$(463)	$104	$(315)	$5

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$386	$345	$617	$584
Weighted average shares outstanding (denominator)	2,278,840	2,278,652	2,278,715	2,278,555
Earnings per common share-basic	$0.17	$0.15	$0.27	$0.26
Effect of dilutive securities
Weighted average shares outstanding during the period	2,278,840	2,278,652	2,278,715	2,278,555
Effect of dilutive stock options	18,223	20,878	16,151	16,038

Weighted diluted average shares outstanding (denominator) during the period	2,297,063	2,299,530	2,294,866	2,294,593

Earnings per common share-assuming dilution	$0.17	$0.15	$0.27	$0.25

Basic earnings per common share is calculated by dividing net income by the weighted number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense not yet recognized for in-the-money stock options pursuant to SFAS 123(R) (see Note 2 – Share-Based Compensation) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share calculation.

At September 30, 2008, the Company modified its computation of the impact of unrecognized compensation expense in its diluted earnings per share calculation so that the calculation includes only the effect of in-the-money stock options, as recognized pursuant to SFAS 123(R). The modification did not result in any changes to previously reported quarterly earnings per share; however, as a result of rounding, the modification resulted in an earnings per share figure of $0.25 per share for the nine months ended September 30, 2007, as compared to the previously reported figure of $0.26 per share for the period.

For the three months ended September 30, 2008 and September 30, 2007, options on 232,000 and 192,000 shares, respectively, were not included in the computation of diluted earnings per share because the effects of the options were antidilutive. For the nine months ended September 30, 2008 and September 30, 2007, options on an average of 219,333 and 145,333 shares, respectively, were not included in the computation of diluted earnings per share because the effects of the options were antidilutive.

Note 5 – Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair Value Hierarchy

SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1: Valuation is based on quoted prices in active markets for identical assets or liabilities.

Level 2: Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value is measured based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 2 securities include Treasury notes and bills, mortgage-backed securities issued by government sponsored entities, municipal bonds and other securities issued by government sponsored agencies.

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans which are deemed to be impaired are valued according to SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value, and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3. The Company had one impaired loan at September 30, 2008.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs. The Company had no foreclosed assets at September 30, 2008.

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

Assets Recorded at Fair Value on a Recurring Basis
September 30, 2008 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$37,158	$—	$37,158	$—

Total Assets at Fair Value	$37,158	$—	$37,158	$—

Assets Recorded at Fair Value on a Non-Recurring Basis
September 30, 2008 in thousands	Total	Level 1	Level 2	Level 3
Loans	$—	$—	$19	$—

Total Assets at Fair Value	$—	$—	$—	$—

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition of the Company at September 30, 2008

Total Assets. The Company’s total assets at September 30, 2008 were $246.1 million, an increase of $24.8 million, or 11.2%, from $221.3 million at December 31, 2007, and an increase of $13.0 million, or 5.6%, from $233.1 million at September 30, 2007. The increase in assets in both periods was primarily attributable to an increase in the ending balance of loans held for investment.

Funds Sold and Investment Securities. Total federal funds sold and investment securities available for sale were $49.0 million at September 30, 2008, reflecting an increase of $1.9 million, or 4.1%, when compared to a combined balance of $47.1 million at December 31, 2007, and reflecting a decrease of $20.0 million, or 29.0%, when compared to the combined balance of $69.0 million at September 30, 2007. The decrease in the combined balance of federal funds sold and securities available for sale between the nine months ended September 30, 2008 and September 30, 2007 was attributable primarily to increases in loan balances.

As previously disclosed, in July 2008 the Company sold approximately $28.5 million of FNMA and FHLMC balloon mortgage-backed securities (“MBS”), which yielded approximately 5% and had an estimated weighted average life to maturity of 2.0 years. This sale was consummated due to management concerns surrounding the financial viability of FNMA and FHLMC. Subsequent to our sale of these MBS, a series of U.S. government actions culminated in both FNMA and FHLMC being placed into conservatorship under the Federal Housing Finance Agency, as authorized by the enactment of the Housing and Economic Recovery Act of 2008 (the “HER Act”). After the HER Act was signed into law on July 30, 2008, the Company purchased and settled on approximately $33.4 million of FNMA and FHLMC mortgage-backed securities during the period beginning in early August and ending September 30, 2008. These purchases were comprised primarily of both new and very seasoned ten-year fully amortizing MBS with an approximate yield of 4.44% and estimated weighted average life to maturity of 2.6 years. At September 30, 2008, our balance of securities available for sale was $37.2 million, compared to a balance of $37.9 million at June 30, 2008.

Also during the third quarter of 2008, the Company sold $575,000 of investment securities classified as held-to-maturity. These securities were sold primarily due to ratings downgrades or increasing nonperforming asset levels. At September 30, 2008, the Company had no investment securities classified as held-to-maturity, compared to $575,000 in held-to-maturity investment securities at June 30, 2008.

Loans. Loans held for investment, net, at September 30, 2008 were $170.8 million, which represents an increase of $17.0 million, or 11.0%, from the $153.9 million balance at December 31, 2007, and an increase of $27.3 million, or 19.0%, from the $143.5 million balance at September 30, 2007.

Asset Quality. The Company’s total nonperforming assets decreased to $52,000, or 0.02% of assets, at September 30, 2008, compared to $163,000, or 0.07% of assets, at December 31, 2007, and $227,000, or 0.10% of assets, at September 30, 2007. The decrease in both periods was attributable to a decrease in the balance of nonaccrual loans.

Deposits. Driven by growth in core deposits, which are comprised of checking, savings and money market accounts, total deposits increased by $26.6 million, or 14.3%, from $186.0 million at December 31, 2007 to $212.6 million at September 30, 2008. Core deposits increased by $26.4 million, or 19.6%, from $134.4 million at December 31, 2007 to $160.8 million at September 30, 2008. Total deposits increased by $7.4 million, or 3.6%, from $205.2 million at September 30, 2007 to $212.6 million at September 30, 2008. Core deposits increased by $10.6 million, or 7.0%, from $150.2 million at September 30, 2007 to $160.8 million at September 30, 2008.

Average total deposits increased by $5.1 million, or 2.7%, from $186.0 million during the nine months ended September 30, 2007 to $191.1 million during the nine months ended September 30, 2008. Average core deposits increased by $9.7 million, offset by a $4.6 million decrease in the average balance of certificates of deposit, between the comparable nine-month periods.

Borrowed Funds. Total borrowed funds decreased by $1.7 million, from $8.2 million at December 31, 2007, to $6.5 million at September 30, 2008. Total borrowed funds increased by $5.4 million from our $1.1 million balance at September 30, 2007, primarily attributable to an additional FHLB advance obtained to fund asset growth in addition to the growth that was achieved through the increase in deposit balances.

Capital. Stockholders’ equity was $25.1 million at September 30, 2008 and December 31, 2007, and increased by $455,000, or 1.8%, from $24.7 million at September 30, 2007. Stockholders’ equity for the twelve-month period ended September 30, 2008 increased primarily as a result of a $570,000 increase in retained earnings and additional paid-in capital, offset by a $117,000 decrease in accumulated after-tax comprehensive income attributable to a decrease in the market value of the Company’s available-for-sale investment securities portfolio. At September 30, 2008, the Company had an equity to asset ratio of 10.2% and, based on the Bank’s regulatory capital ratios, was considered “well capitalized.”

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At September 30,
	2008	2007
	(in thousands)
Nonaccrual loans (1)	$44	$201
Accruing loans past due 90 days or more	8	26

Total nonperforming loans	52	227
Real estate owned, net	—	—

Total nonperforming assets	$52	$227

(1)	Includes $161 thousand in restructured loans at September 30, 2007. There were no restructured loans at September 30, 2008.

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Balance, beginning of period	$1,592	$1,382	$1,400	$1,373
Provision for loan losses	68	102	68	105
Loans charged-off	(57)	(102)	(58)	(111)
Recoveries	(7)	—	186	15

Balance, end of period	$1,596	$1,382	$1,596	$1,382

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Overview. The Company’s pretax income was $602,000 for the third quarter of 2008, compared to a pretax income of $517,000 for the third quarter of 2007. Compared to the third quarter of 2007, net interest income increased by $72,000, provision for loan losses decreased by $34,000, noninterest income decreased by $43,000 and noninterest expense decreased by $22,000. Net income, after tax, was $386,000, or $0.17 per diluted share, for the three months ended September 30, 2008, compared to a net income, after tax, of $345,000, or $0.15 per diluted share, for the three months ended September 30, 2007.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $72,000 in the third quarter of 2008 compared to the third quarter of 2007. This increase was primarily attributable to an increase in net interest spread from 2.58% to 3.06%. The net interest margin was 3.72% for the third quarter of both 2008 and 2007.

Provision for Loan Losses. The provision for loan losses decreased by $34,000, from $102,000 for the three months ended September 30, 2007 to $68,000 for the three months ended September 30, 2008.

Noninterest Income. Total noninterest income decreased by $43,000, from $791,000 in the third quarter of 2007 to $748,000 in the third quarter of 2008. This decrease was due to a decrease of $14,000 in service charges on deposits as well as a number of other miscellaneous items. As previously announced in July 2008, the Company recorded in the third quarter of 2008 a gain of $523,000 on the July 2008 sale of $28.5 million of FNMA and FHLMC mortgage-backed securities. This gain on sale in the third quarter of 2008 was offset by a $526,000 gain on the sale of the Bank’s Plume Street office in September 2007 that did not recur in 2008.

Noninterest Expense. Total noninterest expense was approximately $2.0 million for the third quarter of both 2008 and 2007.

Income Taxes. The Company’s income tax expense for the quarter ended September 30, 2008 was $216,000, which represented an effective tax rate of 35.9%, compared to income tax expense of $172,000 for the quarter ended September 30, 2007, which represented an effective tax rate of 33.3%.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Overview. The Company’s pretax income was $972,000 for the first nine months of 2008, compared to pretax income of $875,000 for the first nine months of 2007, an increase of $97,000. Compared to the first nine months of 2007, net interest income increased by $258,000, provision for loan losses decreased by $37,000, noninterest income decreased by $147,000 and noninterest expense increased by $51,000. Net income, after tax, was $617,000, or $0.27 per diluted share, for the nine months ended September 30, 2008, compared to after-tax net income of $584,000, or $0.25 per diluted share, for the nine months ended September 30, 2007.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $258,000 for the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily attributable to an increase in net interest spread from 2.61% to 2.97%. Our net interest margin declined by 4 basis points, from 3.78% for the first nine months of 2007 to 3.74% for the first nine months of 2008.

Provision for Loan Losses. Provision for loan losses decreased by $37,000, from $105,000 for the nine months ended September 30, 2007 to $68,000 for the nine months ended September 30, 2008.

Noninterest Income. Total noninterest income decreased by $147,000, from $1.4 million in the first nine months of 2007 to $1.2 million in the first nine months of 2008. This decrease was primarily related to a $64,000 decrease in service charges on deposits and nonrecurring gains of $22,000 related to sales of investments in subsidiaries in 2007.

Noninterest Expense. Total noninterest expense was approximately $6.0 million for both the nine month periods ended September 30, 2008 and 2007. An increase of $171,000 in courier expense in 2008 was partially offset by a $73,000 decrease in compensation expense and reductions in a variety of other operating expenses. The Company moved its courier operations in-house in October 2008 and expects future courier expense to decrease as a result of this initiative.

Income Taxes. The Company’s income tax expense for the nine months ended September 30, 2008 was $355,000, which represented an effective tax rate of 36.6%, compared to income tax expense for the nine months ended September 30, 2007 of $291,000, which represented an effective tax rate of 33.3%.

Commitments

The Company is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, standby letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in the consolidated balance sheets.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At September 30, 2008	At September 30, 2007
	(in thousands)
Commitments to extend credit	$45,449	$45,652
Standby letters of credit	2,167	1,744
Commitments to sell loans	—	656

	$47,616	$48,052

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2008, cash and cash equivalents were $23.5 million, an increase of $9.1 million from $14.4 million at December 31, 2007.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At September 30, 2008, the balance of the available-for-sale investment portfolio was $37.2 million, compared to a $38.1 million balance at December 31, 2007. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $25.1 million at September 30, 2008 as well as at December 31, 2007. As noted above, at September 30, 2008, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Because companies use derivative instruments to manage certain financial risks, SFAS No. 161 is designed to provide qualitative and quantitative information to users of financial statements regarding the purpose and use of derivative instruments, how the company is accounting for these instruments, and how these derivative instruments affect the company’s financial position, performance, and cash flows. According to SFAS No. 161, disclosures of derivative instruments must be in a tabular format, must segregate the instruments as to use, must include fair values of derivative instruments, as well as their related gains or losses, and must be cross-referenced in the footnotes as to the location within the financial statements. SFAS No. 161 is effective for the Company on January 1, 2009. As of September 30, 2008, the Company carried no derivative instruments on its balance sheet and had no derivative activity during the quarter.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 will have no effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (the “ September Press Release”) to provide clarifications on fair value accounting. The September Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors set forth in SEC Staff Accounting Bulletin (“SAB”) Topic 5M that should be considered when determining other-than-temporary impairment; the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 5), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP SFAS 157-3 is effective upon issuance, and covers prior periods for which financial statements have not been issued. For the Company, FSP SFAS 157-3 is effective commencing with the quarter ended September 30, 2008.

The Company considered the guidance in the September Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008, and determined that such guidance would not result in a change to the Company’s impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not at this time expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Developments

On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced the TARP Capital Purchase Program (the “Program”). The Program encourages U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the Program, the Treasury will purchase senior preferred shares from qualifying financial institutions and will receive warrants to purchase common stock of the institution. The senior preferred shares will qualify as Tier 1 capital for regulatory purposes and will rank senior to common stock. The Program is voluntary, and participants in the Program must comply with a number of restrictions and provisions, such as restrictions on the institution’s dividend and stock repurchase activities and adoption of the Treasury’s standards for executive compensation and corporate governance; these restrictions remain in place until the Treasury no longer holds any equity or debt securities of the institution.

At September 30, 2008, the Company had capital ratios in excess of those required to be considered “well-capitalized” under banking regulations. Nonetheless, the Company has determined to submit an application to participate in the Program prior to the November 14, 2008 deadline for public companies. We are submitting an application despite being well-capitalized because, if we are selected for participation in the Program and our Board ultimately decides to participate, we believe (i) the cost of capital under the Program may be lower than the cost of capital otherwise available to the Company at this time, and (ii) additional capital under the Program would provide the Company additional flexibility to meet future capital needs that may arise.

The minimum subscription amount available to a participating institution is one percent (1%) of risk-weighted assets, and the maximum subscription amount is the lesser of $25 billion or three percent (3%) of risk-weighted assets. If the Company participates in the Program, the minimum subscription amount would be approximately $1.9 million and the maximum subscription amount would be approximately $5.7 million. The Company will apply for $5.7 million under the Program.

We note that the Company has not yet made a decision to participate in the Program, even if our application is approved by the Treasury; rather, we have filed the application solely to preserve our option to participate if approved. Among other considerations, the terms of participation in the Program currently require the satisfaction of certain conditions (including the issuance of preferred stock – which is not at this time authorized under our charter – and perhaps registration of the securities issued to the Treasury) that we do not believe we could satisfy in a cost-effective manner by the currently prescribed deadline, which is 30 days after receipt from the Treasury of preliminary approval to participate. If these conditions are not waived or modified for companies our size, the burdens the conditions would impose on the Company will significantly impact our Board’s decision on whether or not to participate in the Program if approved.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and thus is not required to provide the information specified by this Item 3.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of September 30, 2008 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

November 13, 2008	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

November 13, 2008	/s/ John O. Guthrie
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