Form 10-K
period 2008-12-31
HERITAGE BANKSHARES INC /VA
filed 2009-03-26
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number (757) 648-1700

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $5.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $24,435,000, computed by reference to the sales price of the Common Stock of the Company on June 30, 2008 of $13.50 per share, and 1,810,000 shares of voting stock held by non-affiliates of the Company on June 30, 2008.

As of February 27, 2009, 2,279,252 shares of Common Stock of the Company, par value $5.00 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), currently scheduled for June 16, 2009, are incorporated by reference into Part III hereof.

PART I

As used in this annual report on Form 10-K, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this annual report on Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors.”

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

General

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiary, Heritage Bank. Since 1992, the Company has operated as a one bank holding company. The principal executive office of the Company is located at 150 Granby Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through Heritage Bank. Information concerning the Company and Heritage Bank may be found at www.heritagebankva.com.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business at 841 North Military Highway in Norfolk, Virginia on February 7, 1977. On December 31, 2008, the Bank had assets of $265.5 million, with total loans held for investment, net, of $176.6 million and deposits of $215.8 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2008, Sentinel Financial owned an interest in each of Infinex Investments, Inc. (formerly Bankers Investment Group, LLC), and Bankers Insurance, LLC, each of which offer various insurance and investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide various investment and insurance services to its customers. The Bank does not market insurance services to its customers at this time. In addition, at December 31, 2008, Sentinel Financial Group, Inc. owned other real estate owned, which had been acquired by the Bank earlier in the month.

IBV Real Estate Holdings, Inc., formerly a wholly-owned subsidiary of the Company that was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank, was voluntarily dissolved and terminated by the Company in 2008.

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

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2008, the Bank has a total of five retail offices located in the cities of Norfolk and Virginia Beach, Virginia. One of the Company’s Norfolk offices also includes a mortgage loan origination office.

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

Competition

The banking business in the MSA, and the Company’s principal market area, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2008, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.05%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2008, we employed 63 full-time equivalent employees.

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

Dividends. As a holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends to its shareholders depends upon the cash dividends it receives from the Bank. The Company must pay operating expenses from funds it receives from the Bank. Therefore, shareholders may receive cash dividends from the Company only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings, and permits dividends only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Virginia corporation, our payment of cash dividends also is subject to the restrictions under Virginia law on the declaration of cash dividends. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after paying such a cash dividend or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain preferential liquidation rights. (See “The Bank - Dividends” below for discussion regarding regulatory considerations for dividends payable by the Bank.)

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% plus $1.2 million must be maintained on aggregate balances in excess of $45.4 million. These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2008, the Bank met its reserve requirements.

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

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2008, the Bank was classified as “well-capitalized.”

Deposit Insurance. The Bank’s deposits are insured up to $250,000 per insured account by the Bank Insurance Fund of the FDIC. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV. The level of rates are subject to periodic adjustment by the FDIC. The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned.

On February 27, 2009, the FDIC approved a final rule that raises, beginning in the second quarter of 2009, the initial base assessment rate for deposit insurance premiums for well-managed, well-capitalized banks (Risk Category I) to 12 to 16 basis points. The initial base assessment rate for insured institutions that are classified in Risk Category II, III and IV was increased to 22, 32 and 45 basis points, respectively. In addition to the initial base assessment rates described above, there will be other adjustments to the base rates for insured institutions (either up or down) for various items including, but not limited to, levels of unsecured debt, secured liabilities and brokered deposits. Accordingly, the total assessment rate can range from 7 to 24 basis points for a Risk Category I institution; from 17 to 43 basis points for a Risk Category II institution; from 27 to 58 basis points for a Risk Category III institution; and from 40 to 77.5 basis points for a Risk Category IV institution. These total assessment rates are in addition to the approximately 1.0 to 1.2 basis point annual rates that institutions are assessed to pay the interest of Financing Corporation (FICO) bonds.

In addition, the FDIC adopted an interim rule imposing a 20 basis point special emergency assessment on every insured institution, to be assessed on June 30, 2009 but payable on September 30, 2009, and authorized the imposition of an additional 10 basis point special assessment in any quarter, if needed. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register.

Accordingly, based on these FDIC premium increases, in 2009 the Bank expects a substantial increase in its FDIC insurance expense over that of 2008.

Available Information

We maintain an Internet website at www.heritagebankva.com. Among other Company-related information, this website contains a link to our current and prior-period filings with the SEC on Form 10-K (formerly on Form 10-KSB), Form 10-Q (formerly on Form 10-QSB), and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are made available on our website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from our website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 942-8090. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business, operations and financial condition are subject to various risks. In addition to the other information contained in this Form 10-K, you should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock. This section does not describe all risks that may be applicable to us, our business or our industry, and is included solely as a summary of certain material risk factors.

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

•

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them. The trading in the shares of our common stock has historically been limited. Our common stock is quoted on both the OTC Bulletin Board (“OTCBB”) and the Pink Sheets over-the-counter markets. Trading on the OTCBB and Pink Sheets is more limited than on the national exchanges such as the New York Stock Exchange or NASDAQ, so there is, and likely will continue to be, a limited trading market for our stock. Even if a more active market for our stock develops, there can be no assurance that it will continue, or that you will be able to sell your shares at the desired price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and thus is not required to provide the information specified by Item 1B in this Form 10-K.

ITEM 2.	DESCRIPTION OF PROPERTY

At December 31, 2008, the Bank operated from seven locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage
150 Granby Street, Suite 175, Norfolk, Virginia	Retail Banking Office	Leased	3,739 sq. ft

150 Granby Street, Suite 150, Norfolk, Virginia	Corporate Headquarters (Executive, Commercial Loans and Loan Administration)	Leased	8,403 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office and Real Estate Finance	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

601 Lynnhaven Parkway, Virginia Beach, Virginia	Retail Banking Office	Owned	3,165 sq. ft.

1450 South Military Highway, Chesapeake, Virginia	Operations Center	Leased	11,119 sq. ft.

The Company’s operations center at 1450 South Military Highway is being consolidated with the Company’s corporate headquarters and its North Military Highway office. There are two separate leases for the South Military Highway location, which leases will terminate in February and July 2009.

In January 2009, the Bank opened its new retail banking office at 1756 Laskin Road, in the Hilltop section of Virginia Beach. The office is owned by the Company and consists of approximately 5,640 square feet.

We believe that all of our properties are adequately covered by insurance, are in good operating condition (ordinary wear and tear excepted) and are adequate and suitable for the ordinary and regular conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

At the date of this Form 10-K, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board and Pink Sheets over-the-counter markets under the symbol “HBKS.” During 2007 through November 18, 2007, the Company’s common stock was quoted solely on the Pink Sheets over-the-counter securities market under the symbol “HBKS.PK.” The following table sets forth the high and low closing sales price for our common stock, as reported by the OTC Bulletin Board or Pink Sheets (as applicable), by calendar quarter for 2008 and 2007. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2008

Fourth Quarter	$12.25	$8.00
Third Quarter	13.50	10.00
Second Quarter	13.50	11.00
First Quarter	12.50	10.55

2007

Fourth Quarter	$25.00	$11.00
Third Quarter	15.70	11.25
Second Quarter	16.10	15.00
First Quarter	17.00	15.50

Holders of Stock

At December 31, 2008, there were approximately 908 holders of record of the 2,279,252 outstanding shares of the Company’s common stock.

Dividends

The Company’s Board of Directors determines whether to declare dividends and the amount of such dividends. Determinations by the Board take into account the Company’s financial condition, results of operations, capital requirements, general business conditions and other relevant factors, including applicable law, and the Company’s dividend policy may change from time to time at the discretion of the Board of Directors depending on such factors. The Company’s principal source of funds for cash dividends are the dividends paid to the Company by the Bank. The Company declared cash dividends of $0.24 per share, in aggregate, in each of 2008 and 2007. Regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its shareholders are discussed above in Item 1, “Description of Business—Supervision and Regulation,” and described in Note 17 to the Consolidated Financial Statements under “Financial Statements.”

Recent Sales of Unregistered Securities

No securities were sold by the Company within the past three years that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan Information

The Company makes grants of options to purchase common stock of the Company pursuant to its stock option plans. Information regarding the Company’s outstanding executive compensation plans as of December 31, 2008 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	295,000	$14.10	50,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	295,000	$14.10	50,000

(1)	On December 28, 2006, at the Company’s Combined 2005 and 2006 Annual Meeting of Shareholders, the Company’s shareholders approved the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under its 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

Repurchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and thus is not required to provide the information specified by Item 6 in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Heritage Bankshares, Inc. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis.

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

Selected Financial Ratios

The information presented below is derived in part from the audited consolidated financial statements and notes thereto of the Company, which appear elsewhere in this annual report on Form 10-K (see Item 8, “Financial Statements,” below). This information should be read in conjunction with the Company’s consolidated financial statements.

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007	2006
Return on average assets (1)	0.30%	0.42%	0.09%
Return on average equity (2)	2.71%	3.74%	1.03%
Average equity to average assets (3)	10.90%	11.36%	8.36%
Dividend payout ratio (4)	80.00%	60.00%	240.00%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Represents dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $44.3 million, or 20.0%, from $221.2 million at December 31, 2007 to $265.5 million at the end of 2008.

Federal Funds Sold and Investment Securities. Total federal funds sold and investment securities increased by $21.1 million, from $47.7 million at December 31, 2007 to $68.8 million at December 31, 2008, primarily attributable to an increase in mortgage-backed security balances. During the fourth quarter of 2008, the Company purchased $27.9 million of FNMA and FHLMC mortgage-backed securities, including $15.8 million that settled in January 2009 and are reflected on the balance sheet included at Item 8, “Financial Statements and Supplementary Data”, as pending settlement at December 31, 2008. At December 31, 2008, the Company’s $60.7 million balance of available for sale securities consisted of $2.3 million of balloon and $58.4 million of new and seasoned ten-year fully amortizing FNMA and FHLMC mortgage backed securities.

Loans. Loans held for investment at December 31, 2008 were $176.6 million, which represents an increase of $22.7 million, or 14.8%, from the loan balance of $153.9 million at December 31, 2007.

Asset Quality. The Company’s total nonperforming assets were $218,000, or 0.08% of assets, at December 31, 2008, compared to $163,000, or 0.07% of assets, at December 31, 2007. The increase was attributable to an increase of $178,000 in the balance of other real estate owned, partially offset by a $122,000 decrease in nonperforming loans.

Deposits. Total year-end deposits increased by $29.8 million, or 16.0%, from $186.0 million at December 31, 2007 to $215.8 million at December 31, 2008. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $28.7 million, or 21.4%, from $134.4 million at December 31, 2007 to $163.1 million at December 31, 2008. Certificate of deposit balances also increased by $1.1 million between the two twelve-month periods.

Average total deposits increased by $7.7 million, or 4.1%, from $188.5 million during the twelve months ended December 31, 2007 to $196.2 million during the twelve months ended December 31, 2008. Average core deposits increased by $11.2 million, offset by a $3.5 million decrease in the average balance of certificates of deposit, between the comparable twelve-month periods.

Borrowed Funds. Borrowed funds decreased by $2.0 million, from $8.2 million at December 31, 2007 to $6.2 million at December 31, 2008, attributable to a decrease in the balance of FHLB advances.

Other Liabilities. The Company’s $17.3 million balance of other liabilities at December 31, 2008 includes $15.8 million reflecting the January 2009 settlement of the mortgage-backed securities purchase as described above. The Company funded the settlement with a combination of deposits and FHLB advances.

Capital. Stockholders’ equity increased by $761,000, or 3.0%, from $25.1 million at December 31, 2007 to $25.9 million at December 31, 2008. Stockholders’ equity increased primarily as a result of increases in retained earnings, additional paid-in capital related to stock-based compensation, and in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2008 and 2007, average interest-earning assets were $214.4 million and $201.3 million, respectively. During these same years, the Company’s net interest margins were 3.74% and 3.72%, respectively.

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

	YEAR ENDED DECEMBER 31, 2008			YEAR ENDED DECEMBER 31, 2007			YEAR ENDED DECEMBER 31, 2006
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$167,596	$9,848	5.86%	$145,088	$9,963	6.87%	$136,779	$9,677	7.08%
Investment securities-taxable	36,377	1,663	4.57%	37,633	1,888	5.01%	15,022	651	4.29%
Investment securities-non-taxable (2)	765	33	4.28%	1,157	50	4.33%	1,128	49	4.34%
FHLB and Federal Reserve Stock	1,054	47	4.48%	733	44	5.98%	830	48	5.74%
Federal funds sold	8,008	143	1.76%	16,391	817	4.91%	40,876	2,007	4.84%
Other interest income	563	7	1.28%	250	12	4.77%	67	3	4.93%

Total interest-earning assets	214,363	11,741	5.46%	201,252	12,774	6.34%	194,702	12,435	6.37%

Noninterest-earning assets
Other assets	18,828			15,421			14,776

Total assets	$233,191			$216,673			$209,478

Interest-bearing liabilities
Money market, NOW accounts	$88,469	$1,419	1.60%	$79,698	$2,608	3.27%	$66,475	$2,033	3.06%
Savings deposits	2,459	22	0.92%	2,305	26	1.11%	3,546	35	0.99%
Certificates of deposit	52,609	2,035	3.86%	56,121	2,565	4.57%	66,498	2,745	4.13%

Total interest-bearing deposits	143,537	3,476	2.42%	138,124	5,199	3.76%	136,519	4,813	3.53%

Other borrowings	9,147	236	2.54%	1,922	81	4.21%	11,600	563	4.84%

Total interest-bearing liabilities	152,684	3,712	2.43%	140,046	5,280	3.77%	148,119	5,376	3.63%

Noninterest-bearing liabilities
Demand deposits	52,660			50,370			42,128
Other liabilities	2,418			1,646			1,723

Total liabilities	207,762			192,062			191,970

Stockholders’ equity	$25,429			$24,611			$17,508

Total liabilities and Stockholders’ equity	$233,191			$216,673			$209,478

Net interest income and interest rate spread		8,029	3.03%		$7,494	2.57%		$7,059	2.74%

Net interest margin			3.74%			3.72%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.40%			143.70%			131.45%

(1)	The calculations are based on daily average balances. Certain reclassification and yield calculations have been made to 2006 to conform that year to the 2007 and 2008 presentation.
(2)	Yields on tax-free loans and investments have not been adjusted for tax equivalency.
(3)	For the purposes of these computations, nonaccruing loans are included in the average loan balances.

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

	Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to			Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$1,443	$(1,558)	$(115)	$576	$(290)	$286
Investment securities taxable	(64)	(161)	(225)	1,112	125	1,237
Investment securities non-taxable	(16)	(1)	(17)	1	—	1
FHLB & FRB stock	16	(13)	3	(6)	2	(4)
Federal funds sold	(299)	(375)	(674)	(1,219)	29	(1,190)
Other interest income	9	(14)	(5)	9	—	9

Total interest income	1,089	(2,122)	(1,033)	473	(134)	339

Interest expense
Deposits:
Money Market/NOW accounts	261	(1,451)	(1,190)	425	150	575
Savings deposits	2	(5)	(3)	(13)	4	(9)
Certificates of deposit	(152)	(378)	(530)	(456)	276	(180)
Borrowings	198	(43)	155	(509)	27	(482)

Total interest expense	309	(1,877)	(1,568)	(553)	457	(96)

Net interest income Increase (decrease)	$780	$(245)	$535	$1,026	$(591)	$435

Comparison of Operating Results for the Twelve Months Ended December 31, 2008 and 2007

Overview. The Company’s pre-tax income was $1.1 million for the year ended December 31, 2008 as compared to $1.4 million in 2007, a decrease of $320,000. During 2008, net interest income increased by $535,000, the provision for loan losses increased by $348,000, noninterest income decreased by $530,000, and noninterest expense decreased by $23,000. Net income, after tax, in 2008 was $688,000, representing a decrease of $232,000 compared to after-tax income of $920,000 in 2007. Diluted earnings per share decreased by $0.10, from $0.40 per share in 2007 to $0.30 per share in 2008.

Net Interest Income. Even as interest rates declined during 2008, the Company’s net interest income, before provision for loan losses, increased by $535,000. This increase resulted from a $1.6 million decrease in interest expense that was partially offset by a $1.0 million decrease in interest income, as compared to 2007. The increase in net interest income was attributable primarily to a 46 basis point increase in interest rate spread and a $13.1 million increase in interest-earning assets. The average cost of the Company’s interest-bearing liabilities decreased by 134 basis points, from 3.77% in 2007 to 2.43% in 2008. This decrease exceeded the decline of 88 basis points in the average yield of interest-earning assets, from 6.34% in 2007 to 5.46% in 2008.

Interest on loans decreased by $115,000, or 1.2%, from $10.0 million in 2007 to $9.9 million in 2008. This decrease was attributable to a decrease in the yield on the Company’s loan portfolio from 6.87% in 2007 to 5.86% in 2008, partially offset by a $22.5 million increase in the average balance of loans.

Interest on investment securities decreased by $242,000 in 2008 as compared to 2007. This decrease resulted primarily from a decrease in year-over-year average yield from 4.99% to 4.56%, as well as a $1.7 million decrease in the average balance of the portfolio, from $38.8 million in 2007 to $37.1 million in 2008. Interest on federal funds sold decreased by $674,000 in 2008, attributable to both a decrease in the average balance from $16.4 million in 2007 to $8.0 million in 2008, and a decrease in the average yield from 4.91% in 2007 to 1.76% in 2008.

The Company’s interest expense in 2008 decreased by $1.6 million, from $5.3 million in 2007 to $3.7 million in 2008. Although our average balance of interest-bearing deposits increased by $5.4 million in 2008, interest paid on deposits decreased by $1.7 million, resulting from a decrease in the average cost of interest-bearing deposits from 3.76% in 2007 to 2.42% in 2008. Interest paid on borrowed funds increased by $155,000, from $81,000 in 2007 to $236,000 in 2008, as the $7.2 million increase in the average balance of borrowed funds more than offset the decrease in the cost of borrowings from 4.21% in 2007 to 2.54% in 2008.

Provision for Loan Losses. The Company’s provision for loan losses increased by $348,000, from $105,000 in 2007 to $453,000 in 2008. The increase in the provision for loan losses in 2008 was largely a result of $201,000 in net charge-offs incurred during the year.

Noninterest Income. Total noninterest income decreased by $530,000, from $1.9 million in 2007 to $1.4 million in 2008:

•

Gains on the sale of fixed assets decreased by $524,000 in 2008, primarily due to the Bank’s sale of its former Plume Street office in 2007, which resulted in a gain of $526,000 that did not recur in 2008.

•	The Company similarly recorded non-recurring income of $345,000 in 2007, resulting from payment received in connection with a settlement with a former professional services provider.

•	Service charges on deposit accounts decreased by $91,000, from $506,000 in 2007 to $415,000 in 2008, due primarily to a decrease in non-sufficient fund checking fees.

•	Gains on the sale of mortgage loans held for sale decreased by $28,000, from $120,000 in 2007 to $92,000 in 2008, due to reduced mortgage loan origination volume.

•

Net gains on the sale of investment securities increased by $517,000, from $1,000 in 2007 to $518,000 in 2008. As previously reported, in July 2008 the Company sold approximately $28.5 million of FNMA and FHLMC balloon mortgage-backed securities in light of management concerns surrounding the financial viability of FNMA and FHLMC prior to their being placed in conservatorship.

Noninterest Expense. Total noninterest expense was $8.0 million in 2008, essentially unchanged from 2007:

•	Compensation expense and professional fees decreased by $90,000 and $91,000, respectively, from 2007 to 2008.

•	Courier expense increased by $141,000 from 2007 to 2008. The Company moved its courier operations in-house in late 2008 and, as a result, we expect that courier expense will decrease in 2009.

•	Expenses for taxes and licenses increased by $53,000 from 2007 to 2008, primarily due an increase in state franchise tax expense.

Income Taxes. The Company’s income tax expense for the year ended December 31, 2008 was $391,000 compared to $479,000 for 2007, which represented effective tax rates of 36.2% and 34.3%, respectively.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31,
	2008	2007
Noninterest income
Service charges on deposit accounts	$415,093	$505,615
Gains on sale of fixed assets	6,030	529,530
Settlement from former professional services provider	—	345,000
Gains on sale of loans, net	91,533	120,215
Income from bank-owned life insurance, net	20,270	21,008
Late charges and other fees on loans	51,732	66,030
Credit card interchange fees	37,312	35,707
ATM fees	123,584	129,989
Merchant discount fees	50,268	46,445
Gain on sale of other real estate owned	36,702	—
Net gain on sale of securities	518,148	1,170
Other	97,179	177,635

Total noninterest income	$1,447,851	$1,978,344

	Years Ended December 31,
	2008	2007
Noninterest expense
Compensation	$4,088,588	$4,179,058
Data processing	527,317	519,427
Occupancy	798,033	780,143
Furniture and equipment	554,504	531,452
Taxes and licenses	269,586	217,300
Professional fees	346,701	438,592
ATM transaction	108,444	122,343
Credit card	3,780	(59)
Stationery and supplies	78,954	130,417
Telephone	101,363	119,439
Postage	74,678	70,563
Courier	262,802	121,331
Marketing	118,758	138,239
Service bureau expense	93,934	66,775
Insurance expense	46,717	46,287
Travel	28,157	24,261
Shareholder	38,765	43,513
Training	15,960	17,816
Loan servicing	20,779	36,357
FDIC insurance	96,277	64,508
Loss on disposal or impairment of fixed assets	69,778	66,351
Other miscellaneous	201,160	234,116

Total noninterest expense	$7,945,035	$7,968,229

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2008 were $176.6 million compared with $153.9 million at December 31, 2007, an increase of $22.7 million or 14.8%, primarily attributable to a $16.1 million increase in loans secured by real estate. As a percentage of average earning assets, average loans were 78.2% at December 31, 2008, and 72.1% at December 31, 2007.

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

The following table sets forth, at the dates indicated, the Company’s loan portfolio composition by type of loan:

	At December 31,
	2008	2007	2006	2005	2004
Commercial	$32,847,457	$26,108,173	$19,752,244	$17,927,074	$19,582,518

Real estate - mortgage	112,371,561	101,095,900	92,513,346	98,801,013	90,513,054

Real estate - construction	27,883,927	23,104,633	23,780,496	10,013,033	9,042,071
Installment and consumer	4,385,595	4,149,881	4,731,529	4,665,853	5,595,735

Total gross loans	177,488,540	154,458,587	140,777,615	131,406,973	124,733,378

Allowance for loan losses	(1,652,174)	(1,399,875)	(1,373,000)	(1,335,001)	(1,264,000)
Unearned loan costs (fees)	725,238	791,439	713,894	348,354	59,245

Loans, net	$176,561,604	$153,850,151	$140,118,509	$130,420,326	$123,528,623

The following table presents, at December 31, 2008, (i) the aggregate maturities of loans in the named categories of the Company’s loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2008

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$13,021,287	$15,272,352	$4,553,818	$32,847,457	18.51%
Real Estate-mortgage	10,446,610	8,340,285	93,584,666	112,371,561	63.31%
Real Estate-construction	13,380,818	13,225,409	1,277,700	27,883,927	15.71%
Installment and consumer	1,983,019	2,116,605	285,971	4,385,595	2.47%

	$38,831,734	$38,954,651	$99,702,155	$177,488,540	100.00%

Total
Loans Maturing After 1 Year
Fixed rate loans	$29,184,448
Variable rate loans (includes loans subject to call)	109,472,358

$138,656,806

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

The Company’s allowance for loan losses was $1,652,174, or 0.93% of total loans held for investment, net of unearned fees and costs, at December 31, 2008. This compares to an allowance of $1,399,875, or 0.90% of such loans, at year-end 2007 as reflected in the table below.

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

The following table sets forth, for the periods indicated, a summary of activity in the Company’s allowance for loan losses:

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Balance at beginning of year	$1,399,875	$1,373,000	$1,335,001	$1,264,000	$1,186,854

Charge-offs:
Commercial	130,429	188,911	28,623	14,963	353,697
Real estate	231,370	—	—	4,093	—
Consumer	36,019	8,030	62,228	31,572	32,616

Total charge-offs	397,818	196,941	90,851	50,628	386,313

Recoveries
Commercial	186,740	106,245	42,606	80,000	—
Real estate	—	—	—	—	—
Consumer	10,607	12,927	21,982	8,619	10,459

Total recoveries	197,347	119,172	64,588	88,619	10,459

Net (recoveries) charge-offs	200,471	77,769	26,263	(37,991)	375,854

Provision for loan losses	452,770	104,644	64,262	33,010	453,000

Balance at end of period:	$1,652,174	$1,399,875	$1,373,000	$1,335,001	$1,264,000

Ratio of net charge-offs to average loans outstanding	0.12%	0.05%	0.02%	(0.03)%	0.33%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.93%	0.90%	0.97%	1.01%	1.01%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of the Company’s allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2008, 2007, 2006, 2005 and 2004. The allocation presented for each year reflects an allocation methodology recommended by management in 2005 and adopted by the Company effective for the year ended December 31, 2004 and utilized in all subsequent years.

	At December 31
	2008		2007		2006		2005		2004
	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation
Real estate – mortgage	$991	63.31%	$856	65.45%	$812	65.72%	$654	75.19%	$551	72.56%
Real estate – construction	246	15.71%	188	14.96%	18	16.89%	15	7.62%	4	7.25%
Commercial	266	18.51%	241	16.90%	365	14.03%	450	13.64%	450	15.70%
Consumer	68	2.47%	24	2.69%	75	3.36%	121	3.55%	164	4.49%

	1,571	100.00%	1,309	100.00%	1,270	100.00%	1,240	100.00%	1,169	100.00%

Specific problem loans	—		20		—		—		—
Unallocated	81		71		103		95		95

	$1,652		$1,400		$1,373		$1,335		$1,264

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

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

The following table sets forth, for the date indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

	At December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans (1)	$30,754	$136,650	$169,642	$225,934	$648,658
Accruing loans past due 90 days or more	9,937	26,709	7,865	4,476	14,629

Total nonperforming loans	40,691	163,359	177,507	230,410	663,287

Real estate owned, net	177,500	—	—	—	297,295

Total nonperforming assets	$218,191	$163,359	$177,507	$230,410	$960,582

Total nonperforming assets to total assets	0.08%	0.07%	0.08%	0.11%	0.62%

(1)	Includes restructured loans of $136,650 and $169,642 at December 31, 2007 and 2006, respectively. There were no restructured loans at December 31, 2008.

At December 31, 2008 the Company had approximately $3.4 million in loans that are not disclosed in the above table, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans may result later in being disclosed as nonaccrual, accruing but past due 90 days or more, or troubled debt restructurings.

Loans Held for Sale

There were no loans held for sale at December 31, 2008, compared to loans held for sale of $878,200 at December 31, 2007. These loans were pre-committed for sale to investors.

Investment Securities

The Company’s investment portfolio is a source of liquidity and is its second largest category of earning assets. At December 31, 2008, the portfolio included U.S. Treasury and FNMA and FHLMC mortgage-backed securities. In addition to the investment securities, the Company also invests in federal funds sold. Securities available for sale, including those pending settlement, were $60.7 million at December 31, 2008, compared with $38.1 million at December 31, 2007. There were no securities held to maturity at December 31, 2008, compared to $676,000 at December 31, 2007.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and held to maturity for the years ended December 31, 2008, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008

Securities available for sale

U.S. Treasury Securities	$1,761,259	$12,493	$3	$1,773,749
Mortgage-backed securities	57,961,180	1,011,768	3,751	58,969,197

Total securities available for sale	$59,722,439	$1,024,261	$3,754	$60,742,946

Total securities (1)	$59,722,439	$1,024,261	$3,754	$60,742,946

(1)	At December 31, 2008, the Company held no securities classified as held to maturity.

At December 31, 2007

Securities available for sale

U.S. Treasury Securities	$999,226	$5,614	$—	$1,004,840
U.S. government sponsored enterprises	5,002,563	27,137	—	5,029,700
Mortgage-backed securities	31,098,629	264,500	—	31,363,129
Obligations of states and political subdivisions	689,831	27,089	—	716,920

Total securities available for sale	37,790,249	324,340	—	38,114,589

Securities held to maturity

Mortgage-backed securities	6,512	91	—	6,603
Obligations of states and political subdivisions	469,749	10,286	—	480,035
Preferred trust securities	200,000	9,200	—	209,200

Total securities held to maturity	676,261	19,577	—	695,838

Total securities	$38,466,510	$343,917	$—	$38,810,427

At December 31, 2006

Securities available for sale

U.S. Treasury Securities	$16,108,728	$6,221	$—	$16,114,949
U.S. government sponsored enterprises	27,976,529	11,239	15,578	27,972,190
Mortgage-backed securities	135,905	631	—	136,536
Obligations of states and political subdivisions	661,387	16,445	—	677,832

Total securities available for sale	44,882,549	34,536	15,578	44,901,507

Securities held to maturity

Mortgage-backed securities	9,257	106	—	9,363
Obligations of states and political subdivisions	469,615	8,654	—	478,269
Preferred trust securities	200,000	12,000	—	212,000

Total securities held to maturity	678,872	20,760	—	699,632

Total securities	$45,561,421	$55,296	$15,578	$45,601,139

The following table presents the contractual maturity distribution and estimated weighted average yields, based on amortized cost, of the Company’s investment securities portfolio at December 31, 2008. Actual maturities will differ from contractual maturities because mortgage-backed securities will amortize and may be prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury Securities	$1,761,258	2.29%	$—	—	$—	—	$—	—	$1,761,258	2.29%
Mortgage-backed securities	—	—	19,138,285	4.01%	20,963,426	4.82%	17,859,470	4.00%	57,961,181	4.30%

Total	$1,761,258	2.29%	$19,138,285	4.01%	$20,963,426	4.82%	$17,859,470	4.00%	$59,722,439	4.24%

At December 31, 2008, there were no securities of any issuer (other than FNMA and FHLMC mortgage-backed securities) that exceeded 10% of the Company’s stockholders’ equity.

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

The Bank’s deposit base includes large denomination certificates of deposit of $100,000 or more. These deposits represented approximately 2.2% and 3.9% of total deposits at December 31, 2008 and 2007, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	At December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing NOW, money market and savings accounts	$90,928,206	1.59%	$82,003,291	3.21%	$70,020,852	2.95%
Time deposits	52,609,295	3.86%	56,120,790	4.57%	66,498,503	4.13%

Total interest-bearing deposits	143,537,501	2.42%	138,124,081	3.76%	136,519,355	3.53%
Demand and other noninterest- bearing deposits	52,660,199	—	50,370,040	—	42,128,134	—

Total average deposits	$196,197,700	1.77%	$188,494,121	2.76%	$178,647,489	2.69%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008:

Remaining maturity

Less than three months	$545,008
Over three months through six months	1,112,825
Over six months through one year	744,251
Over twelve months	2,302,815

Total	$4,704,899

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2008, borrowings included $1.2 million in securities sold under agreements to repurchase, and $5.0 million in medium-term borrowings under the FHLB secured line of credit.

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

Liquid assets, which include cash and due from banks, fed funds sold and nonpledged securities available for sale, totaled $51.8 million at December 31, 2008. In addition, the Bank’s funding sources at December 31, 2008 consisted of established borrowing capacity, subject to qualifying collateral availability, with the FHLB equal to 20% of the Bank’s total assets, or $49.9 million, and established federal funds lines with correspondent banks. At December 31, 2008, there was a $5.0 million outstanding balance with the FHLB and a $1,000 balance under the federal funds lines.

Certificates of deposit that are scheduled to mature within one year totaled $47.3 million at December 31, 2008. These deposits are generally considered to be rate sensitive. While the Company’s liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, the Company believes it has the ability to raise additional deposits by conducting deposit promotions. In the event the Company requires funds beyond its ability to generate them internally, the Company could borrow from its established lines or obtain funds through the sale of investment securities from its available for sale portfolio. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s current operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $25.9 million, or 9.8% of assets, at December 31, 2008, compared to $25.1 million, or 11.4% of assets, at December 31, 2007. Stockholders’ equity increased primarily as a result of increases in retained earnings, additional paid-in capital related to stock-based compensation, and in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio. The Company paid aggregate dividends of $0.24 per share in each of 2008 and 2007. The dividend payout ratio was 80.0% in 2008, compared to 60.0% in 2007.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). The Company’s total capital ratio was 13.43% at December 31, 2008, compared to 14.99% at December 31, 2007; the Tier 1 capital ratio was 12.61% at December 31, 2008, compared to 14.19% at December 31, 2007; and the leverage ratio was 10.13% at December 31, 2008, compared to 11.13% at December 31, 2007. These ratios all exceed the mandated minimum requirements.

The Company will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise. For instance, the Company previously announced that it has received preliminary approval for a $5.7 million capital investment from the U.S. Treasury Department under the TARP Capital Purchase Program, a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Consummation of the investment transaction is subject to several conditions, including final approval of our participation by the Treasury, shareholder approval of an amendment to our Articles of Incorporation to authorize the preferred stock the Treasury would receive, and the negotiation and execution of definitive investment documents. Furthermore, participation in the TARP Capital Purchase Program is voluntary and we may elect not to participate even if we receive final approval from the Treasury and our shareholders approve the requisite amendment to our Articles of Incorporation. Accordingly, at this time the Company’s participation in the Program is not certain.

The following table presents information on the Company’s and the Bank’s capital amounts and ratios as of December 31, 2008 and 2007.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2008

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,865	13.43%	$16,000	8.0%	$	N/A	N/A
Bank	$26,393	13.20%	$15,997	8.0%		$19,997	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$25,212	12.61%	$8,000	4.0%	$	N/A	N/A
Bank	$24,741	12.37%	$7,999	4.0%		$11,998	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$25,212	10.13%	$9,957	4.0%	$	N/A	N/A
Bank	$24,741	9.94%	$9,956	4.0%		$12,445	5.0%

At December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,310	14.99%	$14,043	8.0%	$	N/A	N/A
Bank	$25,591	14.61%	$14,015	8.0%		$17,519	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,911	14.19%	$7,022	4.0%	$	N/A	N/A
Bank	$24,191	13.81%	$7,007	4.0%		$10,511	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,911	11.13%	$8,956	4.0%	$	N/A	N/A
Bank	$24,191	10.81%	$8,954	4.0%		$11,193	5.0%

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

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Securities sold under agreements to repurchase	$1,247	$1,247	$—	$—	$—
Other borrowings	5,001	1	5,000	—	—
Operating lease obligations	2,085	230	474	493	888
Deposits	215,782	210,451	4,812	519	—
Deferred compensation	1,023	68	135	121	699
Purchase obligations	4,221	1,740	1,651	830	—

Total contractual cash obligations	$229,359	$213,737	$12,072	$1,963	$1,587

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

The following table reflects other commitments of the Company outstanding as of December 31, 2008:

Commitments to extend credit	$42,365,456
Standby letters of credit	2,155,080
Commitments to sell loans	—

$44,520,536

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

One technique used by the Company to manage its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. At December 31, 2008, the Company’s one year “negative gap” (interest-bearing liabilities maturing or repricing within a period in excess of interest-earning assets repricing within the same period) was (20.2%) of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be negatively affected because the cost of the Company’s interest-bearing liabilities is likely to rise faster than the yield on its interest-earning assets. In periods of falling interest rates, the opposite effect on net interest income is likely to occur because the cost of interest-bearing liabilities likely would fall faster than the yield of interest-earning assets. The interest sensitivity gap position of the Company is a static analysis at December 31, 2008. Because many factors affect the composition of the Company’s assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only the interest sensitivity gap table for the Company at December 31, 2008.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, that are subject to repricing or that mature in each of the future time periods shown. Money market, NOW, and savings deposits are assumed to be subject to immediate pricing and depositor availability and have been placed in the shortest repricing period. In making the gap table computations, none of the assumptions sometimes made regarding loan prepayment rates and deposit decay rates have been used. In addition, the table does not reflect scheduled loan principal payments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the Interest Sensitivity Analysis below would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumption used. Loans, borrowings and securities with balloon provisions, or that are subject to a call provision, are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
December 31, 2008
	Three Months or Less	Over Three Months through Twelve Months	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years or Non-Sensitive	Total
Interest-earning assets:
Loans (1)	$78,113,538	$15,733,341	$20,474,369	$36,785,508	$27,076,268	$178,183,024
Investment securities	149,999	1,623,750	2,312,647	17,102,875	39,553,675	60,742,946
Federal funds sold	8,113,693	—	—	—	—	8,113,693
Other investments	—	240,000	720,000			960,000
Federal Home Loan, Federal Reserve stock	—	—	—	—	945,500	945,500

Total interest-earning assets	$86,377,230	$17,597,091	$23,507,016	$53,888,383	$67,575,443	$248,945,163

Interest-bearing liabilities:
Interest-bearing deposits:
Savings accounts	$2,753,441	$—	$—	$—	$—	$2,753,441
Checking accounts (2)	18,826,675	—	—	—	—	18,826,675
Money market deposits	87,559,799	—	—	—	—	87,559,799
Certificates of deposit	9,947,160	37,375,245	4,811,551	519,400	—	52,653,356

Total interest-bearing deposits	119,087,075	37,375,245	4,811,551	519,400	—	161,793,271

Federal Home Loan Bank Advance	—	—	5,000,000	—	—	5,000,000
Securities sold under agreements to repurchase	1,246,536	—	—	—	—	1,246,536
Other borrowings	1,000	—	—	—	—	1,000

Total interest-bearing liabilities	$120,334,611	$37,375,245	$9,811,551	$519,400	$—	$168,040,807

Interest sensitivity gap	$(33,957,381)	$(19,778,154)	$13,695,465	$53,368,983	$67,575,443	$80,904,356

Cumulative interest sensitivity gap	$(33,957,381)	$(53,735,535)	$(40,040,070)	$13,328,913	$80,904,356

Cumulative interest sensitivity gap as a percentage of total assets	(12.8)%	(20.2)%	(15.1)%	5.0%	30.5%

(1) Excludes $30,754 of nonaccrual loans at December 31, 2008. (2) Excludes $53,988,420 of noninterest-bearing deposits.

Total Period-End Assets	$265,494,396

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SPAS 159 effective January 1, 2008, but is not applying this fair value option to any instruments currently.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141 SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (the “September Press Release”) to provide clarifications on fair value accounting. The September Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors set forth in SEC Staff Accounting Bulletin (“SAB”) Topic 5M that should be considered when determining other-than-temporary impairment; the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (the “Staff Position”), was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”), or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as reflected in Note 4.

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

The Company historically sells to third-party investors substantially all of the residential mortgage loans it originates, some of whom require the repurchase of loans in the event of early default or faulty documentation. Mortgage loans and their related servicing rights are sold under agreements that define certain eligibility criteria for the mortgage loans. Recourse periods vary from 30 days up to 1 year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by single-family residences and generally either have loan-to-value ratios of 80% or less or have private mortgage insurance or are insured or guaranteed by an agency of the U.S. Government. Recourse considerations are a component of our calculation of the Company’s capital adequacy. We did not make any payments under these recourse provisions in 2008 or 2007. Risks also arise from the possible inability of counterparties to meet the terms of their contracts. The Company has procedures in place to evaluate the credit risk of investors and does not expect any counterparty to fail to meet its obligations.

At December 31, 2008, the Company had no rate lock commitments to originate mortgage loans. Commitments to sell loans, where they exist, are designed to eliminate the Company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and thus is not required to provide the information specified by Item 7A in this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the consolidated balance sheets of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Heritage Bankshares, Inc. internal control over financial reporting as of December 31, 2008 included in the accompanying Form 10-K, Item 9A and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis LLC

Galax, Virginia
March 24, 2009

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$5,304,046	$5,463,202
Federal funds sold	8,113,693	8,956,822

Cash and cash equivalents	13,417,739	14,420,024
Securities available for sale, at fair value	60,742,946	38,114,589
Securities held to maturity, at cost	—	676,261
Loans, net
Held for investment, net of allowance for loan losses of $1,652,174 and $1,399,875, respectively	176,561,604	153,850,151
Held for sale	—	878,200
Accrued interest receivable	734,821	811,644
Stock in Federal Reserve Bank, at cost	322,800	312,900
Stock in Federal Home Loan Bank of Atlanta, at cost	622,700	716,000
Premises and equipment, net	11,908,044	9,962,768
Other real estate owned	177,500	—
Other assets	1,006,242	1,503,077

Total assets	$265,494,396	$221,245,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities

Deposits
Noninterest-bearing	$53,988,420	$48,390,271
Interest-bearing	161,793,271	137,624,213

Total deposits	215,781,691	186,014,484

Federal Home Loan Bank Advance	5,000,000	7,000,000
Securities sold under agreements to repurchase	1,246,536	1,130,780
Other borrowings	1,000	50,000
Accrued interest payable	236,636	320,957
Pending settlement, securities available for sale	15,846,233	—
Other liabilities	1,496,350	1,604,789

Total liabilities	239,608,446	196,121,010

Commitments and contingent liabilities
Stockholders’ equity
Common stock, $5 par value – authorized 3,000,000 shares; issued and outstanding: 2,279,252 shares at December 31, 2008; 2,278,652 shares at December 31, 2007	11,396,260	11,393,260
Additional paid-in capital	6,329,854	6,172,256
Retained earnings	7,486,301	7,345,024
Accumulated other comprehensive income, net	673,535	214,064

Total stockholders’ equity	25,885,950	25,124,604

Total liabilities and stockholders’ equity	$265,494,396	$221,245,614

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008 and 2007

	2008	2007
Interest income
Loans and fees on loans	$9,847,868	$9,963,316
Taxable investment securities	1,662,764	1,887,600
Nontaxable investment securities	32,726	50,153
Dividends on FRB and FHLB stock	47,224	43,832
Interest on federal funds sold	142,944	816,758
Other interest income	7,228	11,917

Total interest income	11,740,754	12,773,576

Interest expense
Deposits	3,476,331	5,198,529
Borrowings	235,615	81,160

Total interest expense	3,711,946	5,279,689

Net interest income	8,028,808	7,493,887

Provision for loan losses	452,770	104,644

Net interest income after provision for loan losses	7,576,038	7,389,243

Noninterest income
Service charges on deposit accounts	415,093	505,615
Late charges and other fees on loans	51,732	66,030
Gains on sale of loans held for sale, net	91,533	120,215
Net gains on sale of investment securities	518,148	1,170
Gain on sale of fixed assets	6,030	529,530
Gain on sale of other real estate owned	36,702	—
Settlement with a former professional services provider	—	345,000
Other	328,613	410,784

Total noninterest income	1,447,851	1,978,344

Noninterest expense
Compensation	4,088,588	4,179,058
Occupancy	798,033	780,143
Furniture and equipment	554,504	531,452
Data processing	527,317	519,427
Professional fees	346,701	438,592
Taxes and licenses	269,586	217,300
Marketing	118,758	138,239
Telephone	101,363	119,439
Stationery and supplies	78,954	130,417
FDIC insurance	96,277	64,508
Loss on disposal or impairment of fixed assets	69,778	66,351
Other	895,176	783,303

Total noninterest expense	7,945,035	7,968,229

Income before provision for income taxes	1,078,854	1,399,358

Provision for income taxes	390,665	479,314

Net income	$688,189	$920,044

Earnings per common share
Basic	$0.30	$0.40

Diluted	$0.30	$0.40

Dividends per share	$0.24	$0.24

Weighted average shares outstanding – basic	2,278,849	2,278,579
Effect of dilutive stock options	15,471	15,965

Weighted average shares outstanding – assuming dilution	2,294,320	2,294,544

The notes to consolidated financial statements are an integral part of these statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2006	2,277,652	$11,388,260	$6,031,549	$6,971,856	$12,513	$24,404,178
Comprehensive income:
Net income for 2007	—	—	—	920,044	—	920,044
Change in unrealized gain on securities available-for-sale, net of tax of $103,831	—	—	—	—	201,551	201,551

Total comprehensive income						1,121,595
Exercise of stock options and related tax benefits	1,000	5,000	5,281	—	—	10,281
Equity-based compensation expense	—	—	135,426	—	—	135,426
Cash dividends ($0.24 per share)	—	—	—	(546,876)	—	(546,876)

Balance, December 31, 2007	2,278,652	$11,393,260	$6,172,256	$7,345,024	$214,064	$25,124,604

Comprehensive income:
Net income for 2008	—	—	—	688,189	—	688,189
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and tax of $236,697	—	—	—	—	459,471	459,471

Total comprehensive income	—	—	—	—	—	1,147,660
Exercise of stock options and related tax benefits	600	3,000	2,319	—	—	5,319
Equity-based compensation expense	—	—	155,279	—	—	155,279
Cash dividends ($0.24 per share)				(546,912)		(546,912)

Balance, December 31, 2008	2,279,252	$11,396,260	$6,329,854	$7,486,301	$673,535	$25,885,950

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net Income	$688,189	$920,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	452,770	104,644
Amortization of loan yield adjustments, net	414,086	475,091
Depreciation, amortization and accretion, net	371,426	(21,512)
Stock based compensation	155,279	135,426
Exercise of stock options tax benefit	969	3,461
Lease incentive	—	242,840
Net (gains) losses on sale of:
Securities	(518,147)	(1,170)
Property, plant, and equipment	69,778	(529,530)
Other assets	—	(20,480)
Other real estate owned	(36,702)	—
Loss on sale, disposal or impairment of long-lived assets	—	66,351
Changes in assets/liabilities, net
Decrease(Increase) in interest receivable and other assets	336,961	(479,027)
Increase in interest payable and other liabilities	15,661,708	358,168
Decrease(Increase) in loans held for sale	878,200	(358,200)

Net cash provided by operating activities	18,474,517	896,106

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	18,202,267	33,611,191
Proceeds from maturities and principal repayments of securities held to maturity	105,941	2,737
Purchases of securities available for sale	(68,670,418)	(40,822,941)
Proceeds from sales of securities available for sale	29,228,364	14,815,500
Proceeds from sales of securities held to maturity	568,771	—
Proceeds from sale of other assets	—	73,431
Proceeds from sale of other real estate owned	552,202	—
Net increase in loans held for investment	(24,271,310)	(14,311,377)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(2,417,400)	(1,125,000)
Redemption of Federal Home Loan Bank stock	2,500,800	818,300
Purchases of premises and equipment	(2,573,450)	(3,955,848)
Proceeds from sales of premises and equipment	6,030	736,769

Net cash used for investing activities	(46,768,203)	(10,157,238)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,350	6,820
Net increase(decrease) in deposits	29,767,207	(2,382,801)
Proceeds from Federal Home Loan Bank advances	56,500,000	25,000,000
Repayments of Federal Home Loan Bank advances	(58,500,000)	(18,000,000)
Net increase(decrease) in securities sold under agreements to repurchase	115,756	(2,585,212)
Proceeds from federal funds purchased	48,002,000	—
Repayment of federal funds purchased	(48,001,000)	—
Repayments of other borrowings	(50,000)	(5,000,000)
Cash dividends paid	(546,912)	(546,876)

Net cash provided by (used for) financing activities	27,291,401	(3,508,069)

Decrease in cash and cash equivalents	(1,002,285)	(12,769,201)

Cash and cash equivalents, beginning of period	14,420,024	27,189,225

Cash and cash equivalents, end of period	$13,417,739	$14,420,024

Supplemental disclosure:
Interest paid	$3,796,267	$5,335,212
Income Taxes paid	$465,000	$345,000
Noncash financing activities:
Transfer of loans to other real estate owned	$1,078,000	$—
Transfer of other real estate owned to loans	$385,000	$—

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiary, Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2008, serves as the holding company for its wholly-owned subsidiary, Heritage Bank.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2008, Sentinel Financial owned an interest in each of Infinex Investments, Inc. (formerly Bankers Investment Group, LLC), and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. In addition, at December 31, 2008, Sentinel Financial owned other real estate owned. This real estate is recorded at fair value.

IBV Real Estate Holdings, Inc. (“IBV”), formerly a wholly-owned subsidiary of the Company formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank, was voluntarily dissolved and terminated by the Company. The accompanying consolidated financial statements of the Company include, where applicable, the results of operations and accounts of IBV prior to its dissolution and termination in 2008.

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

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets, ranging from 2 years to 40 years.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2008, no valuation allowance has been provided against the Company’s deferred tax asset.

The Company analyzes tax positions taken or expected to be taken on its tax returns to determine if it has any liability related to uncertain tax positions in accordance with FIN 48. Liabilities, if any, resulting from this evaluation are recorded in the current period.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2008, the discount rate the Company utilized to determine the deferred compensation liability was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2008, the Company has one stock-based compensation plan, the Heritage 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Prior to January 1, 2006, the Company had elected to account for stock options pursuant to APB No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006. A description of the 2006 Incentive Plan and additional disclosures required by SFAS No. 123(R) are included in Note 10.

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

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2008	2007
Unrealized holding gains on available-for-sale securities	$696,168	$305,382

Tax Effect	(236,697)	(103,831)

Net of tax amount	$459,471	$201,551

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Board. At December 31, 2008 and 2007, these reserve balances amounted to $0 and $412,000, respectively.

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008

Securities available for sale

U.S. Treasury Securities	$1,761,259	$12,493	$3	$1,773,749
Mortgage-backed securities	57,961,180	1,011,768	3,751	58,969,197

Total securities available for sale	$59,722,439	$1,024,261	$3,754	$60,742,946

Total securities (1)	$59,722,439	$1,024,261	$3,754	$60,742,946

(1)	At December 31, 2008, the Company held no securities classified as held to maturity.

At December 31, 2007

Securities available for sale
U.S. Treasury securities	$999,226	$5,614	$—	$1,004,840
U.S. government sponsored enterprises	5,002,563	27,137	—	5,029,700
Mortgage-backed securities	31,098,629	264,500	—	31,363,129
Obligations of states and political subdivisions	689,831	27,089	—	716,920

Total securities available for sale	37,790,249	324,340	—	38,114,589

Securities held to maturity
Mortgage-backed securities	6,512	91	—	6,603
Obligations of states and political subdivisions	469,749	10,286	—	480,035
Preferred trust securities	200,000	9,200	—	209,200

Total securities held to maturity	676,261	19,577	—	695,838

Total securities	$38,466,510	$343,917	$—	$38,810,427

Investment securities having carrying value of $150,001 and $1,483,201 at December 31, 2008 and 2007, respectively, were made available to secure deposits of the U.S. government and the Commonwealth of Virginia. The fair values of these securities were $149,998 and $1,499,266 at December 31, 2008 and 2007, respectively.

Investment securities having carrying values of $6,079,726 and $5,002,563 at December 31, 2008 and 2007, respectively, are made available for retail repurchase agreements. The estimated fair values of these securities were $6,300,249 and $5,029,700 at December 31, 2008 and 2007, respectively.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Securities	$149,998	$3	$—	$—	$149,998	$3
Mortgage-backed securities	3,376,929	3,751	—	—	3,376,929	3,751

Total temporarily impaired securities	$3,526,927	$3,754	$—	$—	$3,526,927	$3,754

At December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Securities	$—	—	$—	$—	$—	$—
Mortgage-backed Securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

The amortized cost and fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,761,258	$1,773,749	$—	$—
Due after one year through five years	19,138,285	19,415,522	—	—
Due after five years through ten years	20,963,426	21,490,459	—	—
Due after ten years	17,859,470	18,063,216	—	—

Total	$59,722,439	$60,742,946	$—	$—

(1)	At December 31, 2008, the Company held no securities classified as held to maturity.

NOTE 5 – LOANS

Loans consist of the following:

	At December 31,
	2008	2007
Commercial	$32,847,457	$26,108,173
Real estate - mortgage	112,371,561	101,095,900
Real estate - construction	27,883,927	23,104,633
Installment and consumer	4,385,595	4,149,881

Total loans:	177,488,540	154,458,587

Allowance for loan losses	(1,652,174)	(1,399,875)
Unearned loan fees/costs	725,238	791,439

Loans net	$176,561,604	$153,850,151

Nonperforming assets were:

	At December 31,
	2008	2007
Nonaccrual loans (1)	$30,754	$136,650
Accruing loans past due 90 days or more	9,937	26,709

Total nonperforming loans	40,691	163,359

Real estate owned, net	177,500	—

Total nonperforming assets	$218,191	$163,359

(1)	At December 31, 2008 and 2007, includes restructured loans of $0 and $136,650, respectively.

If interest on nonaccrual loans had been accrued, such income would have approximated $21,502 and $35,216 in 2008 and 2007, respectively, none of which was recognized in income.

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31,
	2008	2007
Balance, beginning of year	$1,399,875	$1,373,000
Provision for loan losses	452,770	104,644
Loans charged-off	(397,818)	(196,941)
Recoveries	197,347	119,172

Balance, end of year	$1,652,174	$1,399,875

The following is a summary of information pertaining to impaired loans:

	At December 31,
	2008	2007
Impaired loans without a valuation allowance	$30,754	$—

Impaired loans with a valuation allowance	—	136,650

Total impaired loans:	$30,754	$136,650

Valuation allowance related to impaired loans	$—	$20,497

	Years Ended December 31,
	2008	2007
Average investment in impaired loans (while impaired)	$1,253,432	$175,499

Interest income recognized on impaired loans	$—	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2008	2007
Land and improvements	$3,915,500	$3,915,500

Buildings and improvements	2,941,100	1,414,381

Leasehold improvements	1,710,267	1,875,159

Equipment, furniture and fixtures	3,137,027	3,131,775

Fixed assets not in service	2,462,485	1,713,278

	14,166,379	12,050,093

Less - accumulated depreciation	(2,258,335)	(2,087,325)

	$11,908,044	$9,962,768

Depreciation expense for the years ended December 31, 2008 and 2007 was $552,366 and $497,866, respectively.

In 2008 and 2007, the Company incurred losses on disposal and impairment charges related to equipment of $69,778 and $66,351, respectively.

Total rent expense for the years ended December 31, 2008 and 2007 amounted to $353,379 and $333,781, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2008 were as follows:

2009	$229,998
2010	234,598
2011	239,290
2012	244,076
2013- 2017	1,137,000

$2,084,962

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following:

	December 31,
	2008	2007
Money Market and NOWs	$106,386,474	$83,858,366
Savings	2,753,441	2,139,648
Certificates of deposit $100,000 and over	4,704,899	7,281,976
Other time deposits	47,948,457	44,344,223

	$161,793,271	$137,624,213

At December 31, 2008 the scheduled maturities of time deposits are as follows:

2009	$47,322,405
2010	3,180,015
2011	1,631,536
2012	263,205
2013 and thereafter	256,195

$52,653,356

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Investment securities having carrying values of $6,079,726 and $5,002,563 and fair values of $6,300,248 and $5,029,700 were made available to secure deposits of the U.S. Government, the Commonwealth of Virginia and retail repurchase agreements at December 31, 2008 and December 31, 2007, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2008	2007
Balance at end of year	$1,246,536	$1,130,780
Average balance during the year	$1,662,391	$1,461,922
Weighted average interest rate during the year	1.48%	3.80%
Interest expense during the year	$24,667	$55,592
Maximum month-end balance during the year	$2,324,857	$2,109,625

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2008, a credit availability for the Bank in an amount equal to 20% of total assets. At December 31, 2008, the Bank had a $5.0 million outstanding medium term advance which will mature on March 4, 2013. At December 31, 2008, other short-term borrowings consisted of $1,000 of Federal Funds purchased from correspondent banks.

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 – Earnings Per Share. The components of the Company’s EPS calculations are as follows:

	Years Ended December 31,
	2008	2007
Net income (numerator, basic and diluted)	$688,189	$920,044
Weighted average shares outstanding (denominator)	2,278,849	2,278,579
Earnings per common share – basic	$0.30	$0.40

Effect of dilutive securities
Weighted average shares outstanding	2,278,849	2,278,579
Effect of stock options	15,471	15,965

Diluted average shares outstanding (denominator)	2,294,320	2,294,544

Earnings per common share – assuming dilution	$0.30	$0.40

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense on in-the-money options not yet recognized pursuant to FAS 123(R) (see Note 10 – Employee and Director Benefit Plans – Stock Compensation Plans) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings per share calculation.

Any difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. Options on an average of 222,500 shares and 157,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2008 and December 31, 2007, respectively, because the effects of the options were antidilutive.

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

Under the Heritage 2006 Equity Incentive Plan (“2006 Incentive Plan”), the Board of Directors may grant up to 250,000 stock options, stock appreciation rights, restricted stock and certain other equity awards, in the aggregate, to officers and nonemployee directors of the Company and the Bank. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options, and the option price of both a nonstatutory stock option and an incentive stock option will be the fair market value of the Company’s common stock on the date of grant. Prior to January 28, 2009, “Fair Market Value” was defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded. On January 28, 2009, the Board amended the definition of “Fair Market Value” under the 2006 Incentive Plan to consist of the following: (i) the closing price of a share of the Company’s common stock on the OTC Bulletin Board on the grant date of the applicable award, if the grant date is a trading day; or (ii) if shares of the Company’s common stock are not traded on the grant date of the applicable award, then the closing price of a share of common stock on the OTC Bulletin Board on the next preceding date on which a trade occurred; or (iii) if (i) and (ii) are inapplicable, the fair market value as determined in good faith by the Board.

A total of 200,000 options were outstanding at December 31, 2008 under the 2006 Incentive Plan. For purposes of determining the “fair value” under SFAS 123(R) of options granted under the 2006 Incentive Plan, the measurement date will be the date of grant.

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

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. There were no options granted in 2008. The fair value of options granted during 2007 were estimated with the following assumptions:

Year Ended December 31
2007
Expected dividend yield	1.6%
Expected stock price volatility	21.2%
Risk-free interest rate	3.76%
Expected life of options	6.5 years
Weighted average fair value of options granted during the period	$3.54

The following table presents a summary of stock option activity during 2008 and 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2008	297,600	$14.08	—	—
Granted	—	—	—	—
Exercised	(600)	7.25	—	—
Forfeited/expired	(2,000)	12.12	—	—
Outstanding at December 31, 2008	295,000	$14.10	6.3	$92

Exercisable at December 31, 2008	184,600	$13.25	5.2	$92

Outstanding at January 1, 2007	258,600	$14.35	—	—
Granted	40,000	12.12	—	—
Exercised	(1,000)	6.82	—	—
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2007	297,600	$14.08	6.6	$292

Exercisable at December 31, 2007	142,000	$12.58	5.4	$292

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the applicable year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 and December 31, 2007, respectively. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2008 and December 31, 2007 was $2,850 and $10,180, respectively. Cash received from option exercises during 2008 and 2007 was $4,350 and $6,820, respectively. The total fair value of shares vested for the same periods was $162,056 and $125,224, respectively.

The amount charged against income, before income tax benefit of $14,475, in relation to the stock-based payment arrangement was $155,279 for the year ended December 31, 2008. The amount charged against income, before income tax benefit of $16,785, in relation to the stock-based payment arrangement, was $135,426 for the year ended December 31, 2007. At December 31, 2008, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $354,395 and is currently expected to be recognized over a weighted average period of 1.4 years as follows:

Stock-Based Compensation Expense
(in thousands)
For the year ended December 31:
2009	$141
2010	136
2011	68
2012	9

Total	$354

Stock option awards granted in 2008 and 2007 under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan, such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability and, if the optionee is an employee of the Company, resignation for good reason or termination without cause. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above, and unamortized stock-based compensation expense recognized at that time.

Deferred Compensation Plan

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2008 and 2007, other liabilities included $669,222 and $707,059, respectively, related to the deferred compensation plans. Compensation expense related to this plan was $29,692 and $36,919, for the years ended December 31, 2008 and 2007, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock of the Company.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2008 and 2007, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At both December 31, 2008 and 2007, the ESOP owned 10,271 shares of common stock of the Company. There were no stock purchases for the year ended December 31, 2008 and 786 shares purchased for the year ended December 31, 2007. No shares were distributed to terminated employees during either year. At December 31, 2008 and 2007, the fair market value of the total shares held by the ESOP totaled $82,168 and $114,522, respectively.

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a Retirement Program (the “401(k)”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $95,657 and $134,673 for the years ended December 31, 2008 and December 31, 2007, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

In December 2008, the Company foreclosed on three properties, two of which were sold during that month. At December 31, 2008, the Company had other real estate owned in the amount of $177,500. The Company had no other real estate owned at December 31, 2007.

NOTE 12 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31,
	2008	2007
Credit card interchange fees	$37,312	$35,707
ATM fees	123,584	129,989
Merchant discount fees	50,268	46,445
Income from bank-owned life insurance, net	20,270	21,008
Other	97,179	177,635

Total other noninterest income	$328,613	$410,784

The components of other noninterest expense are as follows:

	Years Ended December 31,
	2008	2007
ATM transaction	$108,444	$122,343
Credit card	3,780	(59)
Postage	74,678	70,563
Courier	262,802	121,331
Service bureau expense	93,934	66,775
Insurance expense	46,717	46,287
Travel	28,157	24,261
Shareholder	38,765	43,513
Training	15,960	17,816
Loan servicing	20,779	36,357
Other miscellaneous	201,160	234,116

Total other noninterest expense	$895,176	$783,303

NOTE 13 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31,
	2008	2007
Federal income tax expense/(benefit)-current	$402,070	$446,839

Deferred Federal income tax expense/(benefit)	(11,405)	32,475

Income tax expense	$390,665	$479,314

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31,
	2008	2007
Federal income tax expense – at 34% statutory rate	$366,810	$475,782

Effect of tax-exempt interest	(19,689)	(28,780)

Effect of Life insurance proceeds, premiums, and increases in value, net	(4,458)	(4,708)

Effect of FAS 123(R) – incentive stock options	37,805	29,259

Other	10,197	7,761

	$390,665	$479,314

A cumulative net deferred tax asset is included in other assets at December 31, 2008 and 2007. The components of the asset are as follows:

	At December 31,
	2008	2007
Deferred Tax Assets

Deferred compensation	$227,536	$240,400

Allowance for loan losses	490,994	405,213

FAS 123(R) – non-qualifying options	46,363	31,887

Investment in partnerships	12,530	12,228

Other	7,182	57,999

Total Deferred Tax Assets	784,605	747,727

Deferred Tax Liabilities

Deferred loan costs, net	246,581	269,089

Net appreciation on available-for-sale securities	330,610	110,275

Premises and equipment	133,689	83,435

Other	646	646

Total Deferred Tax Liabilities	711,526	463,445

Net Deferred Tax Assets	$73,079	$284,282

NOTE 14 – COMMITMENTS AND CONTINGENCIES – RELATED PARTY

During 2007 and prior years, the Company was a party to a lease with a related party to provide space for the Bank’s operations center. This lease was classified as an operating lease for financial reporting purposes. The facility that housed the operations center was sold in August 2007 to an unrelated party, and the Company leased the facility from the unrelated party from August 2007 until the lease was terminated in December 2008. Total rent expense paid by the Bank in 2007 in respect of the related party lease was $72,996 (the Company did not have any such related party lease expense in 2008).

In December 2006, the Bank contracted with Meredith Construction Company, Inc. (“Meredith Construction”) as general contractor to build, for a maximum price of $1.4 million (which includes approximately a $127,000 fee to Meredith Construction), the Bank’s new retail banking office at its Lynnhaven Parkway site in Virginia Beach. Peter M. Meredith, Jr. is Chairman and CEO of Meredith Construction, and Mr. Meredith also is Chairman of the Board of the Company. Meredith Construction is utilizing ColonialWebb Contractors Co. (“ColonialWebb”) as the heating and air conditioning subcontractor related to construction of the Lynnhaven office for a price of $82,454. Howard W. Webb is a director of ColonialWebb, and Mr. Webb also was a director of the Company, having retired at the end of January 2009.

In December 2007, the Board approved signage for the Bank’s Lynnhaven office with Southern Atlantic Screenprint & Sign Company (“Southern”) for less than $1,000, and similarly in December of 2008 the Board approved signage to be provided by Southern for the Bank’s Laskin Road office for less than $1,000. James A. Cummings is a director of Southern, and Mr. Cummings also is a director of the Company.

In May 2007, the Bank again contracted with Meredith Construction as general contractor to build, for a maximum price of $2.3 million (which includes approximately a $208,000 fee to Meredith Construction), the Bank’s new retail banking office at its Laskin Road site in Virginia Beach. Meredith Construction again has utilized ColonialWebb as the heating and air conditioning subcontractor related to construction of the Laskin office for a price of $195,659.

The Bank also contracted in December 2008 with Meredith Construction as general contractor to renovate, for a maximum price of $111,076 (which includes approximately a $14,488 fee to Meredith Construction), the Bank’s retail banking office at its North Military Highway site in Norfolk.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank is as follows:

	2008	2007
Balance, December 31	$12,788,685	$11,557,471

Originations	7,617,776	1,349,286

Repayments	3,570,789	3,718,072

Other*	—	3,600,000

Balance, December 31	$16,835,672	$12,788,685

* The “Other” balance above includes loans for which related parties are partial guarantors.

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to related parties amounted to $4,319,009 and $4,287,678 at December 31, 2008 and 2007, respectively. (See Note 14 for additional commitments to related parties.)

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2008 and December 31, 2007 were as follows:

	2008	2007
Commitments to extend credit	$42,365,456	$48,572,911
Standby letters of credit	2,155,080	2,061,113
Commitments to sell loans	—	417,000

	$44,520,536	$51,051,024

As of December 31, 2008, the Company had $7.6 million in deposits in financial institutions in excess of amounts insured by the FDIC, the majority of which was on deposit at the Federal Home Loan Bank of Atlanta.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital) to average assets (as defined). Management believes that, as of December 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

The Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categorization. Additionally, management believes that, as of December 31, 2008, the Company meets all capital adequacy requirements to which it is subject. At December 31, 2008, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 13.43%, 12.61% and 10.13%, respectively.

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2008 and 2007 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2008

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,865	13.43%	$16,000	8.0%	$	N/A	N/A
Bank	$26,393	13.20%	$15,997	8.0%		$19,997	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$25,212	12.61%	$8,000	4.0%	$	N/A	N/A
Bank	$24,741	12.37%	$7,999	4.0%		$11,998	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$25,212	10.13%	$9,957	4.0%	$	N/A	N/A
Bank	$24,741	9.94%	$9,956	4.0%		$12,445	5.0%

At December 31, 2007

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,310	14.99%	$14,043	8.0%	$	N/A	N/A
Bank	$25,591	14.61%	$14,015	8.0%		$17,519	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$24,911	14.19%	$7,022	4.0%	$	N/A	N/A
Bank	$24,191	13.81%	$7,007	4.0%		$10,511	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$24,911	11.13%	$8,956	4.0%	$	N/A	N/A
Bank	$24,191	10.81%	$8,954	4.0%		$11,193	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10.0% of the Bank’s stockholders’ equity.

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

Deposit Liabilities

The fair value of deposits with no stated maturities (which includes demand deposits, savings accounts, and money market deposits) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated using a discounted cash flow model based on the rates offered for deposits of similar remaining maturities. Weighted average rates paid and posted rates were used for December 2008 and 2007.

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

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The following table presents the carrying amounts and fair value of the Company’s financial instruments at December 31, 2008 and December 31, 2007.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$5,304	$5,304	$5,463	$5,463
Federal funds sold	8,114	8,114	8,957	8,957
Securities available for sale	60,743	60,743	38,115	38,115
Securities held to maturity	—	—	676	696
Loans held for investment	176,562	178,458	153,850	155,544
Loans held for sale	—	—	878	878
Accrued interest receivable	735	735	812	812
Stock in FRB and FHLB	946	946	1,029	1,029
Bank-owned life insurance	619	619	584	584

Financial Liabilities:
Deposits	215,782	216,150	186,014	186,004
Federal Home Loan Bank Advance	5,000	5,140	7,000	7,000
Other borrowing and securities sold under agreements to repurchase	1,248	1,248	1,131	1,131
Accrued interest payable	237	237	321	321

During 2008, the Bank converted to a model that calculates the fair value of loans and deposits in greater detail. Utilizing that model, the fair value of loans and deposits at December 31, 2007 was $155,544 and $186,004, respectively, rather than $157,044 and $185,949, respectively, as previously reported.

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

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans which are deemed to be impaired are valued according to SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value, and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3. The Company had three impaired loans at December 31, 2008.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs. The Company had foreclosed assets at December 31, 2008 with a fair value of $177,500.

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

Assets Recorded at Fair Value on a Recurring Basis

December 31, 2008 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$60,743	$—	$60,743	$—

Total Assets at Fair Value	$60,743	$—	$60,743	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

December 31, 2008 in thousands	Total	Level 1	Level 2	Level 3
Impaired loans	$31	$—	$31	$—
Other real estate owned	178	—	178	—

Total Assets at Fair Value	$209	$—	$209	$—

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31,
	2008	2007
Condensed Balance Sheets

Assets

Cash	$44,715	$127,863

Investment in Heritage Bank	25,414,562	24,404,878

Other assets	478,699	660,336

Total Assets	$25,937,976	$25,193,077

Liabilities and Stockholders’ Equity

Other liabilities	$52,026	$68,473

Total Liabilities	$52,026	$68,473

Common stock	11,396,260	11,393,260

Additional paid-in capital	6,329,854	6,172,256

Retained earnings	7,486,301	7,345,024

Accumulated other comprehensive income	673,535	214,064

Stockholders’ equity	$25,885,950	$25,124,604

Total Liabilities and Stockholders’ Equity	$25,937,976	$25,193,077

	Years Ended December 31,
	2008	2007
Condensed Statements of Income

Dividends from subsidiary bank	$410,193	$—

Equity in undistributed net income of subsidiaries	394,933	816,523

Other income	—	39,716

Settlement with a former professional services provider	—	345,000

Interest and dividend income	—	256

Interest expense	—	(3,229)

Other expenses	(177,178)	(224,985)

Income before income taxes	627,948	973,281

Income tax expense (benefit)	(60,241)	53,237

Net Income	$688,189	$920,044

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

Heritage Bankshares, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities

Net income	$688,189	$920,044
Add (deduct) items not affecting cash during the year
Stock-based compensation	155,279	135,426
Undistributed net income of subsidiaries	(394,933)	(816,523)
Exercise of stock options tax benefit	969	3,461
Net gain on sale of other investments	—	(22,361)
Changes in assets/liabilities, net
(Increase) decrease in other assets	26,357	(293,384)
Increase (decrease) in other liabilities	(16,447)	26,368

Net cash (used for) operating activities	459,414	(46,969)

Cash flows from investing activities
Proceeds from sale of other investments	—	73,431

Net cash provided by investing activities	—	73,431

Cash flows from financing activities
Proceeds from exercise of stock options	4,350	6,820
Repayment of other borrowings	—	(5,000,000)
Cash dividends paid	(546,912)	(546,876)

Net cash provided by (used for) financing activities	(542,562)	(5,540,056)

Increase (decrease) in cash and cash equivalents	(83,148)	(5,513,594)

Cash and cash equivalents at beginning of year	127,863	5,641,457

Cash and cash equivalents at end of year	$44,715	$127,863

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Explanatory Note

The Company will file a definitive proxy statement for its 2009 Annual Meeting of Shareholders pursuant to Regulation 14A (the “2009 Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (i.e., by April 30, 2009); accordingly, certain information that is required under Part III of this annual report on Form 10-K is omitted from this report and will be included in the Proxy Statement, and is incorporated herein by reference to the Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors, Executive Officers and Corporate Governance, as well as any other information required by this Item 10, shall be included in the 2009 Proxy Statement and is hereby incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by this Item 11 shall be included in the 2009 Proxy Statement and is hereby incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 shall be included in the 2009 Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning Certain Relationships and Related Transactions, and Director Independence, required by this Item 13 shall be included in the 2009 Proxy Statement and is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services required by this Item 14 shall be included in the 2009 Proxy Statement and is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Heritage Bankshares, Inc. are included under Item 8 of this Annual Report on Form 10-K.

Exhibits:
3.1	Articles of Incorporation. (Incorporated herein by reference to the Company’s Form 10-K for 1983 filed March 29, 1984.)

3.2	Articles of Amendment to Articles of Incorporation filed on December 31, 1985. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

3.3	Articles of Amendment to Articles of Incorporation filed on August 9, 1990. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

3.4	Articles of Amendment to Articles of Incorporation filed on August 12, 1992. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.3	Amendment to 1987 Employees’ Stock Ownership Plan, which provided for certain changes required by IRS regulations including changes in participant vesting schedules. (Incorporated herein by reference to the Company’s Form 10-K for 1990 filed March 30, 1991.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-K for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 11, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 10-K filed on June 9, 2006.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.12	Limited Alternative Stock Appreciation Right Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on August 28, 2006.)

*10.15	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2006.)

Exhibits:
*10.16	Heritage 2006 Equity Incentive Plan. (Incorporated herein by reference to the Company’s Form 8-K filed on December 29, 2006.)

10.17	Amended and Restated Deed of Lease between Heritage Bank and Dominion Enterprises dated November 21, 2006. (Incorporated herein by reference to the Company’s Form 10-K filed on March 30, 2007.)

10.18	Construction Contract between Heritage Bankshares, Inc. and Meredith Construction Company, Inc. dated October 25, 2007. (Incorporated herein by reference to the Company’s Form 8-K filed on October 26, 2007.)

*10.19	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on March 5, 2009.)

*10.20	Amended Employment Agreement of Sharon Curling Lessard.

*10.21	Amended Employment Agreement of Leigh C. Keogh.

21.1	Subsidiaries of the Registrant.

23.2	Consent of Elliott Davis LLC.

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: March 25, 2009	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2009	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer
(Principal Executive Officer) and Director

March 25, 2009	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 25, 2009	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

March 25, 2009	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

March 25, 2009	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

March 25, 2009	/s/ James A. Cummings
James A. Cummings,
Director

March 25, 2009	/s/ Wendell C. Franklin
Wendell C. Franklin,
Director

March 25, 2009	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

March 25, 2009	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

March 25, 2009	/s/ David L. Kaufman
David L. Kaufman,
Director

March 25, 2009	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

March 25, 2009	/s/ L. Allan Parrott
L. Allan Parrott,
Director

March 25, 2009	/s/ H. Donald Perry
H. Donald Perry,
Director

March 25, 2009	/s/ Ross C. Reeves
Ross C. Reeves,
Director

March 25, 2009	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director

March 25, 2009	/s/ Barbara Zoby
Barbara Zoby,
Director