Form 10-K/A
period 2008-12-31
HERITAGE BANKSHARES INC /VA
filed 2009-05-14
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Heritage Bankshares, Inc. (the “Company”) for the year ended December 31, 2008 (the “Form 10-K”) is being filed to revise the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2008 (the “Cash Flow Statement”), and Note 5 to the Company’s Consolidated Financial Statements — Loans (“Note 5”) as explained below.

During the preparation of the Cash Flow Statement, purchases of securities were reflected as cash flows used by investing activities, including those that were pending settlement for which no cash had been expended. The offsetting liability affected cash flows from operating activities as an increase in other liabilities. Current thinking, however, is that, because the pending settlement does not represent a true cash item, its effect should be reversed from operating activities as well as from purchases of securities. The Cash Flow Statement has been revised accordingly.

In Note 5, the Company has revised its calculation for the “Average investment in impaired loans (while impaired)” for 2008 to present the “Daily average investment in impaired loans during the period” instead. The Company believes impaired loan exposure calculated on an average daily basis better presents the average recorded investment in its impaired loans during 2008.

Such revisions have no impact on the Report of Independent Registered Public Accounting Firm included in the Company’s Form 10-K.

This Amendment continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the Form 10-K, except as noted above. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and information not affected by the Amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the Securities and Exchange Commission on March 26, 2009.

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

/s/ Elliott Davis LLC

Galax, Virginia
May 14, 2009

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

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net Income	$688,189	$920,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	452,770	104,644
Amortization of loan yield adjustments, net	414,086	475,091
Depreciation, amortization and accretion, net	371,426	(21,512)
Stock based compensation	155,279	135,426
Exercise of stock options tax benefit	969	3,461
Lease incentive	—	242,840
Net (gains) losses on sale of:
Securities	(518,147)	(1,170)
Property, plant, and equipment	69,778	(529,530)
Other assets	—	(20,480)
Other real estate owned	(36,702)	—
Loss on sale, disposal or impairment of long-lived assets	—	66,351
Changes in assets/liabilities, net
Decrease(Increase) in interest receivable and other assets	336,961	(479,027)
Increase(Decrease) in interest payable and other liabilities	(184,525)	358,168
Decrease(Increase) in loans held for sale	878,200	(358,200)

Net cash provided by operating activities	2,628,284	896,106

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	18,202,267	33,611,191
Proceeds from maturities and principal repayments of securities held to maturity	105,941	2,737
Purchases of securities available for sale	(52,824,185)	(40,822,941)
Proceeds from sales of securities available for sale	29,228,364	14,815,500
Proceeds from sales of securities held to maturity	568,771	—
Proceeds from sale of other assets	—	73,431
Proceeds from sale of other real estate owned	552,202	—
Net increase in loans held for investment	(24,271,310)	(14,311,377)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(2,417,400)	(1,125,000)
Redemption of Federal Home Loan Bank stock	2,500,800	818,300
Purchases of premises and equipment	(2,573,450)	(3,955,848)
Proceeds from sales of premises and equipment	6,030	736,769

Net cash used for investing activities	(30,921,970)	(10,157,238)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,350	6,820
Net increase (decrease) in deposits	29,767,207	(2,382,801)
Proceeds from Federal Home Loan Bank advances	56,500,000	25,000,000
Repayments of Federal Home Loan Bank advances	(58,500,000)	(18,000,000)
Net increase (decrease) in securities sold under agreements to repurchase	115,756	(2,585,212)
Proceeds from federal funds purchased	48,002,000	—
Repayment of federal funds purchased	(48,001,000)	—
Repayments of other borrowings	(50,000)	(5,000,000)
Cash dividends paid	(546,912)	(546,876)

Net cash provided by (used for) financing activities	27,291,401	(3,508,069)

Decrease in cash and cash equivalents	(1,002,285)	(12,769,201)

Cash and cash equivalents, beginning of period	14,420,024	27,189,225

Cash and cash equivalents, end of period	$13,417,739	$14,420,024

Supplemental disclosure:
Interest paid	$3,796,267	$5,335,212
Income Taxes paid	$465,000	$345,000
Noncash financing activities:
Transfer of loans to other real estate owned	$1,078,000	$—
Transfer of other real estate owned to loans	$385,000	$—
Pending settlement of securities available for sale	$15,846,233	$—

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

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31,
	2008	2007
Balance, beginning of year	$1,399,875	$1,373,000
Provision for loan losses	452,770	104,644
Loans charged-off	(397,818)	(196,941)
Recoveries	197,347	119,172

Balance, end of year	$1,652,174	$1,399,875

The following is a summary of information pertaining to impaired loans:

	At December 31,
	2008	2007
Impaired loans without a valuation allowance	$30,754	$—
Impaired loans with a valuation allowance	—	136,650

Total impaired loans:	$30,754	$136,650

Valuation allowance related to impaired loans	$—	$20,497

	Years Ended December 31,
	2008	2007
Daily average investment in impaired loans during the period	$195,786	$175,499
Interest income recognized on impaired loans	$—	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2008	2007
Land and improvements	$3,915,500	$3,915,500
Buildings and improvements	2,941,100	1,414,381
Leasehold improvements	1,710,267	1,875,159
Equipment, furniture and fixtures	3,137,027	3,131,775
Fixed assets not in service	2,462,485	1,713,278

	14,166,379	12,050,093
Less – accumulated depreciation	(2,258,335)	(2,087,325)

	$11,908,044	$9,962,768

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

Year Ended December 31 2007

Expected dividend yield	1.6%
Expected stock price volatility	21.2%
Risk-free interest rate	3.76%
Expected life of options	6.5 years
Weighted average fair value of options granted during the period	$ 3.54

The following table presents a summary of stock option activity during 2008 and 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2008	297,600	$14.08	—	—
Granted	—	—	—	—
Exercised	(600)	7.25	—	—
Forfeited/expired	(2,000)	12.12	—	—
Outstanding at December 31, 2008	295,000	$14.10	6.3	$92

Exercisable at December 31, 2008	184,600	$13.25	5.2	$92

Outstanding at January 1, 2007	258,600	$14.35	—	—
Granted	40,000	12.12	—	—
Exercised	(1,000)	6.82	—	—
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2007	297,600	$14.08	6.6	$292

Exercisable at December 31, 2007	142,000	$12.58	5.4	$292

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES—RELATED PARTY

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

Heritage Bankshares, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$688,189	$920,044
Add (deduct) items not affecting cash during the year
Stock-based compensation	155,279	135,426
Undistributed net income of subsidiaries	(394,933)	(816,523)
Exercise of stock options tax benefit	969	3,461
Net gain on sale of other investments	—	(22,361)
Changes in assets/liabilities, net
(Increase) decrease in other assets	26,357	(293,384)
Increase (decrease) in other liabilities	(16,447)	26,368

Net cash (used for) operating activities	459,414	(46,969)

Cash flows from investing activities
Proceeds from sale of other investments	—	73,431

Net cash provided by investing activities	—	73,431

Cash flows from financing activities
Proceeds from exercise of stock options	4,350	6,820
Repayment of other borrowings	—	(5,000,000)
Cash dividends paid	(546,912)	(546,876)

Net cash provided by (used for) financing activities	(542,562)	(5,540,056)

Increase (decrease) in cash and cash equivalents	(83,148)	(5,513,594)

Cash and cash equivalents at beginning of year	127,863	5,641,457

Cash and cash equivalents at end of year	$44,715	$127,863

* * * * *

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith as part of this amendment to Annual Report on Form 10-K/A (Amendment No. 1).

23.2	Consent of Elliott Davis LLC.

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: May 14, 2009	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer