Form 10-Q
period 2009-03-31
HERITAGE BANKSHARES INC /VA
filed 2009-05-14
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

(Address of principal executive office)

(757) 648-1700

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,284,852 shares of the registrant’s common stock were outstanding as of April 30, 2009.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$9,671	$5,304
Federal funds sold	6,036	8,114

Cash and cash equivalents	15,707	13,418
Securities available for sale, at fair value (adjusted cost of $60,578 and $59,722, respectively)	61,721	60,742
Loans:
Held for investment, net of allowance for loan losses of $1,709 and $1,652, respectively	176,722	176,562
Held for sale	—	—
Accrued interest receivable	689	735
Stock in Federal Reserve Bank, at cost	324	323
Stock in Federal Home Loan Bank of Atlanta, at cost	1,493	622
Premises and equipment, net	12,210	11,908
Other real estate owned	178	178
Other assets	1,077	1,006

Total assets	$270,121	$265,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$58,974	$53,988
Interest-bearing	157,788	161,794

Total deposits	216,762	215,782

Federal Home Loan Bank Advances	22,550	5,000
Securities sold under agreements to repurchase	2,917	1,247
Other borrowings	—	1
Accrued interest payable	209	236
Pending settlement, securities available for sale	—	15,846
Other liabilities	1,586	1,496

Total liabilities	244,024	239,608

Stockholders’ equity
Common stock, $5 par value – authorized 3,000,000 shares; issued and outstanding:
At March 31, 2009, and at December 31, 2008, 2,279,252 shares	11,396	11,396
Additional paid-in capital	6,415	6,330
Retained earnings	7,531	7,486
Accumulated other comprehensive income, net	755	674

Total stockholders’ equity	26,097	25,886

Total liabilities and stockholders’ equity	$270,121	$265,494

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2009	2008
	(in thousands, except per share data)
Interest income
Loans and fees on loans	$2,209	$2,517
Taxable investment securities	566	463
Nontaxable investment securities	—	13
Dividends on FRB and FHLB stock	5	18
Interest on federal funds sold	1	39
Other interest income	10	2

Total interest income	2,791	3,052

Interest expense
Deposits	602	1,056
Borrowings	39	108

Total interest expense	641	1,164

Net interest income	2,150	1,888

Provision for loan losses	55	—

Net interest income after provision for loan losses	2,095	1,888

Noninterest income
Service charges on deposit accounts	92	107
Gains on sale of loans held for sale, net	—	45
Gain on sale of investment securities	—	5
Late charges and other fees on loans	12	11
Other	57	81

Total noninterest income	161	249

Noninterest expense
Compensation	1,051	1,072
Data processing	127	135
Occupancy	219	214
Furniture and equipment	160	149
Taxes and licenses	67	68
Professional fees	127	95
Marketing	26	37
Telephone	29	26
Stationery and supplies	22	20
FDIC insurance	34	6
Other	151	233

Total noninterest expense	2,013	2,055

Income before provision for income taxes	243	82

Provision for income taxes	62	35

Net income	$181	$47

Earnings per common share
Basic	$0.08	$0.02

Diluted	$0.08	$0.02

Dividends per share	$0.06	$0.06

Weighted average shares outstanding—basic	2,279,252	2,278,652
Effect of dilutive stock options	10,401	18,333

Weighted average shares outstanding—assuming dilution	2,289,653	2,296,985

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$181	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	55	—
Amortization of loan yield adjustments, net	104	98
Depreciation, amortization and accretion, net	227	57
Stock based compensation	85	37
Net (gains) losses on sale of:
Securities	—	(5)
Sale, disposal or impairment of long-lived assets	4	—
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	(66)	339
Increase (decrease) in interest payable and other liabilities	60	(21)
Decrease in loans held for sale	—	599

Net cash provided by operating activities	650	1,151

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	4,294	1,338
Proceeds from maturities and principal repayments of securities held to maturity	—	105
Purchases of securities available for sale	(21,064)	(654)
Net increase in loans held for investment	(319)	(6,286)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,738)	(1,215)
Redemption of Federal Home Loan Bank stock	866	1,263
Purchases of premises and equipment	(468)	(796)
Proceeds from sales of securities available for sale	5	—

Net cash used for investing activities	(18,424)	(6,245)

Cash flows from financing activities:
Net increase in deposits	980	15,457
Proceeds from Federal Home Loan Bank advances	83,550	27,000
Repayments of Federal Home Loan Bank advances	(66,000)	(29,000)
Net increase in securities sold under agreements to repurchase	1,670	931
Proceeds from federal funds purchased	43,200	—
Repayment of federal funds purchased	(43,201)	—
Cash dividends paid	(136)	(137)

Net cash provided by financing activities	20,063	14,251

Increase in cash and cash equivalents	2,289	9,157
Cash and cash equivalents, beginning of period	13,418	14,420

Cash and cash equivalents, end of period	$15,707	$23,577

Supplemental disclosure:
Interest paid	$670	$1,181
Income taxes paid	$—	$130

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For additional financial information regarding the Company, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as amended by Form 10-K/A (Amendment No. 1).

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

A total of 208,000 options were outstanding at March 31, 2009 under the 2006 Incentive Plan. For purposes of determining the “fair value” under SFAS 123(R) of options granted under the 2006 Incentive Plan, the measurement date will be the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

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

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. The 2006 Incentive Plan empowers the Board of Directors, in its discretion, to modify outstanding option awards thereunder. On January 28, 2009, based on and after due consideration of the recommendations of the Compensation Committee of the Board of Directors, the Board modified certain outstanding option awards held by its named executive officers under the 2006 Incentive Plan by reducing the exercise price as follows:

Optionee	Original Date of Option Grant	Number of Option Shares	Exercise Price Before Modification	Exercise Price Subsequent to Modification
Michael S. Ives	July 26, 2006	70,000	$15.80	$11.03
John O. Guthrie	October 25, 2006	20,000	$16.65	$11.03
Leigh C. Keogh	October 25, 2006	6,000	$16.65	$11.03
Sharon C. Lessard	October 25, 2006	6,000	$16.65	$11.03

The Company is also a party to an Option Agreement with Michael S. Ives, its President and Chief Executive Officer, dated February 8, 2005, evidencing an award to Mr. Ives under the Company’s 1987 Stock Option Plan of a fully vested and exercisable option to purchase 30,000 shares of the Company’s common stock at an exercise price of $19.79 per share (“2005 Ives Option”). On January 28, 2009, based on and after due consideration of the recommendations of the Compensation Committee of the Board of Directors, the Board modified the 2005 Ives Option by reducing the exercise price per share thereunder to $11.03.

The modified exercise price for such options represented the book value of a share of the Company’s common stock as of September 30, 2008, which was $2.78 in excess of the $8.25 fair market value of a share of the Company’s common stock, as defined in the amended 2006 Incentive Plan, on January 28, 2009. The incremental compensation expense to the Company of the modified options was $72,580, which expense is recognized beginning on the date of modification through the remaining expected lives of the modified options. Approximately $48,000 of tax benefits was recognized at the option modification and additional tax benefits related to the modification should be recognized over the remaining lives of the nonqualified options.

Additionally, 8,000 option awards were granted under the 2006 Incentive Plan during the first quarter of 2009. No option awards were granted by the Company during the first quarter of 2008.

The fair value of options granted or modified during the first quarter of 2009 were estimated with the following assumptions:

	New Option Grants	Modified Options
Expected dividend yield	2.15%	2.15%
Expected stock price volatility	33.8%	33.8%
Risk-free interest rate	2.85%	1.44 – 2.14%
Expected life of options	6.5 years	3.5 – 4.7 years
Weighted average fair value of options granted or modified during the period	$2.51	$1.29
Incremental average fair value of options modified during the period	—	$0.55

The following table presents a summary of stock option activity to date during 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2009	295,000	$14.10	—	—
Granted	8,000	8.25	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—

Outstanding at March 31, 2009	303,000	$11.44	6.1	$196

Exercisable at March 31, 2009	184,600	$10.41	5.0	$186

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

There were no options exercised during the three months ended March 31, 2009 or the three months ended March 31, 2008. No options vested during the first quarter of 2009 or the first quarter of 2008.

The amount charged against income, before income tax benefit of $51,683, in relation to the stock-based payment arrangement was $85,237 for the three months ended March 31, 2009. The amount charged against income, before income tax benefit of $3,740, in relation to the stock-based payment arrangement, was $37,125 for the three months ended March 31, 2008. At March 31, 2009, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $361,818 and is currently expected to be recognized over a weighted average period of 1.3 years as follows:

At March 31, 2009:	Stock-Based Compensation Expense
(in thousands)
2009	$118
2010	151
2011	76
2012	13
2013	4

Total	$362

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

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Unrealized holding gains on available-for-sale securities	$122	$673
Tax effect	(41)	(229)

Net of tax amount	$81	$444

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$181	$47
Weighted average shares outstanding (denominator)	2,279,252	2,278,652
Earnings per common share – basic	$0.08	$0.02

Effect of dilutive securities

Weighted average shares outstanding during the period	2,279,252	2,278,652
Effect of dilutive stock options	10,401	18,333

Weighted diluted average shares outstanding (denominator) during the period	2,289,653	2,296,985

Earnings per common share – assuming dilution	$0.08	$0.02

Basic earnings per common share is calculated by dividing net income by the weighted number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense not yet recognized for in-the-money stock options pursuant to FAS 123(R) (see Note 2 – Share-Based Compensation) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is included in the denominator of the diluted earnings per share calculation.

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

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

March 31, 2009

in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$61,721	$—	$61,721	$—

Total Assets at Fair Value	$61,721	$—	$61,721	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

March 31, 2009

in thousands	Total	Level 1	Level 2	Level 3
Loans	$16	$—	$16	$—
Other real estate owned	$178	—	$178	—

Total Assets at Fair Value	$194	$—	$194	$—

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our 2008 annual report on Form 10-K, filed March 26, 2009.

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

Financial Condition of the Company at March 31, 2009

Total Assets. The Company’s total assets increased by $34.1 million, or 14.5%, from $236.0 million at March 31, 2008 to $270.1 million at March 31, 2009. The increase in assets resulted primarily from a $23.0 million, or 59.2%, increase in the balance of investment securities and a $16.7 million, or 10.4%, increase in the ending balance of loans held for investment. Total assets increased by $4.6 million, or 1.7%, from $265.5 million at December 31, 2008, largely due to an increase in cash and cash equivalents.

Funds Sold and Investment Securities. Total federal funds sold and investment securities available for sale were $67.8 million at March 31, 2009, compared to $55.4 million at March 31, 2008 and $68.9 million at December 31, 2008. The Company currently endeavors to minimize investment in federal funds sold due to its low yield, which was an average of 9 basis points during the first quarter of 2009.

Loans. Loans held for investment, net, at March 31, 2009 were $176.7 million, which represents an increase of $16.7 million, or 10.4%, from the loan balance of $160.0 million at March 31, 2008, and is essentially unchanged from the $176.6 million loan balance at December 31, 2008.

Asset Quality. The Company’s total nonperforming assets increased to $202,000, or 0.07% of assets, at March 31, 2009, compared to $36,000, or 0.02% of assets, at March 31, 2008, attributable to an increase in the balance of other real estate owned.

Deposits. Driven by continued growth in core deposits, total quarter-ending deposit balances increased by $15.3 million, or 7.6%, from $201.5 million at March 31, 2008 to $216.8 million at March 31, 2009. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $13.9 million, or 9.3%, from $149.4 million at March 31, 2008 to $163.3 million at March 31, 2009. Certificates of deposits increased by $1.4 million between the two three-month periods. Total deposits at March 31, 2009 increased by $1.0 million from $215.8 million at December 31, 2008.

Average total deposits increased by $33.6 million, or 18.4%, from $182.5 million during the three months ended March 31, 2008 to $216.1 million during the three months ended March 31, 2009. Average core deposits increased by $33.2 million between the comparable quarters.

Borrowed Funds. Total borrowed funds at March 31, 2009 were $25.5 million, an increase of $18.4 million from $7.1 million at March 31, 2008, and an increase of $19.3 million from $6.2 million at December 31, 2008. The increase in borrowed funds for both periods was largely due to an increase in the utilization of overnight FHLB advances to supplement the funding of the Company’s asset growth. The average cost of FHLB advances during the first quarter of 2009 was 54 basis points.

Capital. Stockholders’ equity increased by $600,000, or 2.3%, from $25.5 million at March 31, 2008 to $26.1 million at March 31, 2009. Stockholders’ equity increased primarily as a result of a $275,000 increase in retained earnings and a $205,000 increase in additional paid-in capital. Stockholders’ equity at March 31, 2009 increased by $211,000, or 0.8%, from $25.9 million at December 31, 2008, due to increases in retained earnings, additional paid-in-capital and accumulated other comprehensive income.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At March 31,
	2009	2008
	(in thousands)
Nonaccrual loans	$16	$—
Accruing loans past due 90 days or more	8	36

Total nonperforming loans	24	36

Real estate owned, net	178	—

Total nonperforming assets	$202	$36

A summary of the activity in the allowance for loan losses account is as follows:

	At March 31,
	2009	2008
	(in thousands)
Balance, beginning of period	$1,652	$1,400
Provision for loan losses	55	—
Loans charged-off	(8)	—
Recoveries	10	92

Balance, end of period	$1,709	$1,492

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Overview. The Company’s pretax income was $243,000 for the first quarter of 2009, compared to a pretax income of $82,000 for the first quarter of 2008, an increase of $161,000. Compared to the first quarter of 2008, net interest income increased by $262,000, provision for loan losses increased by $55,000, noninterest income decreased by $88,000, and noninterest expense decreased by $42,000. Net income, after tax, was $181,000, or $0.08 per diluted share, for the three months ended March 31, 2009, compared to a net income, after tax, of $47,000, or $0.02 per diluted share, for the three months ended March 31, 2008.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $262,000 in the first quarter of 2009 compared to the first quarter of 2008. This increase in net interest income was primarily attributable to a 40 basis point increase in the net interest spread, from 2.79% for the three months ended March 31, 2008 to 3.19% for the three months ended March 31, 2009. In addition, between the comparable quarters, average interest-earning assets increased by $35.1 million, which more than offset an increase of $24.5 million increase in average interest-bearing liabilities. Net interest margin decreased by 6 basis points, from 3.69% in the first quarter of 2008 to 3.63% in the first quarter of 2009.

Provision for Loan Losses. The provision for loan losses in the first quarter of 2009 was $55,000, compared to no provision for loan losses in the first quarter of 2008. In the first quarter of 2009 there were net recoveries of $2,000 and the balance of nonperforming loans at March 31, 2009 was $24,000.

Noninterest Income. Total noninterest income decreased by $88,000, from $249,000 in the first quarter of 2008 to $161,000 in the first quarter of 2009, largely attributable to a $45,000 decrease in gains on the sale of loans and a $15,000 decrease in service charges on deposit accounts.

Noninterest Expense. Total noninterest expense decreased by $42,000, from $2.05 million in the first quarter of 2008 to $2.0 million in the first quarter of 2009. This decrease in noninterest expense was driven primarily by a $66,000 decrease in courier expense and a $21,000 decrease in compensation expense, partially offset by increases in professional fees and FDIC insurance of $32,000 and $28,000, respectively. Compensation expense decreased notwithstanding $48,000 in compensation expense related to the repricing of certain employee stock options effected in the first quarter of 2009.

First quarter 2009 professional fee expense related to stock option repricing and grants, the amendment of the Company’s stock option plan, and the amendment to the Chief Executive Officer’s employment agreement totaled approximately $31,000.

Income Taxes. The Company’s income tax expense for the first quarter of 2009 was $62,000, which represented an effective tax rate of 25.3%, compared to income tax expense of $35,000 for the first quarter of 2008, which represented an effective tax rate of 43.0%. The lower effective tax rate for the first quarter of 2009 was primarily attributable to a $48,000 tax benefit resulting from an increase in nonqualified stock options related to certain of the stock options that were repriced in the first quarter of 2009. The effective tax rate in the first quarter of 2008 was due to a higher percentage of net non-deductible items relative to pre-tax income.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At March 31, 2009	At March 31, 2008
	(in thousands)
Commitments to extend credit	$42,941	$45,613
Standby letters of credit	1,031	2,533
Commitments to sell loans	205	1,064

	$44,177	$49,210

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2009, cash and cash equivalents were $15.7 million, an increase of $2.3 million from $13.4 million at December 31, 2008.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At March 31, 2009, the balance of the available-for-sale investment portfolio was $61.7 million, compared to a $60.7 million balance at December 31, 2008. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $26.1 million at March 31, 2009, compared to $25.9 million at December 31, 2008. At March 31, 2009, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”). Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Developments

As previously announced, the Company has received preliminary approval for a $5.7 million capital investment from the U.S. Treasury Department under the TARP Capital Purchase Program (the “Capital Purchase Program”), a voluntary program designed to provide capital for healthy banks to improve the flow of funds from banks to their customers. Consummation of the investment transaction is subject to several conditions, including final approval of our participation by the Treasury, shareholder approval of an amendment and restatement of our Articles of Incorporation to authorize the preferred stock the Treasury would receive, and the negotiation and execution of definitive investment documents. The Company has filed with the Securities and Exchange Commission (“SEC”) and mailed to our shareholders a definitive proxy statement for its 2009 Annual Meeting of Shareholders pursuant to Regulation 14A (the “2009 Proxy Statement”), which contains, among other proposals, a proposal to amend and restate our Articles of Incorporation to authorize the preferred stock the Treasury would receive under the Capital Purchase Program. However, participation in the Capital Purchase Program is voluntary and we may elect not to participate even if we receive final approval from the Treasury and our shareholders approve the requisite amendment and restatement of our Articles of Incorporation. Furthermore, even if our shareholders approve the authorization of preferred stock and our Board determines to proceed under the Capital Purchase Program, there is no guarantee that at that time the Treasury will have sufficient funds or otherwise be willing and able to complete a transaction with the Company under the Capital Purchase Program. Accordingly, at this time the Company’s participation in the Capital Purchase Program is not certain. Please see the 2009 Proxy Statement filed with the SEC on April 29, 2009 for more information regarding the Company’s potential participation in the Capital Purchase Program, including, among other things, the proposal to amend and restate our Articles of Incorporation to authorize preferred stock.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 3.

Item 4T	Controls and Procedures

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of March 31, 2009 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

May 14, 2009	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

May 14, 2009	/s/ John O. Guthrie
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