Form 10-Q
period 2009-06-30
HERITAGE BANKSHARES INC /VA
filed 2009-08-11
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

(Address of principal executive office)

(757) 648-1700

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,284,852 shares of the registrant’s common stock were outstanding as of July 31, 2009.

Part I. FINANCIAL INFORMATION

Item 1	- Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$9,287	$5,304
Federal funds sold	9,302	8,114

Cash and cash equivalents	18,589	13,418
Securities available for sale, at fair value (adjusted cost of $54,322 and $59,722, respectively)	55,461	60,742
Loans:
Held for investment, net of allowance for loan losses of $1,728 and $1,652, respectively	177,359	176,562
Held for sale	—	—
Accrued interest receivable	666	735
Stock in Federal Reserve Bank, at cost	324	323
Stock in Federal Home Loan Bank of Atlanta, at cost	1,476	622
Premises and equipment, net	12,112	11,908
Other real estate owned	165	178
Other assets	1,028	972

Total assets	$267,180	$265,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$76,392	$53,988
Interest-bearing	154,270	161,794

Total deposits	230,662	215,782

Federal Home Loan Bank Advances	5,000	5,000
Securities sold under agreements to repurchase	3,626	1,247
Other borrowings	—	1
Accrued interest payable	194	236
Pending settlement, securities available for sale	—	15,846
Other liabilities	1,500	1,509

Total liabilities	240,982	239,621

Stockholders’ equity
Preferred stock, no par value – authorized 1,000,000 shares, none issued and outstanding at June 30, 2009 or December 31, 2008	—	—
Common stock, $5 par value – authorized 6,000,000 shares; issued and outstanding: 2,284,852 shares at June 30, 2009, and 2,279,252 shares at December 31, 2008	11,424	11,396
Additional paid-in capital	6,474	6,330
Retained earnings	7,548	7,439
Accumulated other comprehensive income, net	752	674

Total stockholders’ equity	26,198	25,839

Total liabilities and stockholders’ equity	$267,180	$265,460

See notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,259	$2,426	$4,469	$4,943
Taxable investment securities	610	441	1,176	905
Nontaxable investment securities	—	13	—	25
Dividends on FRB and FHLB stock	5	14	10	32
Interest on federal funds sold	—	43	1	82
Other interest income	14	1	24	3

Total interest income	2,888	2,938	5,680	5,990

Interest expense
Deposits	564	874	1,167	1,931
Borrowings	36	39	75	146

Total interest expense	600	913	1,242	2,077
Net interest income	2,288	2,025	4,438	3,913
Provision for loan losses	21	—	76	—

Net interest income after provision for loan losses	2,267	2,025	4,362	3,913

Noninterest income
Service charges on deposit accounts	95	99	187	205
Gains on sale of loans held for sale, net	3	23	3	68
Gain on sale of investment securities	—	—	—	5
Late charges and other fees on loans	11	21	23	33
Gain on bank-owned life insurance	35	—	35	—
Other	73	72	130	153

Total noninterest income	217	215	378	464

Noninterest expense
Compensation	1,003	1,012	2,054	2,084
Data processing	132	141	259	276
Occupancy	204	192	422	406
Furniture and equipment	166	140	327	288
Taxes and licenses	69	64	136	132
Professional fees	87	65	214	160
FDIC insurance	208	32	288	64
Marketing	29	40	55	77
Telephone	26	25	54	51
Stationery and supplies	13	26	35	45
Other	198	220	349	456

Total noninterest expense	2,135	1,957	4,193	4,039

Income before provision for income taxes	349	283	547	338
Provision for income taxes	118	103	164	128

Net income	$231	$180	$383	$210

Earnings per common share
Basic	$0.10	$0.08	$0.17	$0.09

Diluted	$0.10	$0.08	$0.17	$0.09

Dividends per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding - basic	2,283,115	2,278,652	2,281,184	2,278,652
Effect of dilutive stock options	13,199	11,898	11,820	15,116

Weighted average shares outstanding - diluted	2,296,314	2,290,550	2,293,004	2,293,768

See notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$383	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	76	—
Amortization of loan yield adjustments, net	200	203
Depreciation, amortization and accretion, net	432	120
Stock-based compensation	124	74
Exercise of stock options tax benefit	7	—
Net (gains) losses on sale of:
Securities	—	(5)
Property, plant and equipment	4	—
Impairment of real estate owned	13	—
Net gain on bank owned life insurance	(35)	—
Changes in assets/liabilities, net
Decrease (increase) in interest receivable and other assets	(128)	313
Decrease in interest payable and other liabilities	(56)	(121)
Decrease in loans held for sale	—	461

Net cash provided by operating activities	1,020	1,255

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	10,507	6,774
Proceeds from maturities, calls and principal repayments of securities held to maturity	—	106
Purchases of securities available for sale	(21,064)	(6,219)
Net increase in loans held for investment	(1,073)	(12,400)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,738)	(1,807)
Redemption of Federal Home Loan Bank stock	883	1,533
Purchases of premises and equipment	(539)	(1,407)
Proceeds from sales of premises and equipment	15	—
Proceeds from bank owned life insurance	135	—

Net cash used for investing activities	(12,874)	(13,420)

Cash flows from financing activities:
Proceeds from exercise of stock options	41	—
Net increase in deposits	14,880	9,299
Proceeds from Federal Home Loan Bank advances	131,600	41,000
Repayments of Federal Home Loan Bank advances	(131,600)	(35,000)
Net increase (decrease) in securities sold under agreements to repurchase	2,379	(212)
Proceeds of federal funds purchased	43,200	—
Repayment of federal funds purchased	(43,201)	—
Cash dividends paid	(274)	(273)

Net cash provided by financing activities	17,025	14,814

Increase in cash and cash equivalents	5,171	2,649

Cash and cash equivalents, beginning of period	13,418	14,420

Cash and cash equivalents, end of period	$18,589	$17,069

Supplemental disclosure:
Interest paid	$1,285	$2,151
Income taxes paid	$165	$130

See notes to financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For additional financial information regarding the Company, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

The Company believes its critical accounting policies are those that are particularly sensitive in terms of judgments and the extent to which estimates are used, and such policies include (a) the valuation of the allowance for loan losses and the impairment of loans, (b) the impairment of financial investments and other accounts, (c) the deferral of loan fees and direct loan origination costs, and (d) accounting for income taxes.

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

The Bank then considers the impact of various bank, industry, economic and other environmental factors and documents, which factors are used in the analysis.

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits under SFAS No. 114; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors under SFAS No. 5; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

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

Subsequent Events. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2009, the date the financial statements were issued.

Note 2 – Share-Based Compensation

Under the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009 (“2006 Incentive Plan”), the Board of Directors may grant up to 250,000 stock options, stock appreciation rights, restricted stock and certain other equity awards, in the aggregate, to officers and nonemployee directors of the Company and the Bank. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options, and the option price of both a nonstatutory stock option and an incentive stock option will be the fair market value of the Company’s common stock on the date of grant. Prior to January 28, 2009, “Fair Market Value” was defined under the 2006 Incentive Plan generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded. On January 28, 2009, the Board amended the definition of “Fair Market Value” to consist of the following: (i) the closing price of a share of the Company’s common stock on the OTC Bulletin Board on the grant date of the applicable award, if the grant date is a trading day; or (ii) if shares of the Company’s common stock are not traded on the grant date of the applicable award, then the closing price of a share of common stock on the OTC Bulletin Board on the next preceding date on which a trade occurred; or (iii) if (i) and (ii) are inapplicable, the fair market value as determined in good faith by the Board.

The following table presents a summary of stock option activity to date during 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2009	295,000	$14.10	—	—
Granted	8,000	8.25	—	—
Exercised	(5,600)	7.25	—	—
Forfeited/expired	—	—	—	—

Outstanding at June 30, 2009	297,400	$11.52	6.0	$233

Exercisable at June 30, 2009	179,000	$10.51	4.9	$217

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and June 30, 2008 were $21,000 and $2,850, respectively. Cash received from exercises of options during the first six months of 2009 and 2008 was $40,600 and $4,350, respectively.

The amount charged against income, before income tax benefit of $54,733, in relation to the stock-based payment arrangement was $124,305 for the six months ended June 30, 2009. The amount charged against income, before income tax benefit of $7,542, in relation to the stock-based payment arrangement, was $74,432 for the six months ended June 30, 2008. At June 30, 2009, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $322,750 and is currently expected to be recognized over a weighted average period of 1.2 years as follows:

Stock-Based Compensation Expense
(in thousands)
At June 30, 2009:
2009	$79
2010	151
2011	76
2012	13
2013	4

Total	$323

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(4)	$(449)	$118	$224
Tax effect	1	153	(40)	(76)

Net of tax amount	$(3)	$(296)	$78	$148

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$231	$180	$383	$210
Weighted average shares outstanding (denominator)	2,283,115	2,278,652	2,281,184	2,278,652
Earnings per common share-basic	$0.10	$0.08	$0.17	$0.09
Effect of dilutive securities
Weighted average shares outstanding during the period	2,283,115	2,278,652	2,281,184	2,278,652
Effect of dilutive stock options	13,199	11,898	11,820	15,116

Weighted diluted average shares outstanding (denominator) during the period	2,296,314	2,290,550	2,293,004	2,293,768

Earnings per common share – diluted	$0.10	$0.08	$0.17	$0.09

Note 5 – Disclosure About Fair Value of Financial Instruments

The following summary presents an estimate of the fair value of the Company’s financial instruments. Because no active market readily exists for a portion of the Company’s financial instruments, fair values of some financial instruments are based on estimates using present value and other valuation techniques. Much of the information used to determine fair value is highly subjective in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Accordingly, the amounts that will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

The following table presents the carrying amounts and fair value of the Company’s financial instruments at June 30, 2009:

	At June 30, 2009
	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$9,287	$9,287
Federal funds sold	9,302	9,302
Securities available for sale	55,461	55,461
Loans held for investment	177,359	178,246
Accrued interest receivable	666	666
Stock in FRB and FHLB	1,800	1,800
Bank-owned life insurance	535	535

Financial liabilities:
Deposits	230,662	230,782
Federal Home Loan Bank advance	5,000	5,081
Other borrowing and securities sold under agreements to repurchase	3,626	3,626
Accrued interest payable	194	194

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

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

June 30, 2009 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$55,461	$—	$55,461	$—

Total Assets at Fair Value	$55,461	$—	$55,461	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

June 30, 2009 in thousands	Total	Level 1	Level 2	Level 3
Loans	$111	$—	$111	$—
Other real estate owned	$165	—	$165	—

Total Assets at Fair Value	$276	$—	$276	$—

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At June 30, 2009

Securities available for sale

U.S. Treasury Securities	$1,004	$2	$—	$1,006
Mortgage-backed securities	53,318	1,167	30	54,455

Total securities available for sale	$54,322	$1,169	$30	$55,461

Total securities (1)	$54,322	$1,169	$30	$55,461

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2008

Securities available for sale
U.S. Treasury Securities	$1,761	$12	$—	$1,773
Mortgage-backed securities	57,961	1,012	4	58,969

Total securities available for sale	$59,722	$1,024	$4	$60,742

Total securities (1)	$59,722	$1,024	$4	$60,742

(1)	At June 30, 2009 and at December 31, 2008, the Company held no securities classified as held to maturity.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and at December 31, 2008. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	At June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,706	30	—	—	4,706	30

Total temporarily impaired securities	$4,706	$30	$—	$—	$4,706	$30

	At December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Securities	$150	$—	$—	$—	$150	$—
Mortgage-backed securities	3,377	4	—	—	3,377	4

Total temporarily impaired securities	$3,527	$4	$—	$—	$3,527	$4

The amortized cost and fair value of investment securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity (1)
	(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,004	$1,006	$—	$—

Due after one year through five years	20,404	20,687	—	—

Due after five years through ten years	26,762	27,488	—	—

Due after ten years	6,152	6,280	—	—

Total	$54,322	$55,461	$—	$—

(1)	At June 30, 2009, the Company held no securities classified as held to maturity.

Note 7 – Prior Period Adjustments to FDIC Insurance Expense

The unaudited financial statements and accompanying information contained in this Form 10-Q reflect the impact of corrections to FDIC insurance expense related to certain prior periods. Specifically, as a result of such corrections to prior-period FDIC insurance expense, retained earnings at June 30, 2008 decreased by $42,397 compared to the originally-reported amount; and retained earnings at March 31, 2009 decreased by $77,438 compared to the originally-reported amount, after taking into account the tax-effect of the cumulative correction. Further, after-tax net income for the three months ended June 30, 2008 decreased by $4,000, from $184,000, as originally reported, to $180,000 (earnings were $0.08 per diluted share both before and after the correction). After-tax net income for the six months ended June 30, 2008 decreased by $21,000, from $231,000, or $0.10 per diluted share as originally reported, to $210,000, or $0.09 per diluted share. Corrections were made in accordance with Staff Accounting Bulletin No. 108.

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

Financial Condition of the Company at June 30, 2009

Total Assets. The Company’s total assets increased by $30.8 million, or 13.0%, from $236.4 million at June 30, 2008 to $267.2 million at June 30, 2009. The increase in assets resulted primarily from increases of $17.5 million and $11.3 million in the ending balances of securities available for sale and loans held for investment, respectively. Total assets increased by $1.7 million, or 0.6%, from $265.5 million at December 31, 2008.

Funds Sold and Investment Securities. Total federal funds sold and investment securities available for sale were $64.8 million at June 30, 2009, compared to a combined balance of $46.0 million at June 30, 2008, reflecting an increase in the combined balance of $18.8 million, or 40.8%, attributable primarily to an increase in the balance of agency mortgage-backed securities. Total federal funds sold and investment securities available for sale decreased by $4.1 million, or 5.9%, from $68.9 million at December 31, 2008, due to net amortization and prepayments of mortgage-backed securities balances.

Loans. Loans held for investment, net, at June 30, 2009 were $177.4 million, which represents an increase of $11.3 million, or 6.8%, from the June 30, 2008 loan balance of $166.1 million, and an increase of $797,000 compared to the December 31, 2008 loan balance of $176.6 million.

Asset Quality. The Company’s total nonperforming assets increased to $490,000, or 0.18% of assets, at June 30, 2009, compared to $36,000, or 0.02% of assets, at June 30, 2008, attributable to an increase in the balance of other real estate owned as well as increases in nonaccrual and restructured loans. Nonperforming assets at December 31, 2008 were $218,000, or 0.08% of assets.

Deposits. Driven by continued growth in core deposits, total deposits increased by $35.3 million, or 18.1%, from $195.3 million at June 30, 2008 to $230.6 million at June 30, 2009. Core deposits, which are comprised of checking, savings and money market accounts, increased by $34.3 million, or 24.0%, from $142.7 million at June 30, 2008 to $177.0 million at June 30, 2009. Total deposits at June 30, 2009 increased by $14.8 million from $215.8 million at December 31, 2008.

Average total deposits increased by $29.4 million, or 15.5%, from $190.1 million for the six months ended June 30, 2008 to $219.5 million for the six months ended June 30, 2009. Average core deposits increased by $28.2 million and average certificates of deposit balances increased by $1.2 million between the comparable six month periods.

Borrowed Funds. Due to the increase in deposit balances, borrowed funds decreased by $5.4 million, from $14.0 million at June 30, 2008 to $8.6 million at June 30, 2009. Borrowed funds increased by $2.4 million from $6.2 million at December 31, 2008, attributable to an increase in the balance of retail securities sold under agreements to repurchase.

Capital. Stockholders’ equity increased by $936,000, or 3.7%, from $25.3 million at June 30, 2008 to $26.2 million at June 30, 2009. Stockholders’ equity increased primarily as a result of a $288,000 increase in retained earnings, a $227,000 increase in additional paid-in capital and a $390,000 increase in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available-for-sale investment securities portfolio. Stockholders’ equity at June 30, 2009 increased by $359,000, or 1.4%, from $25.8 million at December 31, 2008.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At June 30,
	2009	2008
	(in thousands)
Nonaccrual loans	$111	$—
Accruing loans past due 90 days or more	8	36

Total nonperforming loans	119	36

Restructured loans	206	—
Other real estate owned, net	165	—

Total nonperforming assets	$490	$36

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Balance, beginning of period	$1,709	$1,492	$1,652	$1,400
Provision for loan losses	21	—	76	—
Loans charged-off	(22)	(1)	(30)	(1)
Recoveries	20	101	30	193

Balance, end of period	$1,728	$1,592	$1,728	$1,592

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Overview. The Company’s pretax income was $349,000 for the second quarter of 2009, compared to a pretax income of $283,000 for the second quarter of 2008. Compared to the second quarter of 2008, net interest income increased by $263,000, provision for loan losses increased by $21,000, noninterest income increased by $2,000 and noninterest expense increased by $178,000. Net income, after tax, was $231,000, or $0.10 per diluted share, for the three months ended June 30, 2009, compared to net income, after tax, of $180,000, or $0.08 per diluted share, for the three months ended June 30, 2008.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $263,000 in the second quarter of 2009 compared to the second quarter of 2008. This increase was primarily attributable to an increase of $31.3 million in the average balance of interest-earning assets, which more than offset an increase of $21.1 million in average interest-bearing liabilities, and to an increase in net interest spread from 3.07% to 3.31%. Net interest margin decreased by 6 basis points, from 3.80% in the second quarter of 2008 to 3.74% in the second quarter of 2009.

Provision for Loan Losses. Provision for loan losses for the three months ended June 30, 2009 was $21,000 compared to no provision for the three months ended June 30, 2008. Net charge-offs totaled $2,000 in the second quarter of 2009 compared to net recoveries of $100,000 in the second quarter of 2008.

Noninterest Income. Total noninterest income increased by $2,000, from $215,000 in the second quarter of 2008 to $217,000 in the second quarter of 2009. This increase was primarily due to a Bank-owned life insurance net death benefit of $35,000 recorded in the second quarter of 2009, largely offset by a decrease of $10,000 in late charges and other fees on loans and a decrease of $20,000 in gains on sales of mortgage loans held for sale.

Noninterest Expense. Total noninterest expense increased by $178,000, from $2.0 million in the second quarter of 2008 to $2.1 million in the second quarter of 2009. This increase in noninterest expense was driven primarily by a $176,000 increase in FDIC insurance expense, a $22,000 increase in professional fees, a $22,000 increase in shareholder expense and a $23,000 increase in expenses and impairments on other real estate owned, partially offset by a $68,000 decrease in courier expense. The $176,000 increase in FDIC insurance expense included a $121,000 charge for the FDIC’s special assessment at June 30, 2009.

Income Taxes. The Company’s income tax expense for the quarter ended June 30, 2009 was $118,000, which represented an effective tax rate of 33.8%, compared to income tax expense of $103,000 for the quarter ended June 30, 2008, which represented an effective tax rate of 36.2%. The lower effective tax rate in the second quarter of 2009 was primarily attributable to nontaxable Bank-owned life insurance income recorded in the second quarter of 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Overview. The Company’s pretax income was $547,000 for the first six months of 2009, compared to a pretax income of $338,000 for the first six months of 2008, an increase of $209,000. Compared to the first six months of 2008, net interest income increased by $525,000, provision for loan losses increased by $76,000, noninterest income decreased by $86,000 and noninterest expense increased by $154,000. Net income, after tax, was $383,000, or $0.17 per diluted share, for the six months ended June 30, 2009, compared to after-tax net income of $210,000, or $0.09 per diluted share, for the six months ended June 30, 2008.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $525,000 for the first six months of 2009 compared to the first six months of 2008. This increase was primarily attributable to an increase of $33.2 million in the average balance of interest-earning assets, which more than offset an increase of $22.8 million in average interest-bearing liabilities, and to an increase in net interest spread from 2.93% to 3.25%. Net interest margin decreased by 5 basis points, from 3.74% for the first six months of 2008 to 3.69% for the first six months of 2009.

Provision for Loan Losses. Provision for loan losses for the six months ended June 30, 2009 was $76,000 compared to no provision for the six months ended June 30, 2008. There were no net recoveries in the six months ended June 30, 2009 compared to $192,000 in net recoveries for the six months ended June 30, 2008.

Noninterest Income. Total noninterest income decreased by $86,000, from $464,000 in the first six months of 2008 to $378,000 in the first six months of 2009. This decrease was primarily related to an $18,000 decrease in service charges on deposits and a $65,000 decrease in gains on sales of mortgage loans held for sale.

Noninterest Expense. Total noninterest expense increased by $154,000, from $4.0 million in the first six months of 2008 to $4.2 million in the first six months of 2009. Increases of $224,000, $54,000, $24,000 and $23,000 in FDIC insurance expense, professional fees, shareholder expense and expenses and impairments on other real estate owned, respectively, were partially offset by decreases of $134,000 and $30,000 in courier expense and compensation expense, respectively.

Income Taxes. The Company’s income tax expense for the six months ended June 30, 2009 was $164,000, which represented an effective tax rate of 30.0%, compared to income tax expense for the six months ended June 30, 2008 of $128,000, which represented an effective tax rate of 38.1%. The lower effective tax rate for the first six months of 2009 was primarily attributable to a $48,000 tax benefit resulting from an increase in nonqualified stock options related to certain of the stock options that were repriced in the first quarter of 2009 and to nontaxable life insurance income recorded in the second quarter of 2009. The effective tax rate for the first six months of 2008 resulted from a higher percentage of net non-deductible items relative to pre-tax income.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At June 30, 2009	At June 30, 2008
	(in thousands)
Commitments to extend credit	$39,262	$47,266
Standby letters of credit	972	2,450
Commitments to sell loans	—	1,652

	$40,234	$51,368

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2009, cash and cash equivalents were $18.6 million, an increase of $5.2 million from $13.4 million at December 31, 2008.

In addition, the Company maintains a liquid available-for-sale investment securities portfolio. At June 30, 2009, the balance of the available-for-sale investment portfolio was $55.5 million, compared to a $60.7 million balance at December 31, 2008. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $26.2 million at June 30, 2009, compared to $25.8 million at December 31, 2008. At June 30, 2009, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168 (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and is not expected to have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position is not expected to require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”), was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter Form 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events” (“SFAS 165”), was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. Management has completed its review and all proper disclosures have been made in accordance with SFAS 165.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Developments

On June 30, 2009, we received preliminary approval for an investment by the U.S. Treasury Department (the “Treasury”) under the TARP Capital Purchase Program, as recently expanded for community banks (the “CPP”), of up to 5% of the Company’s most recent risk-weighted asset amount. The CPP is a voluntary program established by the Treasury in 2008 to provide capital for healthy banks to improve the flow of funds from banks to their customers. On May 13, 2009, the Treasury announced an expansion of the CPP for banks, like us, with less than $500 million in total assets. Under the expanded CPP, qualifying banks, including banks like us that have been approved for an initial investment but have not yet completed a transaction under the CPP, may apply for an investment of up to 5% of their risk-weighted assets (initially banks were eligible for a maximum investment of 3% of risk-weighted assets). Earlier this year we received preliminary approval for a $5.7 million investment (3% of our risk-weighted assets at the time) under the CPP, but to date we have not consummated an investment transaction. On June 26, 2009, we applied for additional funding under the expanded CPP. On June 30, 2009, the Treasury notified us that we qualify for an investment of up to 5% of our most recent risk-weighted assets under the expanded CPP. Based on our most recent risk-weighted asset amount, we currently would be eligible for an investment of up to approximately $10.25 million. The Company has six months from the date of the Treasury’s approval for participation in the expanded CPP (i.e., until December 30, 2009) to enter into a binding Letter Agreement with the Treasury to fund a transaction. At our annual shareholders meeting on June 16, 2009, our shareholders approved an amendment to our Articles of Incorporation to authorize the preferred stock the Treasury would receive in an investment transaction under the CPP (see Part II – Other Information, Item 4 – Submission of Matters to a Vote of Security Holders, below). Even with approval of the amendment, the Company’s participation in the CPP remains subject to the Treasury’s final approval and to execution of definitive investment documents. Furthermore, participation in the CPP is voluntary, and we may elect not to consummate an investment transaction even if we receive final approval from the Treasury; rather, we have simply preserved our option to participate in the CPP for the maximum investment amount available to the Company. We also note that, even if we elect to participate under the CPP, there is no guarantee that at that time the Treasury will have sufficient funds or otherwise be willing and able to complete an investment transaction with us. Accordingly, at this time the Company’s participation in the CPP is not certain. Please see the Company’s 2009 Proxy Statement, filed with the SEC and mailed to shareholders on or about April 29, 2009, for more information regarding our potential participation in the CPP.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of June 30, 2009 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

On June 16, 2009, the Company held its 2009 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders (i) elected six nominated directors to the Board of Directors of the Company, (ii) ratified the appointment of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2009, (iii) approved an amendment to the Articles of Incorporation of the Company to increase the number of our authorized shares of common stock from 3,000,000 to 6,000,000, (iv) approved the amendment and restatement of the Articles of Incorporation of the Company to authorize the issuance of up to 1,000,000 shares of preferred stock, and (v) approved a proposal to adjourn the Annual Meeting, if necessary, to allow additional time to solicit votes to approve the amendment and restatement of the Articles of Incorporation of the Company.

More specifically, at the Annual Meeting the shareholders re-elected the following individuals to the Board of Directors for new three-year terms (except for Donald E. Perry, who was elected for a two-year term) by the following vote:

Directors	Votes For	Withhold	Broker Non-Votes / Abstentions
Donald E. Perry	1,821,215	57,698	—
Lisa F. Chandler	1,816,185	62,728	—
Stephen A. Johnsen	1,816,185	62,728	—
Thomas G. Johnson, III	1,816,185	62,728	—
Charles R. Malbon, Jr.	1,816,185	62,728	—
L. Allan Parrott, Jr.	1,816,185	62,728	—

In addition, the term of office of the following directors continued after the Annual Meeting: Michael S. Ives, David L. Kaufman, James A. Cummings, Peter M. Meredith, Jr., Harvey W. Roberts, III, Wendell C. Franklin, F. Dudley Fulton, Ross C. Reeves, and Barbara Zoby.

The vote on the ratification of Elliott Davis LLC as the Company’s independent auditors for the year ending December 31, 2009 was as follows:

Votes For	Votes Against	Broker Non-Votes / Abstentions
1,864,529	3,972	10,413

The vote on the amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 3,000,000 to 6,000,000 was as follows:

Votes For	Votes Against	Broker Non-Votes / Abstentions
1,770,981	93,534	14,397

The vote on the amendment and restatement of the Articles of Incorporation of the Company to authorize the issuance of up to 1,000,000 shares of preferred stock was as follows:

Votes For	Votes Against	Broker Non-Votes / Abstentions
1,566,230	109,848	202,836

The vote on the proposal to adjourn the Annual Meeting, if necessary, to allow additional time to solicit votes to approve the amendment and restatement of the Articles of Incorporation of the Company was as follows:

Votes For	Votes Against	Broker Non-Votes / Abstentions
1,733,412	131,100	14,401

Because the amendment and restatement of our Articles of Incorporation was approved by a sufficient number of votes at the Annual Meeting, it was not necessary for the Company to adjourn the Annual Meeting to solicit additional votes; accordingly, this proposal to adjourn the Annual Meeting was not acted upon even though it was approved by the requisite number of votes.

Item 5	Other Information

None

Item 6	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

August 11, 2009	/s/ Michael S. Ives
Michael S. Ives,
President and Chief Executive Officer

August 11, 2009	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc.

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 9, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.15	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

*10.19	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on March 5, 2009.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.