Form 10-Q
period 2009-09-30
HERITAGE BANKSHARES INC /VA
filed 2009-11-05
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

A total of 2,291,352 shares of the registrant’s common stock were outstanding as of October 31, 2009.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$4,636	$5,304
Interest-bearing deposits in other banks	15,088	—
Federal funds sold	8,820	8,114

Total cash and cash equivalents	28,544	13,418
Securities available for sale, at fair value (adjusted cost of $48,081 and $59,722, respectively)	49,776	60,742
Loans, net
Held for investment, net of allowance for loan losses of $1,771 and $1,652, respectively	176,927	176,562
Held for sale	—	—
Accrued interest receivable	641	735
Stock in Federal Reserve Bank, at cost	324	323
Stock in Federal Home Loan Bank of Atlanta, at cost	1,476	622
Premises and equipment, net	12,015	11,908
Other real estate owned	153	178
Other assets	880	972

Total assets	$270,736	$265,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$72,602	$53,988
Interest-bearing	153,471	161,794

Total deposits	226,073	215,782

Federal Home Loan Bank advances	5,000	5,000
Securities sold under agreements to repurchase	1,241	1,247
Other borrowings	—	1
Accrued interest payable	168	236
Pending settlement, securities available for sale	—	15,846
Other liabilities	1,525	1,509

Total liabilities	234,007	239,621

Stockholders’ equity
Preferred stock, no par value – 1,000,000 shares authorized:
Series A, 10,103 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	10,103	—
Series B, 303 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	303	—
Common stock, $5 par value – 6,000,000 shares authorized; 2,291,352 and 2,279,252 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	11,457	11,396
Additional paid-in capital	6,435	6,330
Retained earnings	7,615	7,439
Discount on preferred stock	(302)	—
Accumulated other comprehensive income, net	1,118	674

Total stockholders’ equity	36,729	25,839

Total liabilities and stockholders’ equity	$270,736	$265,460

See notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Interest income
Loans and fees on loans	$2,266	$2,454	$6,735	$7,398
Taxable investment securities	491	308	1,666	1,212
Nontaxable investment securities	—	7	—	33
Dividends on FRB and FHLB stock	10	10	20	42
Interest on federal funds sold	1	53	2	135
Other interest income	24	1	49	433

Total interest income	2,792	2,833	8,472	8,824

Interest expense
Deposits	496	816	1,664	2,748
Borrowings	33	53	107	199

Total interest expense	529	869	1,771	2,947
Net interest income	2,263	1,964	6,701	5,877
Provision for loan losses	65	68	141	68

Net interest income after provision for loan losses	2,198	1,896	6,560	5,809

Noninterest income
Service charges on deposit accounts	99	111	286	316
Late charges and other fees on loans	12	10	36	43
Gains on sale of loans held for sale, net	—	24	3	92
Gain on sale of investment securities	—	513	—	518
Gain on bank-owned life insurance	—	—	35	—
Other	100	80	206	233

Total noninterest income	211	738	566	1,202

Noninterest expense
Compensation	1,080	1,007	3,134	3,090
Data processing	123	132	381	409
Occupancy	191	193	613	599
Furniture and equipment	149	131	476	419
Taxes and licenses	68	72	204	204
Professional fees	145	71	359	231
FDIC insurance	86	34	374	99
Marketing	20	32	75	109
Telephone	24	25	79	75
Loss on disposal or impairment of fixed assets	—	68	4	68
Other	186	269	543	769

Total noninterest expense	2,072	2,034	6,242	6,072

Income before provision for income taxes	337	600	884	939
Provision for income taxes	131	215	296	344

Net income	206	385	588	595

Preferred stock dividend and accretion of discount	(10)	—	(10)	—

Net income available to common stockholders	$196	$385	$578	$595

Earnings per common share
Basic	$0.09	$0.17	$0.25	$0.26

Diluted	$0.09	$0.17	$0.25	$0.26

Dividends per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding - basic	2,286,579	2,278,840	2,282,982	2,278,715
Effect of dilutive stock options	10,579	18,223	11,407	16,151

Weighted average shares outstanding - diluted	2,297,158	2,297,063	2,294,389	2,294,866

See notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$588	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	141	68
Amortization of loan yield adjustments, net	298	314
Depreciation, amortization and accretion, net	686	238
Stock-based compensation	179	123
Deferred compensation	133	29
Exercise of stock options tax benefit	14	1
Net (gains) losses on sale of:
Sale of securities	—	(518)
Sale, disposal, or impairment of property, plant and equipment	4	67
Impairment of real estate owned	25	—
Net gain on bank owned life insurance	(35)	—
Changes in assets/liabilities net
Decrease (increase) in interest receivable and other assets	(143)	404
Decrease in interest payable and other liabilities	(194)	(159)
Decrease in loans held for sale	—	878

Net cash provided by operating activities	1,696	2,040

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	16,651	12,706
Proceeds from maturities, calls and principal repayments of securities held to maturity	—	106
Purchases of securities available for sale	(21,064)	(40,748)
Proceeds from sales of securities available for sale	—	29,228
Proceeds from sales of securities held to maturity	—	569
Net increase in loans held for investment	(804)	(17,349)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,738)	(2,078)
Redemption of Federal Home Loan Bank stock and Federal Reserve Bank stock	883	2,163
Purchases of premises and equipment	(596)	(2,049)
Proceeds from sales of premises and equipment	15	7
Proceeds from bank owned life insurance	135	—

Net cash used for investing activities	(6,518)	(17,445)

Cash flows from financing activities:
Proceeds from exercise of stock options	83	4
Net increase in deposits	10,291	26,622
Proceeds from Federal Home Loan Bank advances	148,100	49,000
Repayments of Federal Home Loan Bank advances	(148,100)	(51,000)
Net increase (decrease) in securities sold under agreements to repurchase	(6)	367
Proceeds from federal funds purchased	43,736	—
Repayment of federal funds purchased	(43,737)	—
Repayments of other borrowings	—	(50)
Net proceeds from issuance of preferred stock	9,992	—
Cash dividends paid	(411)	(410)

Net cash provided by financing activities	19,948	24,533

Increase in cash and cash equivalents	15,126	9,128

Cash and cash equivalents, beginning of period	13,418	14,420

Cash and cash equivalents, end of period	$28,544	$23,548

Supplemental disclosure:
Interest paid	$1,839	$2,991
Income taxes paid	$315	$405

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing its consolidated financial statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

The Bank evaluates various loans individually for impairment as required by ASC Topic 310 “Receivables”. An evaluation is based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a particular loan is impaired, then a specific reserve is established, or a charge-off is made, for the amount of any impairment.

For loans without an individual measure of impairment, the Bank makes estimates of losses for groups of loans as required by ASC Topic 450 “Contingencies”. As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans.

The Bank then considers the impact of various bank, industry, economic and other environmental factors and documents, which factors are used in the analysis.

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits under ASC Topic 310; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors under ASC Topic 450; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

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

Deferral of Loan Fees and Direct Loan Origination Costs. ASC Topic 310 generally requires that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the Company utilizes estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

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

Subsequent Events. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 5, 2009, the date the financial statements were issued.

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

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table presents a summary of stock option activity to date during 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2009	295,000	$14.10	—	—
Granted	8,000	8.25	—	—
Exercised	(12,100)	6.89	—	—
Forfeited/expired	(23,900)	7.25	—	—

Outstanding at September 30, 2009	267,000	$12.02	6.4	$137

Exercisable at September 30, 2009	160,200	$11.64	5.7	$121

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and September 30, 2008 were $42,635 and $2,850, respectively. Cash received from exercises of options during the first nine months of 2009 and 2008 was $83,325 and $4,350, respectively.

The amount charged against income, before income tax benefit of $57,816, in relation to the stock-based payment arrangement was $178,634 for the nine months ended September 30, 2009. The amount charged against income, before income tax benefit of $11,395, in relation to the stock-based payment arrangement, was $122,854 for the nine months ended September 30, 2008. At September 30, 2009, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $268,421 and is currently expected to be recognized over a weighted average period of 1.1 years as follows:

At September 30, 2009:	Stock-Based Compensation Expense
(in thousands)
2009	$38
2010	145
2011	70
2012	11
2013	4

Total	$268

Note 3 – Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$556	$(702)	$674	$(477)
Tax effect	(189)	239	(229)	162

Net of tax amount	$367	$(463)	$445	$(315)

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 4 – Earnings Per Share Reconciliation

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands, except share and per share data)
Net income (numerator, basic and diluted)	$206	$385	$588	$595
Less: Accumulated dividends on Series A and Series B Preferred Stock	(9)	—	(9)	—
Accretion of net discount on Series A and Series B Preferred Stock	(1)	—	(1)	—

Net income available to common stockholders	$196	$385	$578	$595

Weighted average shares outstanding (denominator)	2,286,579	2,278,840	2,282,982	2,278,715
Earnings per common share - basic	$0.09	$0.17	$0.25	$0.26

Effect of dilutive securities

Weighted average shares outstanding during the period	2,286,579	2,278,840	2,282,982	2,278,715

Effect of dilutive stock options	10,579	18,223	11,407	16,151

Weighted diluted average shares outstanding (denominator) during the period	2,297,158	2,297,063	2,294,389	2,294,866

Earnings per common share – diluted	$0.09	$0.17	$0.25	$0.26

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at September 30, 2009:

	At September 30, 2009
	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$19,724	$19,724
Federal funds sold	8,820	8,820
Securities available for sale	49,776	49,776
Loans held for investment, net	176,927	177,309
Accrued interest receivable	641	641
Stock in FRB and FHLB	1,800	1,800
Bank-owned life insurance	535	535

Financial liabilities:
Deposits	226,073	226,316
Federal Home Loan Bank advance	5,000	5,093
Other borrowing and securities sold under agreements to repurchase	1,241	1,241
Accrued interest payable	168	168

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans which are deemed to be impaired are valued according to ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value, and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs.

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

September 30, 2009 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$49,776	$—	$49,776	$—

Total Assets at Fair Value	$49,776	$—	$49,776	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

September 30, 2009 in thousands	Total	Level 1	Level 2	Level 3
Loans	$2	$—	$2	$—
Other real estate owned	$153	—	$153	—

Total Assets at Fair Value	$155	$—	$155	$—

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At September 30, 2009

Securities available for sale

U.S. Treasury Securities	$—	$—	$—	$—
Mortgage-backed securities	48,081	1,695	—	49,776

Total securities available for sale	$48,081	$1,695	$—	$49,776

Total securities (1)	$48,081	$1,695	$—	$49,776

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2008

Securities available for sale

U.S. Treasury Securities	$1,761	$12	$—	$1,773
Mortgage-backed securities	57,961	1,012	4	58,969

Total securities available for sale	$59,722	$1,024	$4	$60,742

Total securities (1)	$59,722	$1,024	$4	$60,742

(1)	At September 30, 2009 and at December 31, 2008, the Company held no securities classified as held to maturity.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and at December 31, 2008. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

At September 30, 2009
	Less Than 12 Months		12 Months or More		Total
(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

	At December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Securities	$150	$—	$—	$—	$150	$—
Mortgage-backed securities	3,377	4	—	—	3,377	4

Total temporarily impaired securities	$3,527	$4	$—	$—	$3,527	$4

The amortized cost and fair value of investment securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities since some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity (1)
	(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—

Due after one year through five years	20,910	21,336	—	—

Due after five years through ten years	21,494	22,570	—	—

Due after ten years	5,677	5,870	—	—

Total	$48,081	$49,776	$—	$—

(1)	At September 30, 2009, the Company held no securities classified as held to maturity.

Note 7 – Prior Period Adjustments to FDIC Insurance Expense

The unaudited financial statements and accompanying information contained in this Form 10-Q reflect the impact of corrections to FDIC insurance expense related to certain prior periods. Specifically, as a result of such corrections, retained earnings at December 31, 2008 decreased by $47,000 compared to the originally-reported amount. Further, net income for the three months ended September 30, 2008 decreased by $1,000, from $386,000, as originally reported, to $385,000 (earnings were $0.17 per diluted share both before and after the correction). Net income for the nine months ended September 30, 2008 decreased by $22,000, from $617,000, or $0.27 per diluted share as originally reported, to $595,000, or $0.26 per diluted share. Corrections were made in accordance with the guidance in SEC Staff Accounting Bulletin No. 108.

Note 8 – TARP Capital Purchase Program

On September 25, 2009, as part of the Capital Purchase Program (the “Program”) established under the Troubled Asset Relief Program, the Company and the U.S. Department of the Treasury (“Treasury”) entered into a Letter Agreement and a Securities Purchase Agreement – Standard Terms attached thereto, (collectively, the “Securities Purchase Agreement”), as amended by a side letter agreement, pursuant to which the Company issued and sold, and the Treasury purchased, (i) 10,103 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (“Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase up to 303.00303 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (“Series B Preferred Shares”), at an exercise price of $0.01 per share, for an aggregate purchase price of $10,103,000 in cash. The Warrant was exercised by the Treasury immediately following the closing of the transaction on a cashless basis, resulting in the issuance to the Treasury of 303 Series B Preferred Shares.

The Series A Preferred Shares will qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Shares will pay cumulative

HERITAGE BANKSHARES, INC.

Notes to Consolidated Financial Statements—(Continued)

dividends at a rate of 9% per annum. Dividends are payable on both the Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) quarterly and are payable on February 15, May 15, August 15 and November 15 of each year.

The Preferred Shares are not convertible into any other securities and generally are non-voting. The Preferred Shares have no maturity date and rank senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. In addition, the Securities Purchase Agreement provides for certain restrictions on dividend payments and stock repurchases by the Company. The Treasury may unilaterally amend the Securities Purchase Agreement and all related documents to the extent required to comply with any changes in applicable federal statutes after the execution thereof.

Please see our Current Report on Form 8-K filed September 25, 2009 for additional details regarding the Company’s participation in the Program.

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

Financial Condition of the Company at September 30, 2009

Total Assets. The Company’s total assets increased by $24.6 million, or 10.0%, from $246.1 million at September 30, 2008 to $270.7 million at September 30, 2009. The increase in assets resulted primarily from increases of $12.6 million, $6.1 million and $5.0 million in the ending balances of securities available for sale, loans held for investment and cash and cash equivalents, respectively. Total assets increased by $5.2 million, or 2.0%, from $265.5 million at December 31, 2008.

Total Cash and Cash Equivalents and Investment Securities. Total cash and cash equivalents and investment securities available for sale were $78.3 million at September 30, 2009, compared to a combined balance of $60.7 million at September 30, 2008, reflecting an increase in the combined balance of $17.6 million that largely relates to an increase in interest-bearing deposits in other banks. Total cash and cash equivalents increased by $15.1 million, from $13.4 million at December 31, 2008 to $28.5 million at September 30, 2009, due primarily to a $15.1 million increase in interest-bearing deposits in other banks. Securities available for sale decreased by $10.9 million, from $60.7 million at December 31, 2008, to $49.8 million at September 30, 2009, primarily related to amortization and prepayments of mortgage-backed securities balances.

Loans. Loans held for investment, net of the allowance for loan losses, at September 30, 2009, were $176.9 million, which represents an increase of $6.1 million, or 3.6%, from the September 30, 2008, loan balance of $170.8 million. Net loan balances were essentially unchanged from our net loan balance of $176.6 million at December 31, 2008.

Asset Quality. The Company’s total nonperforming assets increased to $553,000, or 0.20% of assets, at September 30, 2009, compared to $52,000, or 0.02% of assets, at September 30, 2008, attributable to an increase in the balance of other real estate owned as well as increases in nonaccrual and restructured loans. Nonperforming assets at December 31, 2008 were $218,000, or 0.08% of assets.

Deposits. Driven by continued growth in core deposits, total deposits increased by $13.5 million, or 6.3%, from $212.6 million at September 30, 2008, to $226.1 million at September 30, 2009. Core deposits, which are comprised of checking, savings and money market accounts, increased by $13.7 million, or 8.6%, from $160.8 million at September 30, 2008, to $174.5 million at September 30, 2009. Total deposits at September 30, 2009 increased by $10.3 million, or 4.8%, from $215.8 million in total deposits at December 31, 2008.

Average total deposits increased by $30.6 million, or 16.0%, from $191.1 million for the nine months ended September 30, 2008, to $221.7 million for the nine months ended September 30, 2009. Average core deposits increased by $29.5 million and average certificate of deposit balances increased by $1.1 million between the comparable nine month periods.

Borrowed Funds. Borrowed funds decreased by $257,000, from $6.5 million at September 30, 2008, to $6.2 million at September 30, 2009. Borrowed funds were unchanged from our $6.2 million balance at December 31, 2008.

Capital. Stockholders’ equity increased by $11.6 million, or 46.3%, from $25.1 million at September 30, 2008, to $36.7 million at September 30, 2009. Stockholders’ equity increased primarily as a result of the $10.1 million of preferred stock issued by the Company on September 25, 2009, to the U.S. Treasury under its Capital Purchase Program. Stockholders’ equity also increased due to a $1.2 million increase in accumulated after-tax comprehensive income attributable to an increase in the market value of the Company’s available for sale investment securities portfolio. Stockholders’ equity at September 30, 2009, increased by $10.9 million, from $25.8 million at December 31, 2008, primarily as a result of the preferred stock issuance under the Capital Purchase Program.

Certain reclassifications have been made to prior period financial statements to conform them to the current period presentation.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets were:

	At September 30,
	2009	2008
	(in thousands)
Nonaccrual loans	$189	$44
Accruing loans past due 90 days or more	6	8

Total nonperforming loans	195	52

Restructured loans	205	—
Other real estate owned, net	153	—

Total nonperforming assets	$553	$52

A summary of the activity in the allowance for loan losses account is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Balance, beginning of period	$1,728	$1,592	$1,652	$1,400
Provision for loan losses	65	68	141	68
Loans charged-off	(39)	(57)	(69)	(58)
Recoveries	17	(7)	47	186

Balance, end of period	$1,771	$1,596	$1,771	$1,596

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Overview. The Company’s pretax income was $337,000 for the third quarter of 2009, compared to pretax income of $600,000 for the third quarter of 2008. Compared to the third quarter of 2008, net interest income increased by $299,000, provision for loan losses decreased by $3,000, noninterest income decreased by $527,000 and noninterest expense increased by $38,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $299,000 in the third quarter of 2009, compared to the third quarter of 2008. This increase was primarily attributable to an increase of $37.2 million in the average balance of interest-earning assets, which more than offset an increase of $17.6 million in average interest-bearing liabilities, and to an increase in net interest spread from 3.06% to 3.25%. Net interest margin decreased by 8 basis points, from 3.72% in the third quarter of 2008 to 3.64% in the third quarter of 2009.

Provision for Loan Losses. Provision for loan losses for the three months ended September 30, 2009, was $65,000 compared to a $68,000 loan loss provision for the three months ended September 30, 2008.

Noninterest Income. Total noninterest income decreased by $527,000, from $738,000 in the third quarter of 2008 to $211,000 in the third quarter of 2009. This decrease was primarily attributable to nonrecurring net gains of $513,000 in the third quarter of 2008 related to sales of investment securities.

Noninterest Expense. Total noninterest expense increased by $38,000, from $2.03 million in the third quarter of 2008, to $2.07 million in the third quarter of 2009. This increase in noninterest expense was driven primarily by a $74,000 increase in professional fees attributable to several legal projects unrelated to asset quality issues; a $73,000 increase in compensation expense largely related to a $105,000 one-time charge for the immediate vesting of benefits under a supplemental executive retirement plan; and a $52,000 increase in FDIC insurance expense impacted by an increase in FDIC assessment rates and growth in deposit balances. These increases were partially offset by a $96,000 decrease in courier expense and a $68,000 decrease in loss on disposal or impairment of fixed assets, as well as decreases in a variety of miscellaneous expenses.

Income Taxes. The Company’s income tax expense for the quarter ended September 30, 2009, was $131,000, which represented an effective tax rate of 39.0%, compared to income tax expense of $215,000 for the quarter ended September 30, 2008, which represented an effective tax rate of 35.9%. The higher effective tax rate was primarily attributable to a higher percentage of net non-deductible items relative to pre-tax income in the third quarter of 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Overview. The Company’s pretax income was $884,000 for the first nine months of 2009, compared to pretax income of $939,000 for the first nine months of 2008, a decrease of $55,000. Compared to the first nine months of 2008, net interest income increased by $824,000, provision for loan losses increased by $73,000, noninterest income decreased by $636,000 and noninterest expense increased by $170,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $824,000 for the first nine months of 2009, compared to the first nine months of 2008. This increase was primarily attributable to an increase of $34.6 million in the average balance of interest-earning assets, which more than offset an increase of $21.1 million in average interest-bearing liabilities, and to an increase in net interest spread from 2.97% to 3.25%. Net interest margin decreased by 7 basis points, from 3.74% for the first nine months of 2008, to 3.67% for the first nine months of 2009.

Provision for Loan Losses. Provision for loan losses for the nine months ended September 30, 2009, was $141,000 compared to a $68,000 provision for the nine months ended September 30, 2008. Net charge-offs in the nine months ended September 30, 2009, were $22,000 compared to $128,000 in net recoveries for the nine months ended September 30, 2008.

Noninterest Income. Total noninterest income decreased by $636,000, from $1.2 million in the first nine months of 2008, to $566,000 in the first nine months of 2009. This decrease was primarily due to a $518,000 decrease in net gains on the sale of investment securities, a $89,000 decrease in gains on sales of mortgage loans held for sale and a $30,000 decrease in the service charges on deposit accounts.

Noninterest Expense. Total noninterest expense increased by $170,000, from $6.1 million in the first nine months of 2008, to $6.3 million in the first nine months of 2009. Increases of $275,000 and $128,000 in FDIC insurance expense and professional fees, respectively, were partially offset by a $230,000 decrease in courier expense.

Income Taxes. The Company’s income tax expense for the nine months ended September 30, 2009, was $296,000, which represented an effective tax rate of 33.4%, compared to income tax expense for the nine months ended September 30, 2008 of $344,000, which represented an effective tax rate of 36.7%. The lower effective tax rate for the first nine months of 2009, was primarily attributable to a $48,000 tax benefit resulting from an increase in nonqualified stock options related to certain of the stock options that were repriced in the first quarter of 2009 and to nontaxable life insurance income recorded in the second quarter of 2009.

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

The following table reflects other loan commitments of the Company outstanding at the dates indicated:

	At September 30, 2009	At September 30, 2008
	(in thousands)
Commitments to extend credit	$35,943	$45,449
Standby letters of credit	1,012	2,167
Commitments to sell loans	—	—

	$36,955	$47,616

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. The Company’s primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2009, cash and cash equivalents were $28.5 million, an increase of $15.1 million from $13.4 million at December 31, 2008, largely due to $10.1 million in proceeds from preferred stock issued on September 25, 2009, to the U.S. Department of the Treasury under the Capital Purchase Program.

In addition, the Company maintains a liquid available for sale investment securities portfolio. At September 30, 2009, the balance of the available for sale investment portfolio was $49.8 million, compared to a $60.7 million balance at December 31, 2008. The Company also is able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes the Company’s liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. The Company maintains a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $36.7 million at September 30, 2009, compared to $25.8 million at December 31, 2008. This increase in stockholders equity of $10.9 million was primarily attributable to $10.1 million in proceeds from preferred stock issued on September 25, 2009, to the U.S. Department of the Treasury under the Capital Purchase Program. At September 30, 2009, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. The Company monitors the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position is not expected to require the Company to provide additional disclosures related to its benefit plans.

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

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820, such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and should have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share, as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not currently have investments in such entities and, therefore, there will be no impact to our current financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” was issued in October 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into in respect of an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures, including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments depend upon the date the share-lending arrangement is entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no current plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

TARP Capital Purchase Program

On September 25, 2009, as part of the Capital Purchase Program (the “Program”) established under the Troubled Asset Relief Program, the Company and the U.S. Department of the Treasury (“Treasury”) entered into a Letter Agreement and a Securities Purchase Agreement – Standard Terms attached thereto, (collectively, the “Securities Purchase Agreement”), as amended by a side letter agreement, pursuant to which the Company issued and sold, and the Treasury purchased, (i) 10,103 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (“Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase up to 303.00303 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (“Series B Preferred Shares”), at an exercise price of $0.01 per share, for an aggregate purchase price of $10,103,000 in cash. The Warrant was exercised by the Treasury immediately following the closing of the transaction on a cashless basis, resulting in the issuance to the Treasury of 303 Series B Preferred Shares.

The Series A Preferred Shares will qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Shares will pay cumulative dividends at a rate of 9% per annum. Dividends are payable on both the Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) quarterly and are payable on February 15, May 15, August 15 and November 15 of each year.

The Series A Preferred Shares, the Warrant and the Series B Preferred Shares were issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company has agreed to register for resale the Series A Preferred Shares and the Series B Preferred Shares upon the request of the Treasury. The Securities Purchase Agreement provides that the Preferred Shares will not be subject to any contractual restrictions on transfer, except that the Treasury and its transferees may not effect any transfer of the Preferred Shares that would cause the Company to otherwise become subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

The Articles of Amendment to the Company’s Articles of Incorporation filed in advance of the closing under the Program provide that the Company may not redeem the Preferred Shares for three years except with the proceeds from a “Qualified Equity Offering” (as defined in the Articles of Amendment). However, under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended the Emergency Economic Stabilization Act of 2008, and pursuant to an agreement with the Treasury pertaining to the ARRA, the Company may, subject to consultation with the Federal Reserve Bank of Richmond, redeem all or certain portions of the Preferred Shares at any time for the aggregate liquidation preference amount plus any accrued and unpaid dividends without first raising additional capital in an equity offering.

The Preferred Shares are not convertible into any other securities and generally are non-voting. The Preferred Shares have no maturity date and rank senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. In addition, the Securities Purchase Agreement provides for certain restrictions on dividend payments and stock repurchases by the Company. The Treasury may unilaterally amend the Securities Purchase Agreement and all related documents to the extent required to comply with any changes in applicable federal statutes after the execution thereof.

Please see our Current Report on Form 8-K filed September 25, 2009 for additional details regarding the Company’s participation in the Program.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of September 30, 2009 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities of the Company sold by the Company during the period covered by this quarterly report on Form 10-Q previously was included in our Current Report on Form 8-K filed on September 25, 2009.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

November 5, 2009	/S/ MICHAEL S. IVES
Michael S. Ives,
President and Chief Executive Officer

November 5, 2009	/S/ JOHN O. GUTHRIE
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for the Series A Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for the Series B Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on March 5, 2009.)

10.24	ARRA Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on March 5, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.