Form 10-K
period 2009-12-31
HERITAGE BANKSHARES INC /VA
filed 2010-03-26
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $18,205,000. Aggregate market value was computed by reference to the sales price of the Common Stock of the registrant on June 30, 2009 of $10.25 per share and 1,776,113 shares of voting stock held by non-affiliates of the registrant on that date.

As of February 26, 2010, 2,291,352 shares of Common Stock of the registrant, par value $5.00 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), currently scheduled for June 16, 2010, are incorporated by reference into Part III hereof.

PART I

As used in this annual report on Form 10-K, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, collectively, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this annual report on Form 10-K that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors.”

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products and services;

•	actions taken by our competitors;

•	changes in the prevailing interest rates;

•	changes in delinquencies and defaults by our borrowers;

•	changes in loan quality and performance;

•	changes in FDIC insurance assessments;

•	legislative or regulatory changes or actions that affect our business;

•	our ability to achieve financial goals and strategic plans;

•	our participation in the TARP Capital Purchase Program;

•	litigation; and

•	credit and other risks of lending activities.

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

General

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and serves as the holding company for its wholly-owned subsidiary, Heritage Bank. Since 1992, the Company has operated as a one bank holding company. The principal executive office of the Company is located at 150 Granby Street, Norfolk, Virginia. Currently, the Company does not transact any material business other than through Heritage Bank. Information concerning the Company and Heritage Bank may be found on our website located at www.heritagebankva.com.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business in Norfolk, Virginia on February 7, 1977. On December 31, 2009, the Bank had assets of $274.6 million, with total loans held for investment, net, of $181.6 million and deposits of $229.1 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2009, Sentinel Financial owned an interest in each of Infinex Investments, Inc. and Bankers Insurance, LLC, each of which offer various insurance and investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide various investment and insurance services to our customers; however, the Bank does not at this time market insurance services to our customers. In addition, at December 31, 2009, Sentinel Financial owned other real estate owned acquired through the real estate loan foreclosure process.

IBV Real Estate Holdings, Inc., formerly a wholly-owned subsidiary of the Company that was formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank, was voluntarily dissolved and terminated by the Company in 2008.

Principal Products or Services

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area, which includes Chesapeake, Norfolk and Virginia Beach, Virginia. The principal business of the Bank is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit and IRA accounts.

The Company actively extends both consumer and commercial credit and is involved in the construction and real estate lending market. Loans consist of varying terms and may be secured or unsecured. Loans to individuals are for personal, household and family purposes. Loans to businesses are made for purposes such as working capital, financing of facilities, and equipment purchases. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a breakdown of loans by classification.

The Bank’s lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area. The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. Consistent with its focus on providing community based financial services, the Bank currently does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers will be directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank will evaluate the feasibility of entering into other markets as opportunities to do so become available.

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2009 the Bank has a total of six retail offices located in the cities of Norfolk and Virginia Beach, Virginia.

Although the Hampton Roads area supports a wide range of industrial and commercial activities, the area’s principal employer is the United States Navy and other branches of the Armed Forces of the United States. Significant cutbacks in defense spending and consolidations of domestic military installations could affect the general economy of the market area in which the Company operates. Depending on whether the Hampton Roads area experiences an overall increase or decrease in military and federal wages and salaries, the potential future impact of any such cutbacks or consolidations could be either favorable or unfavorable.

Competition

The banking business in the MSA, and the Company’s principal market area of Hampton Roads, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2009, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.16%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2009, we employed 59 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and employee relations are considered excellent.

Participation in TARP Capital Purchase Program

On September 25, 2009, as part of the Capital Purchase Program (the “Capital Purchase Program”) established under the Troubled Asset Relief Program (“TARP”), the Company and the U.S. Department of the Treasury (“Treasury”) entered into a Letter Agreement and a Securities Purchase Agreement – Standard Terms attached thereto (collectively, the “Securities Purchase Agreement”), as amended by a side letter agreement, pursuant to which the Company issued and sold, and the Treasury purchased, for an aggregate purchase price of $10,103,000 in cash, (i) 10,103 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (“Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase up to 303.00303 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (“Series B Preferred Shares”), at an exercise price of $0.01 per share. The Warrant was exercised by the Treasury on a cashless basis immediately following the closing of the transaction, resulting in the issuance to the Treasury of 303 Series B Preferred Shares.

The Series A Preferred Shares qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Shares will pay cumulative dividends at a rate of 9% per annum. Dividends are payable on both the Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) quarterly and are payable on February 15, May 15, August 15 and November 15 of each year.

The Preferred Shares and the Warrant were issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company has agreed to register for resale the Preferred Shares upon the request of the Treasury. The Securities Purchase Agreement provides that the Preferred Shares will not be subject to any contractual restrictions on transfer.

The Articles of Amendment to the Company’s Articles of Incorporation filed in advance of the closing under the Capital Purchase Program provide that the Company may not redeem the Preferred Shares for three years except with the proceeds from a “Qualified Equity Offering” (as defined in the Articles of Amendment). However, under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended the Emergency Economic Stabilization Act of 2008 (the “EESA”), and pursuant to an agreement with the Treasury pertaining to the ARRA, the Company may, subject to consultation with the Federal Reserve Bank of Richmond, redeem all or certain portions of the Preferred Shares at any time for the aggregate liquidation preference amount plus any accrued and unpaid dividends, without first raising additional capital in an equity offering.

The Preferred Shares are not convertible into any other securities and generally are non-voting. The Preferred Shares have no maturity date and rank senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. In addition, the Securities Purchase Agreement provides for certain restrictions on dividend payments and stock repurchases by the Company. The Treasury may unilaterally amend the Securities Purchase Agreement and all related documents to the extent required to comply with any changes in applicable federal statutes after the execution thereof. For additional description of the restrictions on the Company associated with its participation in the Program, see Item 1A, “Risk Factors,” elsewhere in this report.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit to its customers. Among other limitations, a subsidiary bank may not extend credit, lease or sell property or furnish any services, or fix or vary the consideration for any of the foregoing, on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank, other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to company or any other subsidiary of the company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to ensure the soundness of credit extended.

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

The Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends to its shareholders depends upon the cash dividends it receives from the Bank. The Company must first pay operating expenses from funds it receives from the Bank; therefore, shareholders may receive cash dividends from the Company only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings and permits dividends only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Virginia corporation, the Company’s payment of cash dividends is also subject to the restrictions under Virginia law on the declaration of cash dividends. Under such provisions, a corporation is prohibited from paying any cash dividends if after paying such cash dividend the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain preferential liquidation rights. Furthermore, as a result of our participation in the TARP Capital Purchase Program, (i) we may not pay dividends on our common stock unless we have paid (and continue to pay) in full all dividends owed on the Preferred Shares issued to the Treasury under the Program, and (ii) we may not increase the quarterly dividends we pay on our common stock (currently $0.06 per share) without the Treasury’s prior consent. (See “The Bank - Dividends” below for discussion regarding regulatory considerations for dividends payable by the Bank.)

Change of Control. State and federal banking law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The BHCA requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank or acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire the Company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, the Company’s shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.

In addition, under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission (the “SCC”). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition and is also empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed.

Legislation

Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) was enacted on July 30, 2002. SOX is not a banking law, but applies to all public companies, including the Company. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Given the extensive role of the Securities and Exchange Commission (the “SEC”) in implementing and interpreting the rules relating to many of SOX’s requirements, and the continuing evolution of SOX’s requirements, the impact on the Company of these requirements has changed and may continue to change for some time. SOX includes additional disclosure requirements and corporate governance rules for public companies and other related rules adopted by the SEC for public companies, increases criminal penalties for violations of the securities laws, and mandates further studies of specified issues by the SEC and other federal government agencies. SOX also provides for the federal regulation of accounting firms that provide services to public companies and mandates additional listing standards for the securities exchanges. Not all of the rules that the SEC has adopted implementing the provisions of SOX presently apply to the Company because certain of the rules have delayed effective dates and/or do not apply to companies, like us, whose securities are quoted solely on over-the counter securities markets. The SEC has also extended the effective dates of certain rules after their adoption.

Bank Secrecy Act; USA PATRIOT Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction that involves more than $5,000 and which the financial institution knows, suspects or otherwise has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the September 11, 2001 terrorist attacks, strengthens the anti-money laundering provisions of the BSA. Many of the provisions added by the Patriot Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities, and thus do not apply to the Bank because it does not have significant foreign business. However, the Patriot Act does require federal banking regulators to consider a bank’s record of compliance under the BSA in acting on any application filed with such federal regulators. The Bank’s record of compliance with the BSA will be an additional factor in any applications filed with federal regulators in the future.

United States Treasury Department Oversight. In October 2008, the United States Department of the Treasury, the Federal Reserve Board and the Federal Deposit Insurance Corporation jointly announced additional programs pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”) to address instability in the financial markets. Subsequently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted and modified many previously established provisions of the EESA. As described in greater detail above under “Business—Participation in TARP Capital Purchase Program”, we applied under the TARP Capital Purchase Program established pursuant to the EESA (and modified by the ARRA and referred to herein as the “Capital Purchase Program”) for additional capital in the form of preferred stock, and we were approved for and on September 25, 2009 received $10.103 million in additional capital. Until we repay the investment by the Treasury under the Capital Purchase Program, we will be subject to all applicable provisions of the EESA and ARRA, and the regulations promulgated thereunder, which include, among other things, certain restrictions on capital repurchases, cash dividends and executive compensation.

For instance, under the Securities Purchase Agreement entered into in connection with the Capital Purchase Program, for a period of three years following the closing date, unless we have redeemed the Preferred Shares or the Treasury has transferred the Preferred Shares to a third party, our ability to declare or pay any dividend or make any distribution on our capital stock or other equity securities of any kind will be subject to restrictions, including a restriction against (i) increasing the quarterly cash dividend per share to an amount larger than the last quarterly cash dividend paid on our common stock prior to November 17, 2008 ($0.06 per share), or (ii) redeeming, purchasing or acquiring any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain circumstances specified in the Securities Purchase Agreement. If the Treasury still holds the Preferred Shares ten years after the closing date, we may not thereafter pay any dividend or repurchase any equity securities without the consent of the Treasury unless and until the Preferred Shares are transferred by the Treasury or redeemed by the Company. In addition, the Series B Preferred Shares may not be redeemed unless all the Series A Preferred Shares have been redeemed. Finally, our ability to declare or pay dividends and/or repurchase our common stock or other equity or capital securities is subject to restrictions in the event we fail to declare and pay or set aside for payment full dividends on all of the Preferred Shares.

In addition, we also are subject to the executive compensation limitations contained in the EESA and ARRA, which apply to certain of our senior and highly compensated officers and apply so long as we hold TARP funds. Currently the limitations include: (i) a prohibition on accruing or paying any bonus, retention award or incentive compensation to our most highly-compensated officer (currently our Chief Executive Officer); (ii) a prohibition on making “golden parachute payments” (as defined under the ARRA) to certain senior and highly-compensated officers; (iii) a prohibition on the payment of any “tax gross-up” to certain senior and highly-compensated officers; (iv) the recovery of any bonus or incentive compensation paid to certain senior and highly-compensated officers if the financial criteria on which such bonus or incentive compensation was based is later proven to be materially inaccurate; and (v) a prohibition on compensation that encourages employees to take unnecessary and excessive risks that could threaten the value of the Company. The Company’s Compensation Committee must also certify that it has reviewed with the Company’s senior risk officers at least every six months: (a) the Company’s compensation plans for senior executive officers to ensure that the plans do not encourage unnecessary and excessive risks that may threaten the value of the Company; and (b) all employee compensation plans “in light of the risks posed to the Company.” The ARRA also authorizes the Treasury Secretary to review bonus, retention and other compensation paid to senior executive officers that have received TARP assistance to determine if the compensation was inconsistent with the purposes of the ARRA or TARP, or otherwise contrary to the public interest and, if so, seek reimbursements.

These restrictions and limitations generally will apply to the Company until we have redeemed the Preferred Shares we sold to the Treasury under the Capital Purchase Program. Under the ARRA, such redemption is permitted without penalty and without the need to raise new capital (as was required under the terms of the original Program), subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

The Bank

General. The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the SCC. The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

Transactions with Affiliates. The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered or would apply to nonaffiliated entities. In addition, transactions referred to as “covered transactions” between the Bank and its affiliates may not exceed 10% of the Bank’s capital and surplus for a covered transaction with any given affiliate or an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The Bank also is prohibited from purchasing low-quality assets from an affiliate. Every company under common control with the Bank, including the Company, is deemed to be an affiliate of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the Bank’s board of directors in advance and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

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

Privacy Standards. The Bank is subject to the FDIC’s regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“GLB Act”). These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2009, no reserves were required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.3 million and $44.4 million, and additional reserves were required on aggregate balances in excess of $44.4 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2010, no reserves will be required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.7 million and $55.2 million, and additional reserves are required on aggregate balances in excess of $55.2 million in an amount equal to 10.0% of the excess. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2009, the Bank met its reserve requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does however require the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All banks are required to make public disclosure of their CRA performance ratings. The Bank’s current CRA performance rating is “satisfactory.”

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The monetary policies available to the Federal Reserve include, among other things, changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve have had a significant impact on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, we cannot make any prediction as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Dividends. All dividends paid by the Bank are paid to the Company, the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions. The ability of the Bank to pay dividends is also restricted under applicable law and regulations. Under Virginia banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the Bank’s surplus is less than 50% of its paid-in capital. In addition, under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

Capital Adequacy. The capital adequacy regulations that apply to state banks, such as the Bank, are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed above.

Enforcement Authority. The federal banking laws contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties,” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, in each case who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate. The Bank is current in all required filings with the Federal Reserve.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital:

•

A bank is considered “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level.

•

A bank is considered “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more).

•	A bank is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4% or a leverage ratio of less than 3%.

•	A bank is considered “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3% and a leverage ratio of less than 3%.

•	A bank is considered “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%.

•

In addition, the applicable federal banking agency has the ability to downgrade a bank’s classification (though not to “critically undercapitalized”) based on other considerations even if the bank meets the otherwise applicable capital guidelines.

If a state member bank, such as the Bank, is classified as “undercapitalized,” the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for that bank. The Federal Reserve may also take other actions to correct the capital position of a state member bank that is classified as “undercapitalized”.

If a state member bank is classified as “significantly undercapitalized,” the Federal Reserve is required to take one or more prompt corrective actions. These actions include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers.

If a bank is classified as “critically undercapitalized,” the bank must be placed into conservatorship or receivership within 90 days, unless the FDIC determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities; capital classification also affects the deposit insurance assessments paid by the bank. Furthermore, banks may be restricted in their ability to accept brokered deposits depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized may not accept such deposits. (The Federal Reserve may, on a case-by-case basis, permit member banks that are “adequately capitalized” to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.) At December 31, 2009, the Bank was classified as “well-capitalized.”

Deposit Insurance. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $250,000 per insured account. The Bank also participates in the Transaction Account Guarantee Program sponsored by the FDIC, which insures noninterest-bearing deposits that exceed $250,000. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk-based assessment system for determining deposit insurance premiums. The new system established four Risk Categories (I-IV), each subject to different premium rates payable on institutions’ deposits based upon an institution’s status as well-capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. The level of premium rates are subject to periodic adjustment by the FDIC and currently range from 12 to 77.5 basis points, depending on the Risk Category of the financial institution as determined by the FDIC. These total assessment rates are in addition to the approximately 1.0 to 1.2 basis point annual rates that institutions are assessed to pay the interest of Financing Corporation (FICO) bonds. The Bank’s deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on every insured institution’s assets minus Tier 1 capital, capped at 10 basis points times the institution’s assessment base. This special assessment was based on the institution’s report of condition as of June 30, 2009, and was payable by September 30, 2009. The ruling also authorized the imposition of an additional special assessment of up to 5 basis points in any quarter, if needed. As a result of these assessments, in 2009 the Bank experienced a substantial increase in its FDIC insurance expense compared to its expense in 2008.

In addition, in November 2009, the FDIC issued a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in order to recapitalize the Deposit Insurance Fund. The prepaid assessments were based on the institutions’ estimated deposit levels over the period. We will, on a quarterly basis after December 31, 2009, expense our regular FDIC assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank. The amount of our assessment prepayment, which as noted covers the fourth quarter of 2009 through the end of 2012, was approximately $1.1 million and was paid in December 2009.

The FDIC has the authority to further increase insurance assessments. In addition, insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the Treasury released a white paper entitled “Financial Regulatory Reform – A New Foundation: Rebuilding Financial Supervision and Regulation” which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

On February 2, 2010, the President called on the Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks, including the Bank, would qualify to participate in the program.

The new restrictions mandated by the Federal Reserve under Regulation E on overdraft fees set to go into effect July 1, 2010. These restrictions will ban overdraft fees on ATM withdrawals or signature debit transactions unless consumers voluntarily opt in for overdraft protection.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Available Information

We maintain an Internet website at www.heritagebankva.com. Among other Company-related information, this website contains a link to our current and prior-period filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are made available on our website as soon as practicable following the filing of the reports with the SEC. Copies of the Company’s Code of Conduct and Excessive and Luxury Expenditures Policy, required under TARP, are also included on the Company’s website and are therefore available to the public. The foregoing information is free of charge and may be reviewed, downloaded and printed from our website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 942-8090. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

ITEM 1A	RISK FACTORS

Our business, operations and financial condition are subject to various risks. In addition to the other information contained in this Form 10-K, before making an investment in our common stock, you should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects and/or the market price of our common stock. This section does not describe all risks that may be applicable to us, our business or our industry, and the information is included solely as a summary of certain material risk factors.

•

U.S. credit markets and economic conditions could adversely affect our liquidity, financial condition and profitability. U.S. and local market and economic conditions continue to be disruptive and volatile and the disruption has particularly had a negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well capitalized and have not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and local markets and economies could also adversely affect our financial condition and profitability. Furthermore, as a result of the disruptions in the financial markets, significant new federal laws and regulations relating to financial institutions, including the EESA and TARP, have been adopted, and the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards. While we believe we are well-positioned to respond to additional regulatory requirements, any such new legislation could negatively impact our operations by restricting our business operations, including our ability to originate loans, and adversely impact our financial performance.

•

Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal authorities to protect depositors, the public and/or the insurance funds maintained by the FDIC. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks, including the Bank, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. (See Item 1, “Business – Supervision and Regulation” above, for more information about applicable banking laws and regulations.) Further, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws and regulations will be adopted further regulating specific banking practices.

•

We rely heavily on our management team and on our ability to attract and retain key personnel. We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in large part by the relationships maintained with our customers by our Chief Executive Officer and our other executive and senior lending officers. We also rely heavily on our management team to maintain and evolve our internal controls, accounting and reporting systems. We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and certain other key executives. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services; in particular, these agreements were all amended in connection with our participation in the TARP Capital Purchase Program, which resulted in certain adverse changes in the compensation payable (and/or that would in certain circumstances have become payable) to these employees which, in turn, could jeopardize the Company’s relationships with the employees. The loss of our Chief Executive Officer, Chief Financial Officer or other key employees for any reason could have a material adverse effect on our business and possibly result in reduced revenues and earnings. In addition, it may be more difficult to attract suitable candidates to serve as executive officers, in light of the restrictions on compensation resulting from our participation in the Capital Purchase Program, as further described elsewhere in this report.

•

We depend on the profitability of the Bank. We are a single bank holding company and our business is owning all of the outstanding stock of the Bank. As a result, our operating results and financial position depend on the operating results and financial position of the Bank. Many factors could adversely affect our short- and long-term operating performance, including those described below.

•

We may incur losses if we are unable to successfully manage interest rate risk. Our profitability will depend in substantial part upon the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. We occasionally engage in marketing and promotions that offer above-market rates to attract deposits; however, we have not in the past and currently do not expect to solicit or accept brokered deposits. Changes in interest rates will affect our operating performance and financial condition in diverse ways, including the pricing of loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

•

We may be adversely affected by economic conditions in our market area. We are headquartered in Norfolk, Virginia, and our market includes the Hampton Roads metropolitan area. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the Hampton Roads and neighboring areas. Changes in the economy may influence the growth rate of our loans and deposits and the quality of our loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, continued or worsening recession, unemployment or other factors beyond our control would impact local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

•

Our loans secured by real estate may increase our credit losses, which would adversely affect our financial results. We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. Continued or worsening decline in the real estate market could adversely affect the value of our collateral for real estate loans and our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, however, and as a result loan losses may occur in the future.

•

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of our loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Although as noted we believe our allowance for loan losses represents a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or guarantee that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our loan loss provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

•

We may suffer losses in the Bank’s loan portfolio despite our underwriting practices; we could be adversely impacted by declines in credit quality. We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers, and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for our loans, we may incur losses on loans that meet these criteria. Furthermore, we could be adversely affected in spite of sound underwriting practices if borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans or if we fail to detect or respond to deterioration in asset quality in a timely manner; moreover, problems with credit quality or asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our business, financial condition and results of operations. These risks have been exacerbated by the recent developments in financial markets, and we are unable to accurately predict what effect these uncertain market conditions will continue to have on these risks.

•

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry. We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions, for deposits, loans and other financial services in our market area. Most of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may be able to offer financing on more favorable terms than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us; as a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

•

The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. PATRIOT Act, the Bank Secrecy Act, the Sarbanes-Oxley Act of 2002, the EESA, the ARRA and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced and may continue to incur increased compliance costs, including costs related to implementing, maintaining and periodically assessing and evaluating our compliance with all applicable regulations. These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

•

Our ability to operate profitably may be affected by our ability to implement technologies into our operations. The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our market may be affected by the extent to which we are able to utilize technological changes. If we are not able to implement new technologies at a cost that is reasonable and appropriate for a bank of our size, properly or timely anticipate such new technologies, or properly train our staff to use them, our business, financial condition or operating results could be adversely affected.

•

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them. The trading in the shares of our common stock has historically been limited. Our common stock is quoted on both the OTC Bulletin Board (“OTCBB”) and the Pink Sheets over-the-counter markets. Trading on the OTCBB and Pink Sheets is more limited than on the national exchanges such as the New York Stock Exchange or NASDAQ, so there is, and likely will continue to be, a limited trading market for our stock. Even if a more active market for our stock develops, there can be no assurance that it will continue or that you will be able to sell your shares at the desired price.

•

Our participation in the TARP Capital Purchase Program may adversely affect the value of our common stock and the rights of our common stockholders. The rights of the holders of the Company’s common stock may be adversely affected by the Company’s participation in the Program. For example:

•

Prior to the earlier of September 25, 2012 and the date on which all of the Preferred Shares have been redeemed by the Company or transferred by Treasury to third parties, we may not, without the consent of Treasury (subject to limited exceptions), redeem, repurchase or otherwise acquire shares of our common stock.

•

We may not pay dividends on our common stock unless we have fully paid all required dividends on the Preferred Shares. Although we fully expect to be able to pay all required dividends on the Preferred Shares, there is no guarantee that we will be able to do so.

•

As long as the Treasury owns the securities purchased from the Company under the Capital Purchase Program, we may not, without the prior consent of the Treasury, increase the quarterly dividends we pay on our common stock above $0.06 per share.

•	The Preferred Shares will receive preferential treatment in the event of liquidation, dissolution, or winding up of the Company.

•

In addition, terms of the Preferred Shares require that quarterly dividends be paid on the Series A Preferred Shares at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company (dividends on the Series B Preferred Shares are payable at the rate of 9% per annum until they are redeemed). The payments of these dividends will decrease the excess cash we otherwise have available to pay dividends on our common stock and to use for general corporate purposes, including working capital.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2009, the Bank operated from seven locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage

150 Granby Street, Suite 175, Norfolk, Virginia	Retail Banking Office	Leased	3,739 sq. ft

150 Granby Street, Suite 150, Norfolk, Virginia	Corporate Headquarters (Executive, Commercial Loans and Loan Administration)	Leased	8,403 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office and Deposit Operations	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

601 Lynnhaven Parkway, Virginia Beach, Virginia	Retail Banking Office	Owned	3,165 sq. ft.

1756 Laskin Road, Virginia Beach, Virginia	Retail Banking Office and Commercial Loans	Owned	5,640 sq. ft.

The Company’s former operations center at 1450 South Military Highway was consolidated with the Company’s corporate headquarters and its North Military Highway office in May 2009. There were two separate leases for the South Military Highway location, which leases terminated in February and July 2009.

In January 2009, the Company opened a branch at 1756 Laskin Road in Virginia Beach. This branch is a retail banking office offering banking services to the local community.

We believe that all of our properties are adequately covered by insurance, are in good operating condition (ordinary wear and tear excepted) and are adequate and suitable for the ordinary and regular conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ending December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board and Pink Sheets over-the-counter markets under the symbol “HBKS.” The following table sets forth the high and low closing sales price for our common stock, as reported by the OTC Bulletin Board, by calendar quarter for 2009 and 2008. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2009

Fourth Quarter	$10.25	$9.50
Third Quarter	10.25	9.50
Second Quarter	11.00	8.00
First Quarter	9.95	8.00

2008

Fourth Quarter	$12.25	$8.00
Third Quarter	13.50	10.00
Second Quarter	13.50	11.00
First Quarter	12.50	10.55

Holders

At December 31, 2009, there were approximately 903 holders of record of the 2,291,352 outstanding shares of the Company’s common stock.

Dividends

The Company has historically paid cash dividends on a quarterly basis, though the final determination regarding whether to declare and pay dividends on our common stock, and the amount of such dividends, is made at the sole discretion of the Company’s Board of Directors. Determinations by the Board with respect to dividend payments take into account the financial condition, results of operations and capital requirements of the Company and its subsidiaries, principally the Bank, as well as other relevant factors including applicable law and general business conditions, and depending on such factors the Company’s dividend policy may change from time to time at the discretion of the Board of Directors. Our ability to declare and pay dividends on our common stock is also affected by regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its stockholders, as discussed above in Item 1, “Business—Supervision and Regulation”, including restrictions resulting from the Company’s participation in the TARP Capital Purchase Program. The Company declared and paid cash dividends of $0.24 per common share, in aggregate ($0.06 per common share in quarterly dividends), in each of 2009 and 2008.

Recent Sales of Unregistered Securities

No securities were sold by the Company within the past three years that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan Information

The Company makes grants of options to purchase common stock of the Company pursuant to its stock option plans. Information regarding the Company’s outstanding equity compensation plans as of December 31, 2009 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	267,000	$12.02	42,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	267,000	$12.02	42,000

(1)	At our Combined 2005 and 2006 Annual Meeting of Shareholders held on December 28, 2006, the Company’s shareholders approved the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009 (“2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under its pre-existing 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

Repurchases of Equity Securities by Issuer and Affiliated Purchasers

The Company did not repurchase any shares of its common stock during the fourth quarter of its fiscal year ending December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of our financial condition and results of operations. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this annual report on Form 10-K and the supplemental financial data appearing throughout this discussion and analysis.

Overview

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The principal business of the Company is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit and IRA accounts.

The Company actively extends both personal and commercial credit and is involved in the construction and real estate lending market. Loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household and family purposes. Loans to businesses are for such purposes as working capital, financing of facilities and equipment purchases.

Critical Accounting Policies

The preparation of our consolidated financial statements and accompanying notes are governed by accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to use judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. While we believe our judgments, estimates and assumptions are reasonable under the circumstances, actual results may differ materially under different conditions or using different assumptions.

We believe our critical accounting policies are those that are particularly sensitive in terms of judgments and the extent to which estimates are used, and include (a) the valuation of the allowance for loan losses and the impairment of loans, (b) the impairment of financial investments and other accounts, (c) the deferral of loan fees and direct loan origination costs, and (d) accounting for income taxes.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard in preparing our consolidated financial statements for the period ended December 31, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on our statements of income and condition.

Allowance for Loan Losses; Impairment of Loans. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb estimated credit losses on existing loans. If judgments and assumptions were to differ significantly from those used by management to estimate the allowance, the allowance for loan losses and the provision for loan losses on our income statement could be impacted materially. In addition, the allowance for loan losses is subject to review by various regulators who conduct examinations of the allowance for loan losses and may require adjustments to the allowance based upon the regulators’ assessment regarding our adequacy and the methodology used. (For further discussion of the Company’s allowance for loan losses, see “Lending Activities – Allowance for Loan Losses” located below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

A loan is considered impaired when it is probable that we will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

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

Deferral of Loan Fees and Direct Loan Origination Costs. Generally accepted accounting policies relating to accounts receivable require that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, we utilize estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

Accounting for Income Taxes. The determination of the Company’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, our tax returns are subject to audit by various tax authorities. Although we believe our estimates are reasonable, there can be no assurance that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

Selected Financial Ratios

The information presented below is derived in part from our audited consolidated financial statements and notes thereto, which appear elsewhere in this annual report on Form 10-K (see Item 8, “Financial Statements and Supplementary Data,” below). This information should be read in conjunction with our consolidated financial statements.

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008	2007
Return on average assets (1)	0.34%	0.28%	0.42%
Return on average equity (2)	3.08%	2.60%	3.74%
Average equity to average assets (3)	10.99%	10.89%	11.36%
Dividend payout ratio (4)	61.54%	82.76%	60.00%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Represents common dividends declared per share divided by basic net income per share.

Prior Period Adjustments to FDIC Insurance Expense. The audited consolidated financial statements and accompanying information contained in this Form 10-K reflect the impact of corrections to FDIC insurance expense related to certain prior periods. Specifically, as a result of such corrections, retained earnings at December 31, 2008 and 2007 decreased by $47,390 and $21,146, respectively, compared to the originally-reported amount. Further, net income for the fiscal year ended December 31, 2008 decreased by $26,244, from $688,189, as originally reported, to $661,945 (earnings were $0.29 per diluted share after the correction, compared to $0.30 per diluted share as originally reported). Corrections were made in accordance with the guidance in SEC Staff Accounting Bulletin No. 108.

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $9.1 million, or 3.4%, from $265.5 million at December 31, 2008 to $274.6 million at December 31, 2009. The increase in assets resulted primarily from increases of $12.5 million and $5.0 million in the ending balances of cash and cash equivalents and loans, respectively, partially offset by a decrease of $10.6 million in securities available for sale.

Total Cash and Cash Equivalents and Investment Securities. Total cash and cash equivalents and investment securities available for sale were $76.0 million at December 31, 2009, compared to a combined balance of $74.2 million at December 31, 2008, reflecting an increase in the combined balance of $1.8 million.

Loans. Loans held for investment, net, at December 31, 2009 were $181.6 million, which represents an increase of $5.0 million, or 2.8%, from the December 31, 2008 loan balance of $176.6 million.

Asset Quality. The Company’s total nonperforming assets remained very low but did increase slightly to $314,000, or 0.11% of assets, at December 31, 2009, compared to $218,000, or 0.08% of assets, at December 31, 2008, attributable to an increase in the balance of other real estate owned.

Deposits. Driven by continued growth in core deposits, total deposits increased by $13.3 million, or 6.2%, from $215.8 million at December 31, 2008 to $229.1 million at December 31, 2009. Core deposits, which are comprised of checking, savings and money market accounts, grew from $163.1 million at December 31, 2008 to $187.3 million at December 31, 2009, an increase of $24.2 million, or 14.8%.

Average total deposits increased by $27.4 million, or 13.9%, from $196.2 million for the twelve months ended December 31, 2008 to $223.6 million for the twelve months ended December 31, 2009. Average core deposits increased by $27.9 million and average certificate of deposit balances decreased by $583,000 between the comparable twelve month periods.

Borrowed Funds. Borrowed funds increased by $769,000, from $6.2 million at December 31, 2008 to $7.0 million at December 31, 2009.

Capital. Stockholders’ equity increased by $11.0 million, or 42.3%, from $25.8 million at December 31, 2008 to $36.8 million at December 31, 2009. Stockholders’ equity increased primarily as a result of the $10.1 million of preferred stock issued by the Company on September 25, 2009 to the U.S. Treasury under the TARP Capital Purchase Program. Stockholders’ equity also increased due to a $415,000 increase in retained earnings that was largely attributable to an increase in the net income of the Company.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and other Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, (a) volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, (b) spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and (c) margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2009 and 2008, our average interest-earning assets were $247.6 million and $214.4 million, respectively. During these same years, our net interest margins were 3.66% and 3.74%, respectively.

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

	YEAR ENDED DECEMBER 31, 2009			YEAR ENDED DECEMBER 31, 2008			YEAR ENDED DECEMBER 31, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance (1)	Interest	Cost	Balance (1)	Interest	Cost	Balance (1)	Interest	Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$177,897	$9,015	5.07%	$167,596	$9,848	5.86%	$145,088	$9,963	6.87%
Investment securities—taxable	54,790	2,141	3.91%	36,377	1,663	4.57%	37,633	1,888	5.01%
Investment securities—non-taxable (2)	—	—	—%	765	33	4.28%	1,157	50	4.33%
FHLB and Federal Reserve Stock	1,718	27	1.59%	1,054	47	4.48%	733	44	5.98%
Federal funds sold	3,210	2	0.06%	8,008	143	1.76%	16,391	817	4.91%
Other interest income	9,943	93	0.93%	563	7	1.28%	250	12	4.77%

Total interest-earning assets	247,558	11,278	4.56%	214,363	11,741	5.46%	201,252	12,774	6.34%

Noninterest-earning assets
Other real estate owned	181			—			—
Other assets	17,049			18,812			15,421

Total assets	$264,788			$233,175			$216,673

Interest-bearing liabilities
Money market, NOW accounts	$103,646	$688	0.66%	$88,469	$1,419	1.60%	$79,698	$2,608	3.27%
Savings deposits	2,883	17	0.58%	2,459	22	0.92%	2,305	26	1.11%
Certificates of deposit	52,026	1,371	2.64%	52,609	2,035	3.86%	56,121	2,565	4.57%

Total interest-bearing deposits	158,555	2,076	1.31%	143,537	3,476	2.42%	138,124	5,199	3.76%

Other borrowings	10,104	140	1.36%	9,147	236	2.54%	1,922	81	4.21%

Total interest-bearing liabilities	168,659	2,216	1.31%	152,684	3,712	2.43%	140,046	5,280	3.77%

Noninterest-bearing liabilities
Demand deposits	65,009			52,660			50,370
Other liabilities	2,030			2,440			1,646

Total liabilities	235,698			207,784			192,062

Stockholders’ equity	$29,090			$25,391			$24,611

Total liabilities and stockholders’ equity	$264,788			$233,175			$216,673

Net interest income and interest rate spread		$9,062	3.25%		8,029	3.03%		$7,494	2.57%

Net interest margin			3.66%			3.74%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	146.78%			140.40%			143.70%

(1)	The calculations are based on daily average balances. Certain reclassifications have been made to average balances in 2008 to adjust for corrections to FDIC insurance expense.
(2)	Yields on tax-free loans and investments have not been adjusted for tax equivalency.
(3)	For the purposes of these computations, non-accrual loans are included in average loan balances.

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

	Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to			Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)

Interest income
Loans	$570	$(1,403)	$(833)	$1,443	$(1,558)	$(115)
Investment securities taxable	745	(267)	478	(64)	(161)	(225)
Investment securities non-taxable	(33)	—	(33)	(16)	(1)	(17)
FHLB & FRB stock	20	(40)	(20)	16	(13)	3
Federal funds sold	(54)	(87)	(141)	(299)	(375)	(674)
Other interest income	88	(2)	86	9	(14)	(5)

Total interest income	1,336	(1,799)	(463)	1,089	(2,122)	(1,033)

Interest expense
Deposits:
Money Market/NOW accounts	210	(941)	(731)	261	(1,451)	(1,190)
Savings deposits	4	(9)	(5)	2	(5)	(3)
Certificates of deposit	(23)	(641)	(664)	(152)	(378)	(530)
Borrowings	22	(118)	(96)	198	(43)	155

Total interest expense	213	(1,709)	(1,496)	309	(1,877)	(1,568)

Net interest income Increase (decrease)	$1,123	$(90)	$1,033	$780	$(245)	$535

Comparison of Operating Results for the Twelve Months Ended December 31, 2009 and 2008

Overview. The Company’s pretax income was $1,593,000 for the twelve months ended December 31, 2009, compared to pretax income of $1,039,000 for the twelve months ended December 31, 2008, resulting in an increase of $554,000. Compared to 2008, net interest income increased by $1,033,000, provision for loan losses decreased by $284,000, noninterest income decreased by $666,000 and noninterest expense increased by $97,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $1,033,000 to $9.1 million for the twelve months ended December 31, 2009 compared to $8.0 million for the twelve months ended December 31, 2008. This increase was primarily attributable to an increase of $33.2 million in the average balance of interest-earning assets, which more than offset an increase of $16.0 million in average interest-bearing liabilities, and to an increase in net interest spread from 3.03% to 3.25%. Net interest margin decreased by 8 basis points, from 3.74% for 2008 to 3.66% for 2009.

Provision for Loan Losses. Provision for loan losses for the twelve months ended December 31, 2009 was $169,000 compared to a $453,000 provision for the twelve months ended December 31, 2008, a decrease of $284,000. Net charge-offs in the twelve months ended December 31, 2009 were $48,000 compared to $201,000 in net charge-offs for the twelve months ended December 31, 2008.

Noninterest Income. Total noninterest income decreased by $666,000, from $1.4 million in 2008 to $782,000 in 2009. This decrease was primarily due to a $518,000 decrease in net gains on the sale of investment securities, an $88,000 decrease in gains on sales of mortgage loans held for sale, and a $37,000 decrease in gains on sale of other real estate owned.

Noninterest Expense. Total noninterest expense increased by $97,000, from $8.0 million in the twelve months ended December 31, 2008 to $8.1 million in the twelve months ended December 31, 2009. Increases of $320,000 and $122,000 in FDIC assessment expense and professional fees, respectively, were partially offset by a $231,000 decrease in courier expense, a $62,000 decrease in loss on disposal or impairment of fixed assets and a $41,000 decrease in marketing expenses.

Income Taxes. The Company’s income tax expense for the twelve months ended December 31, 2009 was $541,000, which represented an effective tax rate of 34.0%, compared to income tax expense for the twelve months ended December 31, 2008 of $377,000, which represented an effective tax rate of 36.3%. The lower effective tax rate for 2009 was primarily attributable to a $48,000 tax benefit resulting from an increase in nonqualified stock options related to certain of the stock options that were repriced in the first quarter of 2009 and to nontaxable life insurance income recorded in the second quarter of 2009.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31,
	2009	2008

Noninterest income
Service charges on deposit accounts	$398,186	$415,093
Gain on sale of investment securities	—	518,148
Gains on sale of loans held for sale, net	3,367	91,533
Gain on sale of other real estate owned	—	36,702
Gain on sale of fixed assets	—	6,030
Income from bank-owned life insurance	53,601	20,270
ATM transaction fees	126,903	123,584
Credit card interchange fees	32,556	37,312
Merchant discount fees	36,142	50,268
Late charges and other fees on loans	42,861	51,732
Other	88,030	97,179

Total noninterest income	$781,646	$1,447,851

	Years Ended December 31,
	2009	2008

Noninterest expense
Compensation	$4,066,419	$4,077,646
Data processing	505,638	527,317
Occupancy	793,460	798,033
Furniture and equipment	629,585	554,504
Taxes and licenses	272,538	269,586
Professional fees	468,510	346,701
FDIC assessment	456,459	136,041
Marketing	82,050	123,429
Telephone	102,282	101,363
Stationery and supplies	78,373	78,954
Loss on disposal or impairment of fixed assets	7,588	69,778
Service bureau	60,798	93,934
ATM expense	106,627	108,444
Expenses related to other real estate owned	38,322	—
Travel	26,450	28,157
Seminars and education	17,113	15,960
Loan servicing	18,464	20,779
Courier	32,154	262,802
Corporate insurance	53,455	46,717
Postage	67,561	74,678
Shareholder expense	52,992	45,036
Other miscellaneous	144,970	204,940

Total noninterest expense	$8,081,808	$7,984,799

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2009 were $181.6 million compared with $176.6 million at December 31, 2008, an increase of $5.0 million, or 2.8%, primarily attributable to an increase in loans secured by real estate. As a percentage of average earning assets, average loans were 71.9% for the year ended 2009 and 78.2% for the year ended 2008.

General. We engage in a wide range of lending activities, which include the origination, primarily in our market area, of (1) commercial business loans, (2) commercial real estate loans, (3) construction loans, (4) land acquisition and development loans, and (5) home equity, consumer and residential mortgage loans.

Commencing in early 2005, we have taken a number of steps, such as the recruitment of highly knowledgeable and experienced lending officers, the introduction of centralized loan processing, the implementation of new underwriting and documentation requirements and the regular utilization of the loan committee process, to improve the underwriting, documentation and administration of the Bank’s loan portfolio. The discussion in this section relates to the lending practices we have utilized since early 2005 and continue to use today.

Loan Policy. Our Loan Policy provides general guidance on underwriting of loans, risk management, credit approval, loan administration and problem asset management. The Loan Policy is designed to help ensure that loan growth is accompanied by acceptable asset quality with uniform and consistently applied approval, administration and documentation practices and standards.

Commercial Business Lending. We actively solicit commercial business loans of all types. Commercial business loans include revolving lines of credit to provide working capital, term loans to finance the purchase of vehicles and equipment, letters of credit to guarantee payment and performance, and other loans to assist businesses in cash management or growth opportunities.

Revolving lines of credit are typically secured by various assets of the borrower, provide for the acceleration of repayment upon any event of default, are monitored monthly or quarterly to ensure compliance with loan covenants, when appropriate, and are re-underwritten annually before renewal. Interest rates on revolving lines of credit are generally variable. Term loans are generally advanced for the purchase of, and are secured by, vehicles and equipment and are normally fully amortized over a term of two to five years, on either a fixed or variable rate basis. In general, these credit facilities carry the unconditional guarantees of the owners and/or stockholders of the borrower.

Commercial Real Estate Lending. Our commercial real estate loans are primarily secured by real property and the income arising from such property. The proceeds of commercial real estate loans are generally used by the borrower to finance or refinance the cost of acquiring and/or improving a commercial property. The properties that typically secure these loans are office and warehouse facilities, retail facilities and other commercial properties. In addition, we will on a more limited basis make loans secured by special purpose facilities such as hotels, mini-storage warehouses and manufacturing facilities. We actively seek to make commercial real estate loans to borrowers who will occupy or use the financed property in connection with their normal business operations. We also make commercial real estate loans for other purposes if the borrower is in strong financial condition and presents a substantial business opportunity for the Bank, taking into account (when circumstances warrant) the extent to which the property is leased or pre-leased.

Our commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally include provisions for interest rate adjustments after the loan is three to five years old. The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 85%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

We structure some of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years and the remaining balance of the loan due and payable in a single balloon payment at the end of the initial term. If the borrower prefers a variable or floating rate of interest, we usually offer a loan with a variable interest rate tied to a readily recognizable index, such as the Bank’s prime rate, for a term of three to five years with an amortization period of up to 25 years and the remaining balance of the loan due and payable in a single balloon payment at the end of the initial term.

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate are usually dependent on successful operation or management of the properties securing such loans, repayment of such loans is subject to changes in both general and local economic conditions and the borrower’s business and income. As a result, events beyond our control, such as a continued or worsening downturn in the local economy, could adversely affect the performance of our commercial real estate loan portfolio. We seek to minimize these risks by lending to established customers or experienced real estate developers and generally restricting our commercial real estate loans to our primary market area. Emphasis is placed on the income producing characteristics and repayment capacity of the collateral.

Construction Lending. We have a construction lending program consisting of loans for the construction of one-to-four family residences, multi-family dwellings, office and warehouse facilities and other nonresidential projects, generally limited to borrowers who are owner-occupants or who present other business opportunities for the Bank.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for our typical construction loan ranges from nine months to 15 months for the construction of an individual residence and from 15 months to a maximum of three years for larger residential or commercial projects. We typically do not amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. Our construction loans generally have a floating or variable rate of interest but occasionally have a fixed interest rate. We generally do not finance the construction of commercial real estate projects built on a purely speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80% of the property’s fair market value, or 85% of the property’s fair market value if the property will be the borrower’s primary residence. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to us or on the basis of an internal evaluation when permitted under our policies and applicable regulatory guidelines. For larger projects, where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk than residential mortgage loans. We attempt to minimize such risks by (1) making construction loans in accordance with the Bank’s underwriting standards to established customers of the Bank or experienced real estate developers in our primary market area and (2) monitoring the quality, progress and cost of construction. We have established a maximum loan-to-value ratio of 80% for non-residential construction projects and multi-unit residential construction projects; however, this maximum can be waived for particularly strong borrowers on an exception basis.

Land Acquisition and Development Lending. Land acquisition and development loans are made to builders and developers for the purpose of acquiring unimproved land to be developed for residential building sites, residential housing subdivisions, multi-family dwellings and a variety of commercial uses. We generally do not make land acquisition and development loans for commercial developments but will make such loans for borrowers seeking to build owner-occupied facilities on the subject land.

We underwrite and process land acquisition and development loans in much the same manner as commercial construction loans and commercial real estate loans. For residential land acquisition and development loans, we use a lower loan-to-value ratio, which is a maximum of 65% for unimproved land and 75% of the appraised value of the developed lots as determined in accordance with our appraisal policies for developed lots for single-family or townhouse construction and discounted, when appropriate, to reflect absorption periods in excess of one year. We can waive the maximum loan-to-value ratio for particularly strong borrowers on an exception basis. The term of land acquisition and development loans ranges from a maximum of two years for loans relating to the acquisition of unimproved land to, generally, a maximum of three years for other types of projects. All land acquisition and development loans generally are further secured by one or more unconditional personal guarantees. Because these loans are usually larger in amount and involve more risk than individual lot loans, we carefully evaluate the borrower’s assumptions and projections about market conditions and absorption rates in the community in which the property is located and the borrower’s ability to carry the loan if their assumptions and/or projections prove inaccurate.

Home Equity and Consumer Lending and Residential Mortgage Lending. We offer our customers home equity lines of credit and home equity loans that enable them to borrow funds secured by the equity in their homes. Home equity lines of credit are offered with adjustable rates of interest on an open-end revolving basis. Home equity loans are offered with fixed rates for a fixed period of time, usually between five and 15 years. Home equity lines of credit and home equity loans are secured by liens on personal residences and generally do not present as much risk as other types of consumer loans.

We also offer a variety of consumer loans, including automobile loans, personal secured and unsecured loans, credit card loans, loans secured by savings accounts or certificates of deposit, and loans to purchase residential lots for the later construction of owner-occupied residences. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

We originate residential mortgage loans secured by properties located in our primary market area in Hampton Roads, Virginia, offering various types of residential mortgage loans in addition to traditional long-term, fixed-rate or adjustable-rate mortgage loans. We generally underwrite loans to be retained by the Bank on terms consistent with secondary mortgage market standards. We underwrite loans to be sold to secondary market investors after closing on terms specified by the investors.

The following table sets forth, at the dates indicated, our loan portfolio composition by type of loan:

	At December 31,
	2009	2008	2007	2006	2005

Commercial	$31,909,596	$32,847,457	$26,108,173	$19,752,244	$17,927,074

Real estate—mortgage	127,086,368	112,371,561	101,095,900	92,513,346	98,801,013

Real estate—construction	18,276,222	27,883,927	23,104,633	23,780,496	10,013,033

Installment and consumer	5,362,277	4,385,595	4,149,881	4,731,529	4,665,853

Total gross loans	182,634,463	177,488,540	154,458,587	140,777,615	131,406,973

Allowance for loan losses	(1,773,125)	(1,652,174)	(1,399,875)	(1,373,000)	(1,335,001)

Unearned loan costs (fees)	683,132	725,238	791,439	713,894	348,354

Loans, net	$181,544,470	$176,561,604	$153,850,151	$140,118,509	$130,420,326

The following table presents, at December 31, 2009, (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2009

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$13,756,958	$14,445,764	$3,706,874	$31,909,596	17.47%
Real Estate-mortgage	9,181,862	10,719,032	107,185,474	127,086,368	69.59%
Real Estate-construction	8,421,796	3,284,506	6,569,920	18,276,222	10.00%
Installment and consumer	3,067,591	1,897,768	396,918	5,362,277	2.94%

	$34,428,207	$30,347,070	$117,859,186	$182,634,463	100.00%

Total
Loans Maturing After 1 Year

Fixed rate loans	$37,159,585

Variable rate loans (includes loans subject to call)	111,046,671

$148,206,256

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

We analyze our loan portfolio through ongoing credit review processes and construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes two basic elements: (1) specific allowances for individual loans, and (2) general allowances for loan portfolio segments, which factor in historical loan loss experience and delinquency rates for the Bank and the banking industry and numerous other environmental factors.

The Bank evaluates various loans individually for impairment as required by generally accepted accounting principles related to receivables. An evaluation is based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a particular loan is impaired, then a specific reserve is established, or a charge-off is made, for the amount of any impairment.

For loans without an individual measure of impairment, we estimate for groups of loans as required by generally accepted accounting principles related to contingencies. As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans. We then consider the impact of various bank, industry, economic and other environmental factors and documents, which are further used in the analysis.

Our allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits as prescribed by generally accepted accounting principles related to receivables; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors as provided by guidance for contingencies; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

Our allowance for loan losses was $1,773,125, or 0.97% of total loans held for investment, net of unearned fees and costs, at December 31, 2009. This compares to an allowance of $1,652,174, or 0.93% of such loans, at year-end 2008. These allowance figures are reflected in the table below.

Management currently believes that our allowance for loan losses is adequate. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of their examinations.

The following table sets forth, for the periods indicated, a summary of activity in our allowance for loan losses:

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of year	$1,652,174	$1,399,875	$1,373,000	$1,335,001	$1,264,000

Charge-offs:
Commercial	7,659	130,429	188,911	28,623	14,963
Real estate	87,966	231,370	—	—	4,093
Consumer	928	36,019	8,030	62,228	31,572

Total charge-offs	96,553	397,818	196,941	90,851	50,628

Recoveries
Commercial	47,066	186,740	106,245	42,606	80,000
Real estate	—	—	—	—	—
Consumer	1,365	10,607	12,927	21,982	8,619

Total recoveries	48,431	197,347	119,172	64,588	88,619

Net (recoveries) charge-offs	48,122	200,471	77,769	26,263	(37,991)

Provision for loan losses	169,073	452,770	104,644	64,262	33,010

Balance at end of period:	$1,773,125	$1,652,174	$1,399,875	$1,373,000	$1,335,001

Ratio of net charge-offs to average loans outstanding	0.03%	0.12%	0.05%	0.02%	(0.03)%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.97%	0.93%	0.90%	0.97%	1.01%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of our allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2009, 2008, 2007, 2006 and 2005. The allocation presented for each year reflects an allocation methodology that we adopted in 2005 for the year ended December 31, 2004 and that we have continued to utilize in all subsequent years.

	At December 31
	2009		2008		2007		2006		2005
	Amount	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation
Real estate – mortgage	$1,132	69.59%	$991	63.31%	$849	65.45%	$812	65.72%	$654	75.19%
Real estate – construction	161	10.00%	244	15.71%	194	14.96%	18	16.89%	15	7.62%

Commercial	279	17.47%	296	18.51%	231	16.90%	365	14.03%	450	13.64%

Consumer	47	2.94%	38	2.47%	35	2.69%	75	3.36%	121	3.55%

	1,619	100.00%	1,569	100.00%	1,309	100.00%	1,270	100.00%	1,240	100.00%

Specific problem loans	—		—		20		—		—

Unallocated	154		83		71		103		95

	$1,773		$1,652		$1,400		$1,373		$1,335

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.
(2)	As a result of loan reclassification, allocations between loan categories may have changed to maintain comparability between years.

Nonperforming Assets

Our nonperforming assets include nonperforming loans (nonaccrual and restructured loans) and other real estate owned (“REO”). We generally do not accrue interest on loans that are 90 days or more past due and reverse all previously accrued, but uncollected, interest on loans that are placed in nonaccrual status (with the exception of credit card loans on which the Company does not accrue interest over 120 days).

REO is recorded at the lower of cost or estimated fair value as determined generally by appraisals. If the fair value of REO is less than the book value of the loan formerly secured by such REO, the fair value becomes the new cost basis of the REO, and the difference between the book value and the fair value is charged against the allowance for loan losses on the date of foreclosure or completion of the appraisal. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value. Other repossessed assets are carried at the lower of cost or estimated fair value as determined by independent surveys or appraisals at the time of repossession. If the fair value of the repossessed asset is less than the book value of the loan formerly secured by such repossessed asset, the difference between the book value and the fair value is charged to the allowance for loan losses on the date of repossession.

The following table sets forth, for the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans and restructured loans) and total nonperforming assets:

	At December 31,
	2009	2008	2007	2006	2005

Nonaccrual loans (1)	$935	$30,754	$136,650	$169,642	$225,934
Accruing loans past due 90 days or more	48	9,937	26,709	7,865	4,476

Total nonperforming loans	983	40,691	163,359	177,507	230,410

Real estate owned, net	313,300	177,500	—	—	—

Total nonperforming assets	$314,283	$218,191	$163,359	$177,507	$230,410

Total nonperforming assets to total assets	0.11%	0.08%	0.07%	0.08%	0.11%

(1)	Includes restructured loans of $136,650 and $169,642 at December 31, 2007 and 2006, respectively. There were no restructured loans at December 31, 2008. Restructured loans of $1,469,771 at December 31, 2009 are not included as nonaccrual loans because, both at December 31, 2009 and currently, we expect that the applicable borrowers will satisfy in full all of their payment obligations, both interest payments and repayment of principal, in accordance with the modified terms of their respective loans.

As of the end of the period ended December 31, 2009, there are no loans (not otherwise disclosed in the above table) in respect of which any known information about possible credit problems of borrowers cause our management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Any such doubts or concerns that develop subsequent to that date, if any, may later result in loans being disclosed as nonaccrual, accruing but past due 90 days or more, or troubled debt restructurings.

Loans Held for Sale

The Company had no loans held for sale at December 31, 2009 or 2008.

Investment Securities

Our investment portfolio is a source of liquidity and is our second largest category of earning assets. At December 31, 2009, our investment portfolio included U.S. government sponsored enterprises and FNMA, GNMA, and FHLMC mortgage-backed securities. In addition to the investment securities, we also invest in federal funds sold. Securities available for sale, including those pending settlement, were $50.1 million at December 31, 2009, compared with $60.7 million at December 31, 2008. There were no securities held to maturity at December 31, 2009 or 2008.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and securities held to maturity, in each case as applicable, for the years ended December 31, 2009, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009

Securities available for sale

U.S. government sponsored enterprises	$5,000,000	$—	$25,000	$4,975,000
Mortgage-backed securities	43,773,714	1,354,652	—	45,128,366

Total securities available for sale	48,773,714	1,354,652	25,000	50,103,366

Total securities (1)	$48,773,714	$1,354,652	$25,000	$50,103,366

(1) At December 31, 2009, the Company held no securities classified as held to maturity.

At December 31, 2008

Securities available for sale

U.S. Treasury Securities	$1,761,259	$12,493	$3	$1,773,749
Mortgage-backed securities	57,961,180	1,011,768	3,751	58,969,197

Total securities available for sale	$59,722,439	$1,024,261	$3,754	$60,742,946

Total securities (1)	$59,722,439	$1,024,261	$3,754	$60,742,946

(1) At December 31, 2008, the Company held no securities classified as held to maturity.

At December 31, 2007

Securities available for sale

U.S. Treasury Securities	$999,226	$5,614	$—	$1,004,840
U.S. government sponsored enterprises	5,002,563	27,137	—	5,029,700
Mortgage-backed securities	31,098,629	264,500	—	31,363,129
Obligations of states and political subdivisions	689,831	27,089	—	716,920

Total securities available for sale	37,790,249	324,340	—	38,114,589

Securities held to maturity

Mortgage-backed securities	6,512	91	—	6,603
Obligations of states and political subdivisions	469,749	10,286	—	480,035
Preferred trust securities	200,000	9,200	—	209,200

Total securities held to maturity	676,261	19,577	—	695,838

Total securities	$38,466,510	$343,917	$—	$38,810,427

The following table presents the contractual maturity distribution and estimated weighted average yields, based on amortized cost, of our investment securities portfolio at December 31, 2009. Actual maturities will differ from contractual maturities because mortgage-backed securities will amortize and may be prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield

U.S. government sponsored enterprises	$—	—	$5,000,000	2.25%	$—	—	$—	—	$5,000,000	2.25%
Mortgage-backed securities	555,733	4.06%	19,338,822	3.64%	18,754,503	4.43%	5,124,656	4.33%	43,773,714	4.06%

Total	$555,733	4.06%	$24,338,822	3.35%	$18,754,503	4.43%	$5,124,656	4.33%	$48,773,714	3.88%

At December 31, 2009, there were no securities of any issuer (other than FNMA, GNMA, and FHLMC mortgage-backed securities and certain other U.S. government sponsored securities, collectively) that exceeded 10% of the Company’s stockholders’ equity.

SOURCES OF FUNDS

Deposit Activities

We provide a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. Our strategy has been to fund asset growth through increases in core deposits rather than the use of any brokered deposits, and we strive to establish customer relationships to attract core deposits in noninterest-bearing and other transactional accounts and thus to reduce our cost of funds.

Our deposit base includes large denomination certificates of deposit of $100,000 or more. These large denomination CDs represented approximately 1.3% and 2.2% of total deposits at December 31, 2009 and 2008, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	Year Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest-bearing NOW, money market and savings accounts	$106,528,856	0.66%	$90,928,206	1.59%	$82,003,291	3.21%

Time deposits	52,026,226	2.64%	52,609,295	3.86%	56,120,790	4.57%

Total interest-bearing deposits	158,555,082	1.31%	143,537,501	2.42%	138,124,081	3.76%
Demand and other noninterest- bearing deposits	65,008,976	—	52,660,199	—	50,370,040	—

Total average deposits	$223,564,058	0.93%	$196,197,700	1.77%	$188,494,121	2.76%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009:

Remaining maturity

Less than three months	$975,751
Over three months through six months	300,000
Over six months through one year	668,720
Over twelve months	1,145,061

Total	$3,089,532

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2009, borrowings included $2.0 million in securities sold under agreements to repurchase, and $5.0 million in medium-term borrowings under the FHLB secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations.

Liquid assets, which include cash and due from banks, fed funds sold and nonpledged securities available for sale, totaled $74.0 million at December 31, 2009. In addition, our funding sources at December 31, 2009 consisted of established borrowing capacity with the FHLB, subject to qualifying collateral availability, equal to 20% of the Bank’s total assets, or $54.4 million, and established federal funds lines with correspondent banks. At December 31, 2009, there was a $5.0 million outstanding balance with the FHLB.

Certificates of deposit that are scheduled to mature within one year totaled $38.9 million at December 31, 2009. These deposits are generally considered to be rate sensitive. While our liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, we believe we have the ability to raise additional deposits by conducting deposit promotions. In the event we require funds beyond our ability to generate them internally, we could borrow from established lines or obtain funds through the sale of investment securities from our available for sale portfolio. Management believes our liquidity sources are sufficient to satisfy our current operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $36.8 million, or 13.4% of assets, at December 31, 2009, compared to $25.8 million, or 9.7% of assets, at December 31, 2008. Stockholders’ equity increased primarily as a result of the $10.1 million in preferred stock issued to the Treasury on September 25, 2009 under the TARP Capital Purchase Program. The Company paid aggregate dividends of $0.24 per share in each of 2009 and 2008. The dividend payout ratio was 61.54% in 2009, compared to 82.76% in 2008.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). Our total capital ratio was 18.36% at December 31, 2009, compared to 13.41% at December 31, 2008; our Tier 1 capital ratio was 17.50% at December 31, 2009, compared to 12.59% at December 31, 2008; and our leverage ratio was 13.06% at December 31, 2009, compared to 10.11% at December 31, 2008. These ratios all exceed the mandated minimum regulatory capital requirements.

The following table presents information on the capital amounts and ratios for the Company and the Bank as of December 31, 2009 and 2008:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$37,674	18.36%	$16,416	8.0%	N/A	N/A
Bank	$34,785	16.99%	$16,382	8.0%	$20,477	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,901	17.50%	$8,208	4.0%	N/A	N/A
Bank	$33,012	16.12%	$8,191	4.0%	$12,286	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,901	13.06%	$10,999	4.0%	N/A	N/A
Bank	$33,012	12.08%	$10,927	4.0%	$13,659	5.0%

At December 31, 2008

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,817	13.41%	$15,997	8.0%	N/A	N/A
Bank	$26,346	13.18%	$15,995	8.0%	$19,993	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$25,165	12.59%	$7,998	4.0%	N/A	N/A
Bank	$24,694	12.35%	$7,997	4.0%	$11,996	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$25,165	10.11%	$9,956	4.0%	N/A	N/A
Bank	$24,694	9.92%	$9,955	4.0%	$12,444	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances to the Company are limited to 10% of the Bank’s stockholders’ equity. For additional detail, see Item 1, “Business – Supervision and Regulation,” above.

Contractual Obligations and Commitments

In the normal course of business we have various outstanding contractual obligations that will require future cash outflows. In addition, we have commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table presents information regarding our outstanding contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Securities sold under agreements to repurchase	$2,016	$2,016	$—	$—	$—
Other borrowings	5,000	—	—	5,000	—
Operating lease obligations	1,855	235	483	503	634
Deposits	229,136	226,267	2,443	426	—
Deferred compensation	1,205	68	134	105	898
Purchase obligations	2,769	1,079	1,622	68	—

Total contractual cash obligations	$241,981	$229,665	$4,682	$6,102	$1,532

We are a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, standby letters of credit, and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in our consolidated balance sheets.

Loan commitments are agreements to extend credit to a customer so long as there are no violations of the applicable contract terms prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a Bank customer to a third party.

We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Unless otherwise noted, we require collateral or other security to support financial instruments with credit risk.

The following table reflects our other commitments outstanding as of December 31, 2009:

Commitments to extend credit	$37,159,388
Standby letters of credit	1,797,060
Commitments to sell loans	—

Total other commitments	$38,956,448

Asset/Liability Management

Our primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of our interest income and interest expense and the market value of our interest-earning assets and interest-bearing liabilities.

The primary goal of our asset/liability management strategy is to maximize net interest income over time while limiting exposure to interest rate fluctuations. Our ability to manage interest rate risk depends generally on our ability to match the maturities and repricing characteristics of our assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect our management of interest rate risk include our existing interest rate gap position, management’s assessment of future interest rates, the need to replace assets that may prepay before their scheduled maturities and the withdrawal of liabilities over time.

One technique we use to manage interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. At December 31, 2009, the Company’s one year “negative gap” (interest-bearing liabilities maturing or repricing within a period in excess of interest-earning assets repricing within the same period) was (19.2%) of total assets. This suggests that during periods of rising interest rates our net interest income would be negatively affected because the cost of our interest-bearing liabilities is likely to rise faster than the yield on our interest-earning assets, and that in periods of falling interest rates the opposite effect on net interest income would occur because the cost of interest-bearing liabilities likely would fall faster than the yield of interest-earning assets. However, the interest sensitivity gap position is a static analysis at December 31, 2009, and because many factors affect the composition of our assets and liabilities, a change in prevailing interest rates will not necessarily result in a corresponding change in net interest income that would be projected using only our interest sensitivity gap table at December 31, 2009; furthermore, as discussed below, we do not expect that non-extreme interest rate fluctuations would have a significant adverse effect on our net interest income.

We also manage interest rate risk by influencing the adjustable and fixed rate mix of our loans, securities, deposits and borrowings. We can add loans or securities with adjustable, balloon or call features, as well as fixed rate loans and mortgage securities, if the yield on such loans and securities is consistent with our asset/liability management strategy. We can also manage interest rate risk by extending the maturity of our borrowings or selling certain assets and repaying borrowings.

Certain shortcomings are inherent in any method of analysis used to estimate a financial institution’s interest rate gap. The analysis is based at a given point in time and does not take into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, although certain assets and liabilities may have similar maturities or repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities also may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. The interest rates on loans with balloon or call features may or may not change, depending on their interest rates relative to market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that may restrict changes in interest rates on a short-term basis and over the life of the asset.

We are also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans and mortgage-backed securities, which may also affect the Company’s interest rate gap position.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 that are subject to repricing or that mature in each of the future time periods shown. Money market, NOW and savings deposits are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest repricing period. In making the gap table computations, none of the assumptions sometimes made regarding loan prepayment rates and deposit decay rates have been used. In addition, the table does not reflect scheduled loan principal payments. The interest rate sensitivity of our assets and liabilities illustrated in the Interest Sensitivity Analysis below would vary substantially if different assumptions were used or if actual experience differs from that indicated by the assumption used. Loans and securities with balloon provisions, or that are subject to a call provision, are included in the period in which they balloon or may first be called. The Federal Home Loan Bank Advance is included in the repricing period in which it is expected to mature. Except as stated above, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

December 31, 2009

	Three Months or Less	Over Three Months through Twelve Months	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years or Non-Sensitive	Total

Interest-earning assets:

Loans (1)	$66,869,009	$12,239,989	$28,736,345	$38,484,938	$36,986,379	$183,316,660
Investment securities	—	562,463	916,931	23,771,233	24,852,739	50,103,366
Federal funds sold	2,667,701	—	—	—	—	2,667,701
Other investments	15,481,083	1,219,254	1,973,810	—	—	18,674,147
Federal Home Loan, Federal Reserve stock	—	—	—	—	2,061,800	2,061,800

Total interest-earning assets	$85,017,793	$14,021,706	$31,627,086	$62,256,171	$63,900,918	$256,823,674

Interest-bearing liabilities:
Interest-bearing deposits:
Savings accounts	$2,652,171	$—	$—	$—	$—	$2,652,171
Checking accounts (2)	31,478,264	—	—	—	—	31,478,264
Money market deposits	76,765,916	—	—	—	—	76,765,916
Certificates of deposit	8,910,638	30,030,505	2,442,768	426,533	—	41,810,444

Total interest-bearing deposits	119,806,989	30,030,505	2,442,768	426,533	—	152,706,795

Federal Home Loan Bank Advance	—	—	—	5,000,000	—	5,000,000

Securities sold under agreements to repurchase	2,016,235	—	—	—	—	2,016,235
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	$121,823,224	$30,030,505	$2,442,768	$5,426,533	$—	$159,723,030

Interest sensitivity gap	$(36,805,431)	$(16,008,799)	$29,184,318	$56,829,638	$63,900,918	$97,100,644

Cumulative interest sensitivity gap	$(36,805,431)	$(52,814,230)	$(23,629,912)	$33,199,726	$97,100,644

Cumulative interest sensitivity gap as a percentage of total assets	(13.4)%	(19.2)%	(8.6)%	12.1%	35.4%

Total Period-End Assets	$274,554,161

(1)	Excludes $935 of nonaccrual loans at December 31, 2009.
(2)	Excludes $76,429,367 of noninterest-bearing deposits.

In addition to the interest sensitivity analysis reflected in the above table, the Company uses a variety of other tests to measure interest rate risk. Based on these other measures, and notwithstanding the interest sensitivity gap figures reflected above, we currently do not believe that interest rate fluctuations that are not extreme would have a significant adverse effect on our net interest income, in part because of our large volume of noninterest-bearing deposits (which, as noted above, are excluded from the above calculations).

Off Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk. Those financial instruments, designed to meet the financing needs of customers, include commitments to sell loans, issue standby letters of credit and otherwise extend credit. Those instruments involve both credit and interest rate risk in addition to the amount recognized on the balance sheet. The contractual amounts of these financial instruments reflect the extent of involvement in the event of nonperformance by the other party to the financial instrument. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments, and we obtain collateral based on our credit assessment of the customer in each instance.

Additional information related to our off-balance-sheet risk exposure is detailed in Note 15 to the accompanying consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” below.

Effects of Inflation

The effect of changing prices is typically different for financial institutions than for other companies because a financial institution’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price-level indices. Our consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” below reflect the impact of inflation on interest rates, loan demands and deposits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and thus is not required to provide the information specified by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the consolidated balance sheets of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment about the effectiveness of Heritage Bankshares, Inc. internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K, Item 9A and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis LLC

Galax, Virginia

March 26, 2010

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks	$4,597,898	$4,344,046
Interest-bearing deposits in other banks	18,674,147	960,000
Federal funds sold	2,667,701	8,113,693

Total cash and cash equivalents	25,939,746	13,417,739
Securities available for sale, at fair value	50,103,366	60,742,946
Loans, net
Held for investment, net of allowance for loan losses of $1,773,125 and $1,652,174, respectively	181,544,470	176,561,604
Accrued interest receivable	746,466	734,821
Stock in Federal Reserve Bank, at cost	586,000	322,800
Stock in Federal Home Loan Bank of Atlanta, at cost	1,475,800	622,700
Other real estate owned	313,300	177,500
Premises and equipment, net	11,890,993	11,908,044
Other assets	1,954,020	971,926

Total assets	$274,554,161	$265,460,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits
Noninterest-bearing	$76,429,367	$53,988,420
Interest-bearing	152,706,795	161,793,271

Total deposits	229,136,162	215,781,691

Federal Home Loan Bank Advance	5,000,000	5,000,000
Securities sold under agreements to repurchase	2,016,235	1,246,536
Other borrowings	—	1,000
Accrued interest payable	118,401	236,636
Pending settlement, securities available for sale	—	15,846,233
Other liabilities	1,504,928	1,509,424

Total liabilities	237,775,726	239,621,520

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value—1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 10,103 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	10,103,000	—
Fixed rate cumulative perpetual preferred stock, Series B, 303 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	303,000	—
Common stock, $5 par value – 6,000,000 shares authorized; 2,291,352 and 2,279,252 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	11,456,760	11,396,260
Additional paid-in capital	6,472,893	6,329,854
Retained earnings	7,854,024	7,438,911
Discount on preferred stock	(288,812)	—
Accumulated other comprehensive income, net	877,570	673,535

Total stockholders’ equity	36,778,435	25,838,560

Total liabilities and stockholders’ equity	$274,554,161	$265,460,080

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009 and 2008

	2009	2008
Interest and dividend income
Loans and fees on loans	$9,015,074	$9,847,868
Taxable investment securities	2,140,695	1,662,764
Nontaxable investment securities	—	32,726
Dividends on FRB and FHLB stock	27,276	47,224
Interest on federal funds sold	2,085	142,944
Other interest income	92,586	7,228

Total interest income	11,277,716	11,740,754

Interest expense
Deposits	2,076,112	3,476,331
Borrowings	139,458	235,615

Total interest expense	2,215,570	3,711,946

Net interest income	9,062,146	8,028,808
Provision for loan losses	169,073	452,770

Net interest income after provision for loan losses	8,893,073	7,576,038

Noninterest income
Service charges on deposit accounts	398,186	415,093
Gain on sale of other real estate owned	—	36,702
Gains on sale of loans held for sale, net	3,367	91,533
Income from bank-owned life insurance	53,601	20,270
Gain on sale of investment securities	—	518,148
Late charges and other fees on loans	42,861	51,732
Gain on sale of fixed assets	—	6,030
Other	283,631	308,343

Total noninterest income	781,646	1,447,851

Noninterest expense
Compensation	4,066,419	4,077,646
Data processing	505,638	527,317
Occupancy	793,460	798,033
Furniture and equipment	629,585	554,504
Taxes and licenses	272,538	269,586
Professional fees	468,510	346,701
FDIC assessment	456,459	136,041
Marketing	82,050	123,429
Telephone	102,282	101,363
Stationery and supplies	78,373	78,954
Loss on disposal or impairment of fixed assets	7,588	69,778
Other	618,906	901,447

Total noninterest expense	8,081,808	7,984,799

Income before provision for income taxes	1,592,911	1,039,090
Provision for income taxes	541,245	377,145

Net income	1,051,666	661,945
Preferred stock dividends and accretion of discount	(156,166)	—

Net income available to common stockholders	$895,500	$661,945

Earnings per common share
Basic	$0.39	$0.29

Diluted	$0.39	$0.29

Dividends per common share	$0.24	$0.24

Weighted average shares outstanding—basic	2,285,074	2,278,849
Effect of dilutive stock options	10,287	15,471

Weighted average shares outstanding—assuming dilution	2,295,361	2,294,320

The notes to consolidated financial statements are an integral part of these statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008

	Preferred Shares		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2007	—	$—	2,278,652	$11,393,260	$6,172,256	$7,345,024	$214,064	$25,124,604
Prior period adjustment	—	—	—	—	—	(21,146)	—	(21,146)

Balance, December 31, 2007, as adjusted	—	$—	2,278,652	$11,393,260	$6,172,256	$7,323,878	$214,064	$25,103,458
Comprehensive income:
Net income for 2008			—	—	—	661,945	—	661,945
Change in unrealized gain on securities available-for-sale, net of tax of $236,697	—	—	—	—	—	—	459,471	459,471

Total comprehensive income	—	—	—	—	—	—	—	1,121,416
Exercise of stock options and related tax benefits	—	—	600	3,000	2,319	—	—	5,319
Equity-based compensation expense	—	—	—	—	155,279	—	—	155,279
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(546,912)	—	(546,912)

Balance, December 31, 2008	—	$—	2,279,252	$11,396,260	$6,329,854	$7,438,911	$673,535	$25,838,560

Comprehensive income:
Net income for 2009	—	—	—	—	—	1,051,666	—	1,051,666
Change in unrealized gain on securities available-for-sale, net of tax of $105,110	—	—	—	—	—	—	204,035	204,035

Total comprehensive income	—	—	—	—	—	—	—	1,255,701
Exercise of stock options and related tax benefits	—	—	12,100	60,500	37,321	—	—	97,821
Equity-based compensation expense	—	—	—	—	216,642	—	—	216,642
Issuance of Series A preferred stock	10,103	10,103,000	—	—	—	—	—	10,103,000
Issuance of Series B preferred stock	303	303,000	—	—	—	—	—	303,000
Costs related to issuance of preferred stock	—	—	—	—	(110,924)	—	—	(110,924)
Net accretion from issuance of preferred stock warrants	—	(288,812)	—	—	—	(14,188)	—	(303,000)
Cash dividends on preferred stock	—	—	—	—	—	(73,947)	—	(73,947)
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(548,418)	—	(548,418)

Balance, December 31, 2009	10,406	$10,117,188	2,291,352	$11,456,760	$6,472,893	$7,854,024	$877,570	$36,778,435

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$1,051,666	$661,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	169,073	452,770
Amortization of loan yield adjustments, net	381,426	414,086
Depreciation, amortization and accretion, net	914,917	371,426
Stock-based compensation	216,642	155,279
Deferred compensation	149,655	29,692
Exercise of stock options tax benefit	14,496	969
Net (gains) losses on:
Sale of securities	—	(518,147)
Sale, disposal or impairment of property, plant and equipment	7,588	69,778
Sale or impairment of other real estate owned	24,200	(36,702)
Net gain on bank-owned life insurance	(53,601)	(20,270)
Changes in assets/liabilities, net
Decrease(increase) in interest receivable and other assets	(1,179,713)	385,683
Decrease in interest payable and other liabilities	(283,198)	(216,425)
Decrease(increase) in loans held for sale	—	878,200

Net cash provided by operating activities	1,413,151	2,628,284

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	20,888,769	18,202,267
Proceeds from maturities, calls and principal repayments of securities held to maturity	—	105,941
Purchases of securities available for sale	(26,064,135)	(52,824,185)
Proceeds from sales of securities available for sale	—	29,228,364
Proceeds from sales of securities held to maturity	—	568,771
Proceeds from sale of other real estate owned	—	552,202
Net increase in loans held for investment	(5,693,363)	(24,271,310)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(1,999,500)	(2,417,400)
Redemption of Federal Home Loan Bank stock and Federal Reserve Bank stock	883,200	2,500,800
Purchases of premises and equipment	(631,729)	(2,573,450)
Proceeds from sales of premises and equipment	14,945	6,030
Proceeds from bank owned life insurance	134,463	—

Net cash used for investing activities	(12,467,350)	(30,921,970)

Cash flows from financing activities:
Proceeds from exercise of stock options	83,325	4,350
Net increase in deposits	13,354,471	29,767,207
Proceeds from Federal Home Loan Bank advances	154,550,000	56,500,000
Repayments of Federal Home Loan Bank advances	(154,550,000)	(58,500,000)
Net increase in securities sold under agreements to repurchase	769,699	115,756
Proceeds from federal funds purchased	43,735,000	48,002,000
Repayment of federal funds purchased	(43,736,000)	(48,001,000)
Repayments of other borrowings	—	(50,000)
Net proceeds from issuance of preferred stock	9,992,076	—
Cash dividends paid	(622,365)	(546,912)

Net cash provided by financing activities	23,576,206	27,291,401

Increase(decrease) in cash and cash equivalents	12,522,007	(1,002,285)

Cash and cash equivalents, beginning of period	13,417,739	14,420,024

Cash and cash equivalents, end of period	$25,939,746	$13,417,739

Supplemental disclosure:
Interest paid	$2,333,806	$3,796,267
Income taxes paid	$445,000	$465,000
Noncash financing activities:
Transfer of loans to other real estate owned	$160,000	$1,078,000
Transfer of other real estate owned to loans	$—	$385,000
Pending settlement of securities available for sale	$—	$15,846,233

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiary, Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2009 the Company serves as the holding company for its wholly-owned subsidiary, Heritage Bank.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2009, Sentinel Financial owned an interest in each of Infinex Investments, Inc. (formerly Bankers Investment Group, LLC) and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. In addition, at December 31, 2009, Sentinel Financial owned other real estate owned. This real estate is recorded at fair value.

IBV Real Estate Holdings, Inc. (“IBV”), formerly a wholly-owned subsidiary of the Company formed for the sole purpose of owning additional real estate assets acquired by the Company or the Bank, was voluntarily dissolved and terminated by the Company in 2008. The accompanying consolidated financial statements of the Company include, where applicable, the results of operations and accounts of IBV prior to its dissolution and termination.

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

Significant Group Concentrations of Credit Risk

The Company invests in a variety of securities, principally obligations of the United States, U.S. government sponsored enterprises, mortgage-backed securities and obligations of states and political subdivisions. Note 4 presents the Company’s investment activities. Substantially all of the Company’s lending activities are with customers located in southeastern Virginia. Note 5 presents the Company’s lending activities. The Company does not have any significant concentrations of loans in any one industry or customer.

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

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to fair value. These write-downs would be included in the Company’s calculation of earnings as realized losses.

Loans

Loans are reported at their principal outstanding balance, net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment to yield on the respective loans.

Loans Held For Sale

Mortgage loans originated and intended for sale in the secondary market, if any, are carried at cost. Loans held for sale are pre-committed to secondary market investors and, subsequent to being closed, are held for short holding periods pending receipt of loan documents.

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

The Bank evaluates various loans individually for impairment based on guidance for receivables. An evaluation is based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a particular loan is impaired, then a specific reserve is established, or a charge-off is made, for the amount of any impairment.

For loans without an individual measure of impairment, the Bank makes estimates of losses for groups of loans as provided by guidance for contingencies. As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans.

The Bank then considers the impact of various bank, industry, economic and other environmental factors and documents which factors are used in the analysis.

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits as prescribed by generally accepted accounting principles related to receivables; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors as provided by guidance on contingencies; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

Income Recognition on Nonaccrual Loans

Loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful, or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower.

While a loan is classified as nonaccrual, and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired through foreclosure, acceptance of a deed in lieu of foreclosure or loans in which the Company receives physical possession of the debtor’s real estate. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate. Net operating income of such properties, exclusive of depreciation, is included in other income and related depreciation expense is included in other expense.

Restructured Loans

Loans are considered troubled debt restructurings if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain loans in instances where a determination is made that greater economic value will be realized under new terms rather than through foreclosure, liquidation or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and/or partial forgiveness of principal and interest.

The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received from the borrower, if any. The Company generally classifies restructured loans as nonaccrual until such time as the loans demonstrate performance. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms, and has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit and issue standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments

The Company has in the past entered, and may from time to time in the future enter, into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Any such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. In such instances, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss is recognized on the rate lock commitments.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2009, no valuation allowance has been provided against the Company’s deferred tax asset.

The Company analyzes tax positions taken or expected to be taken on its tax returns to determine if it has any liability related to uncertain tax positions in accordance with guidance on income taxes. Liabilities, if any, resulting from this evaluation are recorded in the current period.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer, as well as a Supplemental Executive Retirement Plan with its current Chief Executive Officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2009, the discount rate the Company utilized to determine the deferred compensation liability under such plans was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2009, the Company has one stock-based compensation plan, the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009 (the “2006 Incentive Plan”). The Company has adopted accounting guidance related to share-based payments, which requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the issuing entity’s financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006. A description of the 2006 Incentive Plan and additional required disclosures are included in Note 10.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Earnings per common share calculations are presented in Note 9.

Comprehensive Income

Accounting principles generally require that recognized revenue and expenses, and realized gains and losses, be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are presented in Note 2.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, FASB issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company’s financial position. An update was issued in December, 2009, to include this guidance in the ASC.

An update was issued in October, 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements. Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2009	2008
Unrealized holding gains on available-for-sale securities	$309,145	$696,168

Tax effect	(105,110)	(236,697)

Net of tax amount	$204,035	$459,471

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $3,935,000 and $0, respectively.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Securities available for sale
U.S. government sponsored enterprises	$5,000,000	$—	$25,000	$4,975,000
Mortgage-backed securities	43,773,714	1,354,652	—	45,128,366

Total securities available for sale	$48,773,714	$1,354,652	$25,000	$50,103,366

Total securities (1)	$48,773,714	$1,354,652	$25,000	$50,103,366

At December 31, 2008
Securities available for sale
U.S. Treasury securities	$1,761,259	$12,493	$3	$1,773,749
Mortgage-backed securities	57,961,180	1,011,768	3,751	58,969,197

Total securities available for sale	$59,722,439	$1,024,261	$3,754	$60,742,946

Total securities (1)	$59,722,439	$1,024,261	$3,754	$60,742,946

(1)	At December 31, 2009 and 2008, the Company held no securities classified as held to maturity.

Investment securities having carrying value of $150,001 at December 31, 2008 were made available to secure deposits of the U.S. government and the Commonwealth of Virginia; the fair value of these securities was $149,998 at December 31, 2008. There were no investment securities required to secure U.S. government or Commonwealth of Virginia deposits at December 31, 2009.

Investment securities having carrying values of $3,717,818 and $6,079,726 at December 31, 2009 and 2008, respectively, are made available for retail repurchase agreements. The estimated fair values of these securities were $3,943,615 and $6,300,249 at December 31, 2009 and 2008, respectively.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	At December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$4,975,000	$25,000	$—	$—	$4,975,000	$25,000
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,975,000	$25,000	$—	$—	$4,975,000	$25,000

	At December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$149,998	$3	$—	$—	$149,998	$3
Mortgage-backed securities	3,376,929	3,751	—	—	3,376,929	3,751

Total temporarily impaired securities	$3,526,927	$3,754	$—	$—	$3,526,927	$3,754

The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$555,733	$562,463	$—	$—
Due after one year through five years	24,338,822	24,688,164	—	—
Due after five years through ten years	18,754,503	19,594,827	—	—
Due after ten years	5,124,656	5,257,912	—	—

Total	$48,773,714	$50,103,366	$—	$—

(1)	At December 31, 2009, the Company held no securities classified as held to maturity.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

NOTE 5 – LOANS

Loans consist of the following:

	At December 31,
	2009	2008
Commercial	$31,909,596	$32,847,457
Real estate - mortgage	127,086,368	112,371,561
Real estate - construction	18,276,222	27,883,927
Installment and consumer	5,362,277	4,385,595

Total loans:	182,634,463	177,488,540

Allowance for loan losses	(1,773,125)	(1,652,174)
Unearned loan fees/costs	683,132	725,238

Loans net	$181,544,470	$176,561,604

Nonperforming assets were:

	At December 31,
	2009	2008
Nonaccrual loans	$935	$30,754
Accruing loans past due 90 days or more	48	9,937

Total nonperforming loans	983	40,691

Real estate owned, net	313,300	177,500

Total nonperforming assets	$314,283	$218,191

If interest on nonaccrual loans had been accrued, such interest would have approximated $5,450 and $21,502 in 2009 and 2008, respectively, none of which was recognized in income.

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31,
	2009	2008
Balance, beginning of year	$1,652,174	$1,399,875
Provision for loan losses	169,073	452,770
Loans charged-off	(96,553)	(397,818)
Recoveries	48,431	197,347

Balance, end of year	$1,773,125	$1,652,174

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

The following is a summary of information pertaining to impaired loans:

	At December 31,
	2009	2008
Impaired loans without a valuation allowance	$1,470,706	$30,754
Impaired loans with a valuation allowance	—	—

Total impaired loans:	$1,470,706	$30,754

Valuation allowance related to impaired loans	$—	$—

	Years Ended December 31,
	2009	2008
Daily average investment in impaired loans during the year	$534,814	$195,786
Interest income recognized on impaired loans	$23,315	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2009	2008
Land and improvements	$4,008,504	$3,915,500
Buildings and improvements	5,341,873	2,941,100
Leasehold improvements	1,710,267	1,710,267
Equipment, furniture and fixtures	3,203,404	3,137,027
Fixed assets not in service	15,200	2,462,485

	14,279,248	14,166,379
Less - accumulated depreciation	(2,388,255)	(2,258,335)

	$11,890,993	$11,908,044

Depreciation expense for the years ended December 31, 2009 and 2008 was $626,247 and $552,366, respectively. In 2009 and 2008, the Company incurred losses on disposal and impairment charges related to equipment of $7,588 and $69,778, respectively.

Total rent expense for the years ended December 31, 2009 and 2008 amounted to $266,908 and $353,379, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2009 were as follows:

2010	$234,598
2011	239,290
2012	244,075
2013	248,957
2014	253,936
2015-2017	634,107

$1,854,963

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following at the dates indicated:

	December 31,
	2009	2008
Money Market and NOW	$108,244,180	$106,386,474
Savings	2,652,171	2,753,441
Certificates of deposit $100,000 and over	3,089,532	4,704,899
Other time deposits	38,720,912	47,948,457

	$152,706,795	$161,793,271

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$38,941,143
2011	1,984,396
2012	458,372
2013	235,836
2014 and thereafter	190,697

$41,810,444

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Investment securities having carrying values of $3,717,818 and $6,079,726 and fair values of $3,943,615 and $6,300,249 were made available to secure retail repurchase agreements at December 31, 2009 and 2008, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2009	2008
Balance at end of year	$2,016,235	$1,246,536
Average balance during the year	$2,441,107	$1,662,391
Weighted average interest rate during the year	0.18%	1.48%
Interest expense during the year	$4,403	$24,667
Maximum month-end balance during the year	$3,626,402	$2,324,857

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2009, a credit availability for the Bank in an amount equal to 20% of the Bank’s total assets. At December 31, 2009, the Bank had a $5.0 million outstanding medium term advance that will mature on March 4, 2013. Borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, home equity lines of credit, multifamily mortgage loans, and commercial real estate loans.

	December 31,
	2009	2008
Balance at end of year	$5,000,000	$5,000,000
Average balance during the year	$7,493,288	$7,285,519
Weighted average interest rate during the year	1.82%	3.36%
Interest expense during the year	$134,271	$206,612
Maximum month-end balance during the year	$22,550,000	$23,000,000

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per common share (“EPS”) in accordance with generally accepted accounting principles related to earnings per share. EPS is calculated after giving effect to payments made and other obligations in respect of the Company’s outstanding shares of preferred stock, and the components of the Company’s EPS calculations are as follows:

	Years Ended December 31,
	2009	2008
Net income available to common stockholders (numerator, basic and diluted)	$895,500	$661,945
Weighted average shares outstanding (denominator)	2,285,074	2,278,849

Earnings per common share – basic	$0.39	$0.29

Effect of dilutive securities
Weighted average shares outstanding	2,285,074	2,278,849
Effect of stock options	10,287	15,471

Diluted average shares outstanding (denominator)	2,295,361	2,294,320

Earnings per common share – assuming dilution	$0.39	$0.29

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense on in-the-money options not yet recognized pursuant to generally accepted accounting principles for share-based payments (see Note 10 – Employee and Director Benefit Plans – Stock Compensation Plans) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings per share calculation.

Any difference in the number of shares used for basic earnings per share and diluted earnings per share for each of the two years results solely from the dilutive effect of stock options. Options on an average of 232,000 shares and 222,500 shares were not included in computing diluted earnings per share for the years ended December 31, 2009 and December 31, 2008, respectively, because the effects of the corresponding stock options were antidilutive.

Please see Note 18 below to our consolidated financial statements, “Prior Adjustments to FDIC Insurance Expense”, with respect to certain adjustments made to previously-reported EPS calculations for 2008.

NOTE 10 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Compensation Plans

Effective January 1, 2006, the Company adopted accounting guidance related to share-based payments, which requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the issuing entity’s financial statements as services are performed. The Company elected to follow the modified prospective transition method, under which compensation expense is recognized prospectively for all unvested options outstanding at January 1, 2006 and for all awards modified or granted after that date. The Company had no existing stock options that remained unvested as of January 1, 2006.

Under the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009 (“2006 Incentive Plan”), the Board of Directors may grant up to 250,000 stock options, stock appreciation rights, restricted stock and certain other equity awards, in the aggregate, to officers and nonemployee directors of the Company and the Bank. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options, and the option price of both a nonstatutory stock option and an incentive stock option will be the Fair Market Value of the Company’s common stock on the date of grant. Prior to January 28, 2009, “Fair Market Value” under the 2006 Incentive Plan was defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded. On January 28, 2009, the Board amended the definition of “Fair Market Value” to consist of the following: (i) the closing price of a share

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

of the Company’s common stock on the OTC Bulletin Board on the grant date of the applicable award, if the grant date is a trading day; or (ii) if shares of the Company’s common stock are not traded on the grant date of the applicable award, then the closing price of a share of the Company’s common stock on the OTC Bulletin Board on the next preceding date on which a trade occurred; or (iii) if (i) and (ii) are inapplicable, the fair market value as determined in good faith by the Board.

A total of 208,000 options were outstanding under the 2006 Incentive Plan at December 31, 2009. For purposes of determining the “fair value”, as prescribed by accounting guidance for share-based payments, of options granted under the 2006 Incentive Plan, the measurement date is the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

All options granted will become exercisable earlier upon a change in control (as defined in the 2006 Incentive Plan) of the Company, subject to any limitations under applicable law, including limitations affecting certain executive and senior officers as a result of the Company’s participation in the TARP Capital Purchase Program. The options may also become exercisable earlier upon the optionee’s retirement, disability or death, and in the case of an optionee who is an employee, the optionee’s termination without cause or resignation for good reason, again subject to any limitations under applicable law. No option may be exercised after ten (10) years from the date of grant.

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. There were no options granted in 2008. A total of 8,000 options were granted in 2009. In addition, in January 2009, the Board of Directors modified the exercise price of a total of 132,000 outstanding option awards held by its named executive officers (see the Company’s Form 8-K filed on February 3, 2009 for additional information regarding such option modifications). The fair value of options granted or modified during 2009 were estimated with the following assumptions:

	New Option Grants	Modified Options
Expected dividend yield	2.15%	2.15%
Expected stock price volatility	33.8%	33.8%
Risk-free interest rate	2.85%	1.44-2.14%
Expected life of options	6.5 years	3.5-4.7 years
Weighted average fair value of options granted or modified during the period	$2.51	$1.29
Incremental average fair value of options modified during the period	—	$0.55

The following table presents a summary of stock option activity during 2009 and 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2009	295,000	$14.10	—	$—
Granted	8,000	8.25	—	—
Exercised	(12,100)	6.89	—	—
Forfeited/expired	(23,900)	7.25	—	—

Outstanding at December 31, 2009	267,000	$12.02	6.1	$111

Exercisable at December 31, 2009	176,600	$11.78	5.6	$103

Outstanding at January 1, 2008	297,600	$14.08	—	—
Granted	—	—	—	—
Exercised	(600)	7.25	—	—
Forfeited/expired	(2,000)	12.12	—	—

Outstanding at December 31, 2008	295,000	$14.10	6.3	$92

Exercisable at December 31, 2008	184,600	$13.25	5.2	$92

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the applicable year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008, as applicable. The value changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2009 and December 31, 2008 was $42,635 and $2,850, respectively. Cash received from option exercises during 2009 and 2008 was $83,325 and $4,350, respectively. The total fair value of shares vested for the same periods was $97,344 and $162,056, respectively.

The amount charged against income, before income tax benefit of $60,899, in relation to the stock-based payment arrangement was $216,642 for the year ended December 31, 2009. The amount charged against income, before income tax benefit of $14,475, in relation to the stock-based payment arrangement was $155,279 for the year ended December 31, 2008. At December 31, 2009, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $230,413 and is currently expected to be recognized over a weighted average period of 1.0 years as follows:

For the year ended December 31:	Stock-Based Compensation Expense
(in thousands)
2010	$145
2011	70
2012	11
2013	4

Total	$230

Stock option awards granted under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan, such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability and, if the optionee is an employee of the Company, resignation for good reason or termination without cause, subject to any limitations under applicable law, including limitations affecting certain executive and senior officers as a result of the Company’s participation in the TARP Capital Purchase Program. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above and unamortized stock-based compensation expense recognized at that time.

Deferred Compensation Plan; Supplemental Executive Retirement Plan

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. Effective September 23, 2009, the Company and Michael S. Ives, President and Chief Executive Officer of the Company, entered into a Supplemental Executive Retirement Plan that provides for an immediately accrued retirement benefit of $25,000 for Mr. Ives (“SERP”); under the SERP, Mr. Ives will be paid $25,000 each year for ten years, in equal monthly installments (i.e., $2,083.33), in accordance with the terms and on the schedule set forth in the SERP. The Company’s policy is to accrue the present value of estimated amounts to be paid under the applicable agreements over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2009 and 2008, other liabilities included $751,348 and $669,222, respectively, related to these plans. Compensation expense related to these plans was $149,655 and $29,692 for the years ended December 31, 2009 and 2008, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock of the Company.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2009 and 2008, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2009 and 2008, the ESOP owned 13,385 and 10,271 shares, respectively, of common stock of the Company. There were no stock purchases by the ESOP for the years ended December 31, 2009 or 2008. No shares were distributed from the ESOP to terminated employees during either year. At December 31, 2009 and 2008, the fair market value of the total shares held by the ESOP totaled $127,158 and $82,168, respectively. During 2009, certain ESOP participants returned a total of 3,114 shares of common stock to the Company to correct inadvertent over-distributions of ESOP shares from the plan.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a 401(k) Retirement Program (the “401(k)”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $78,964 and $95,657 for 401(k) matching contributions during the years ended December 31, 2009 and December 31, 2008, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

At December 31, 2009 and 2008, the Company had other real estate owned in the amount of $313,300 and $177,500, respectively.

NOTE 12 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31,
	2009	2008
Credit card interchange fees	$32,556	$37,312
ATM transaction fees	126,903	123,584
Merchant discount fees	36,142	50,268
Other	88,030	97,179

Total other noninterest income	$283,631	$308,343

The components of other noninterest expense are as follows:

	Years Ended December 31,
	2009	2008
ATM expense	$106,627	$108,444
Expenses related to other real estate owned	38,322	—
Postage	67,561	74,678
Courier	32,154	262,802
Service bureau	60,798	93,934
Corporate insurance	53,455	46,717
Travel	26,450	28,157
Shareholder expense	52,992	45,036
Seminars and education	17,113	15,960
Loan servicing	18,464	20,779
Other miscellaneous	144,970	204,940

Total other noninterest expense	$618,906	$901,447

NOTE 13 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31,
	2009	2008
Federal income tax expense/(benefit)-current	$589,980	$388,550
Deferred federal income tax expense/(benefit)	(48,735)	(11,405)

Income tax expense	$541,245	$377,145

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31,
	2009	2008
Federal income tax expense - at 34% statutory rate	$542,454	$353,290
Effect of tax-exempt interest	(4,190)	(19,689)
Effect of life insurance proceeds, premiums, and increases in value, net	(15,790)	(4,458)
Effect of incentive stock options	12,760	37,805
Other	6,011	10,197

Income tax expense	$541,245	$377,145

A cumulative net deferred tax asset is included in other assets at December 31, 2009 and 2008. The components of the asset are as follows:

	At December 31,
	2009	2008
Deferred Tax Assets

Deferred compensation	$255,458	$227,536
Allowance for loan losses	532,118	490,994
Non-qualifying options	107,261	46,363
Investment in partnerships	16,610	12,530
Other	7,352	7,182

Total Deferred Tax Assets	918,799	784,605

Deferred Tax Liabilities

Deferred loan costs, net	232,265	246,581
Net appreciation on available-for-sale securities	452,082	330,610
Depreciation on premises and equipment	233,465	133,689
Other	645	646

Total Deferred Tax Liabilities	918,457	711,526

Net Deferred Tax Assets	$342	$73,079

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank is set forth in the following table:

	2009	2008
Balance, January 1	$16,835,672	$12,788,685
Originations	3,152,718	7,617,776
Repayments	(3,297,452)	(3,570,789)
Other*	840,781	—

Balance, December 31	$17,531,719	$16,835,672

*	The “Other” balance above represents the net difference in related party loans in respect of directors who retired and were elected in 2009, as applicable.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to such related parties amounted to $3,800,282 and $4,319,009 at December 31, 2009 and 2008, respectively.

The Company maintains a key man life insurance policy on its Chief Executive Officer in the amount of $2 million. The policy has no cash surrender value and the Company is the sole beneficiary.

NOTE 15 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

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

Loan commitments are agreements to extend credit to a customer so long as there are no violations of the applicable contract terms prior to the funding. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Because certain of the commitments are expected to be withdrawn or expire unused, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are written unconditional commitments to guarantee the performance of a Bank customer to a third party.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008 are set forth in the following table:

	2009	2008
Commitments to extend credit	$37,159,388	$42,365,456
Standby letters of credit	1,797,060	2,155,080
Commitments to sell loans	—	—

	$38,956,448	$44,520,536

As of December 31, 2009, the Company had $13.2 million in deposits in financial institutions in excess of amounts insured by the FDIC.

NOTE 16 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements may result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2009, the Company and the Bank meet all capital adequacy requirements to which they are subject; further, the Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the table below. At December 31, 2009, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 18.36%, 17.50% and 13.06%, respectively, all in excess of the minimum requirements. There are no conditions or events that management believes have changed the Bank’s categorization.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2009 and 2008 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$37,674	18.36%	$16,416	8.0%	N/A	N/A
Bank	$34,785	16.99%	$16,382	8.0%	$20,477	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,901	17.50%	$8,208	4.0%	N/A	N/A
Bank	$33,012	16.12%	$8,191	4.0%	$12,286	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,901	13.06%	$10,999	4.0%	N/A	N/A
Bank	$33,012	12.08%	$10,927	4.0%	$13,659	5.0%

At December 31, 2008

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$26,817	13.41%	$15,997	8.0%	N/A	N/A
Bank	$26,346	13.18%	$15,995	8.0%	$19,993	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$25,165	12.59%	$7,998	4.0%	N/A	N/A
Bank	$24,694	12.35%	$7,997	4.0%	$11,996	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$25,165	10.11%	$9,956	4.0%	N/A	N/A
Bank	$24,694	9.92%	$9,955	4.0%	$12,444	5.0%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10.0% of the Bank’s stockholders’ equity.

NOTE 17 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summary presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments presented below. Because there is no readily available active market for a portion of the Company’s financial instruments, fair values of some financial instruments are based on estimates using present value and other valuation techniques. Much of the information used to determine fair value is highly subjective in nature and therefore the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Accordingly, the amounts that will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different from the estimated fair value.

Cash, Due From Banks and Federal Funds Sold

For cash due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities

Fair values of investment securities are based on quoted market prices, where available. For unquoted securities, the fair value is estimated by the Company on the basis of available financial and other information. Securities available for sale are recorded at fair value.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

Loans

The fair value of loans is estimated by discounting the future estimated scheduled cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and significant core deposit relationships. The fair value of loans does not include the value of the customer relationship or the right to fees generated by the account.

Accrued Interest Receivables

The carrying amount of accrued interest receivables approximates fair value.

Stock in Federal Reserve Bank and Federal Home Loan Bank

The carrying value for FRB stock and FHLB stock approximates fair value.

Bank-Owned Life Insurance

The carrying value of bank-owned life insurance approximates fair value, as this investment is carried at cash surrender value.

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate.

Deposit Liabilities

The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates offered for deposits of similar remaining maturities. Weighted average rates paid and posted rates were used for December 2009 and 2008.

The fair value of deposits with no stated maturities (which includes demand deposits, savings accounts and money market deposits) is the amount payable on demand at the reporting date. Deposit liabilities with no stated maturity are reported at the amount payable on demand without regard for the inherent funding value of these instruments. The Company believes that significant value exists in this funding source. The fair value of deposits does not include the value of the customer relationship or the rights to fees generated by the account.

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

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

The carrying amounts and fair value of the Company’s financial instruments at December 31, 2009 and 2008 are presented in the following table.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$23,272	$23,272	$5,304	$5,304
Federal funds sold	2,668	2,668	8,114	8,114
Securities available for sale	50,103	50,103	60,743	60,743
Loans held for investment	181,544	182,340	176,562	178,458
Accrued interest receivable	746	746	735	735
Stock in FRB and FHLB	2,062	2,062	946	946
Bank-owned life insurance	553	553	619	619
Other real estate owned	313	313	178	178

Financial liabilities:
Deposits	229,136	229,214	215,782	216,150
Federal Home Loan Bank advance	5,000	5,053	5,000	5,140
Other borrowing and securities sold under agreements to repurchase	2,016	2,016	1,248	1,248
Accrued interest payable	118	118	237	237

Fair Value Hierarchy

“Fair Value Measurements and Disclosures” establishes three levels of inputs that may be used to measure fair value:

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

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans that are deemed to be impaired are valued according to guidance related to receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs.

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$50,103	$—	$50,103	$—

Total Assets at Fair Value	$50,103	$—	$50,103	$—

Assets Recorded at Fair Value on a Non-Recurring Basis
December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$313	$—	$313	$—

Total Assets at Fair Value	$313	$—	$313	$—

NOTE 18 – PRIOR PERIOD ADJUSTMENTS TO FDIC INSURANCE EXPENSE

The audited consolidated financial statements and accompanying information contained in this Form 10-K reflect the impact of corrections to FDIC insurance expense related to certain prior periods. Specifically, as a result of such corrections, retained earnings at December 31, 2008 and 2007 decreased by $47,390 and $21,146, respectively, compared to the originally-reported amount. Further, net income for the fiscal year ended December 31, 2008 decreased by $26,244, from $688,189, as originally reported, to $661,945 (earnings were $0.29 per diluted share after the correction, compared to $0.30 per diluted share as originally reported). Corrections were made in accordance with the guidance in SEC Staff Accounting Bulletin No. 108.

NOTE 19 – TARP CAPITAL PURCHASE PROGRAM

On September 25, 2009, as part of the Capital Purchase Program established under the Troubled Asset Relief Program, the Company and the U.S. Department of the Treasury (“Treasury”) entered into a Letter Agreement and a Securities Purchase Agreement – Standard Terms attached thereto, (collectively, the “Securities Purchase Agreement”), as amended by a side letter agreement, pursuant to which the Company issued and sold, and the Treasury purchased for an aggregate purchase price of $10,103,000 in cash, (i) 10,103 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (“Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase up to 303.00303 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (“Series B Preferred Shares”), at an exercise price of $0.01 per share. The Warrant was exercised on a cashless basis by the Treasury immediately following the closing of the transaction, resulting in the issuance to the Treasury of 303 Series B Preferred Shares.

The Series A Preferred Shares qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Shares will pay cumulative dividends at a rate of 9% per annum. Dividends are payable on both the Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) quarterly and are payable on February 15, May 15, August 15 and November 15 of each year.

The Preferred Shares are not convertible into any other securities and generally are non-voting. The Preferred Shares have no maturity date and rank senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

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

NOTE 20 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31,
Condensed Balance Sheets	2009	2008

Assets

Cash and interest-bearing deposits in other banks	$2,382,602	$44,715
Investment in subsidiary bank	33,889,837	25,367,172
Other assets	610,840	454,286

Total Assets	$36,883,279	$25,866,173

Liabilities and Stockholders’ Equity

Other liabilities	$104,844	$27,613

Total Liabilities	$104,844	$27,613

Preferred stock, net of discount of $288,812	10,117,188	—
Common stock	11,456,760	11,396,260
Additional paid-in capital	6,472,893	6,329,854
Retained earnings	7,854,024	7,438,911
Accumulated other comprehensive income	877,570	673,535

Stockholders’ equity	$36,778,435	$25,838,560

Total Liabilities and Stockholders’ Equity	$36,883,279	$25,866,173

	Years Ended December 31,
Condensed Statements of Income	2009	2008
Dividends from subsidiary bank	$1,684,601	$410,193
Equity in undistributed net income of subsidiaries	(460,012)	368,689
Interest income	5,930	—
Other expenses	(267,929)	(177,178)

Income before income taxes	962,590	601,704
Income tax benefit	89,076	60,241

Net income	$1,051,666	$661,945

Preferred stock dividends and accretion of discount	(156,166)	—

Net income available to common stockholders	$895,500	$661,945

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Pursuant to federal regulations, dividends are generally restricted to net profits, as defined, for the current year plus retained net profits for the previous two years. The maximum amount available for transfer from the Bank to the Company in the form of loans and advances is 10.0% of the Bank’s stockholders’ equity.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009 AND 2008

	Years Ended December 31,
Heritage Bankshares, Inc. Statements of Cash Flows	2009	2008

Cash flows from operating activities

Net income	$1,051,666	$661,945
Add (deduct) items not affecting cash during the year
Stock-based compensation	216,642	155,279
Undistributed net income of subsidiaries	460,012	(368,689)
Exercise of stock options tax benefit	14,496	969
Changes in assets/liabilities, net
(Increase) decrease in other assets	(373,196)	39,877
Increase (decrease) in other liabilities	77,231	(29,967)

Net cash provided by operating activities	1,446,851	459,414

Cash flows from investing activities
Investment in wholly-owned bank subsidiary	(8,562,000)	—

Net cash used for investing activities	(8,562,000)	—

Cash flows from financing activities
Proceeds from exercise of stock options	83,325	4,350
Proceeds from sale of perpetual preferred stock	9,992,076	—
Cash dividends paid	(622,365)	(546,912)

Net cash provided by (used for) financing activities	9,453,036	(542,562)

Increase (decrease) in cash and cash equivalents	2,337,887	(83,148)

Cash and cash equivalents at beginning of year	44,715	127,863

Cash and cash equivalents at end of year	$2,382,602	$44,715

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

Explanatory Note

The Company will file a definitive proxy statement for its 2010 Annual Meeting of Shareholders pursuant to Regulation 14A (the “2010 Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (i.e., by April 30, 2010); accordingly, certain information that is required under Part III of this annual report on Form 10-K is omitted from this report and will be included in the 2010 Proxy Statement and is incorporated herein by reference to the 2010 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors, Executive Officers and Corporate Governance, as well as any other information required by this Item 10, shall be included in the 2010 Proxy Statement and is hereby incorporated herein by reference.

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

A copy of the Company’s Code of Ethics may be obtained by any person, without charge, by accessing the Company’s web site at: http://www.heritagebankva.com/ethics.asp.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by this Item 11 shall be included in the 2010 Proxy Statement and is hereby incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 shall be included in the 2010 Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning Certain Relationships and Related Transactions, and Director Independence, required by this Item 13 shall be included in the 2010 Proxy Statement and is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services required by this Item 14 shall be included in the 2010 Proxy Statement and is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The financial statements for the Company are included under Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules. All financial statement schedules required under Regulation S-X are omitted because they are inapplicable or because the required information is shown in the financial statements or the notes thereto.

(a) (3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-K for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 11, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 10-K filed on June 9, 2006.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

Exhibit No.	Description

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.15	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 29, 2009.)

*10.19	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on March 5, 2009.)

*10.20	Amended Employment Agreement of Sharon Curling Lessard. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2009.)

*10.21	Amended Employment Agreement of Leigh C. Keogh. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2009.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.24	American Recovery and Reinvestment Act Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver for Certain Employees. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement for Certain Employees. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.31	Amendment to Employment Agreement of Michael S. Ives dated December 22, 2009.**

*10.32	Amendment to Employment Agreement of John O. Guthrie dated December 21, 2009.**

*10.33	Amendment to Employment Agreement of Sharon Curling Lessard dated December 21, 2009.**

Exhibit No.	Description

*10.34	Amendment to Employment Agreement of Leigh C. Keogh dated December 21, 2009.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Elliott Davis LLC.**

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.**

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.**

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: March 26, 2010	/S/ MICHAEL S. IVES
Michael S. Ives,
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael S. Ives and John O. Guthrie, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2010	/S/ MICHAEL S. IVES
Michael S. Ives,
President and Chief Executive Officer
(Principal Executive Officer) and Director

March 26, 2010	/S/ JOHN O. GUTHRIE
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 26, 2010	/S/ PETER M. MEREDITH, JR.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

March 26, 2010	/S/ STEPHEN A. JOHNSEN
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

March 26, 2010	/S/ LISA F. CHANDLER
Lisa F. Chandler,
Director

March 26, 2010	/S/ JAMES A. CUMMINGS
James A. Cummings,
Director

March 26, 2010	/S/ WENDELL C. FRANKLIN
Wendell C. Franklin,
Director

March 26, 2010	/S/ F. DUDLEY FULTON
F. Dudley Fulton,
Director

March 26, 2010	/S/ THOMAS G. JOHNSON, III
Thomas G. Johnson, III,
Director

March 26, 2010	/S/ DAVID L. KAUFMAN
David L. Kaufman,
Director

March 26, 2010	/S/ CHARLES R. MALBON, JR.
Charles R. Malbon, Jr.,
Director

March 26, 2010	/S/ L. ALLAN PARROTT
L. Allan Parrott,
Director

March 26, 2010	/S/ DONALD E. PERRY
Donald E. Perry,
Director

March 26, 2010	/S/ ROSS C. REEVES
Ross C. Reeves,
Director

March 26, 2010	/S/ HARVEY W. ROBERTS, III
Harvey W. Roberts, III,
Director

March 26, 2010	/S/ BARBARA ZOBY
Barbara Zoby,
Director