Form 10-Q
period 2010-03-31
HERITAGE BANKSHARES INC /VA
filed 2010-05-13
CIK 719731

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

A total of 2,298,652 shares of the registrant’s common stock were outstanding as of April 30, 2010.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
	(in thousands, except per share data)
ASSETS

Cash and due from banks	$4,156	$4,598
Interest-bearing deposits in other banks	32,920	18,674
Federal funds sold	2,050	2,668

Total cash and cash equivalents	39,126	25,940
Securities available for sale, at fair value	33,882	50,103
Loans, net of allowance for loan losses of $1,750 and $1,773, respectively	178,455	181,544
Accrued interest receivable	600	747
Stock in Federal Reserve Bank, at cost	587	586
Stock in Federal Home Loan Bank of Atlanta, at cost	1,476	1,476
Premises and equipment, net	11,774	11,891
Other real estate owned	160	313
Other assets	2,051	1,954

Total assets	$268,111	$274,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities

Deposits
Noninterest-bearing	$78,707	$76,429
Interest-bearing	140,349	152,707

Total deposits	219,056	229,136

Federal Home Loan Bank Advances	5,000	5,000
Securities sold under agreements to repurchase	5,389	2,016
Accrued interest payable	135	119
Other liabilities	1,726	1,505

Total liabilities	231,306	237,776

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 10,103 shares issued and outstanding at both March 31, 2010 and December 31, 2009	10,103	10,103
Fixed rate cumulative perpetual preferred stock, Series B, 303 shares issued and outstanding at both March 31, 2010 and December 31, 2009	303	303
Common stock, $5 par value – 6,000,000 shares authorized; 2,298,652 and 2,291,352 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	11,493	11,457
Additional paid-in capital	6,527	6,473
Retained earnings	7,931	7,854
Discount on preferred stock	(275)	(289)
Accumulated other comprehensive income, net	723	877

Total stockholders’ equity	36,805	36,778

Total liabilities and stockholders’ equity	$268,111	$274,554

See accompanying notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2010	2009
	(in thousands, except per share data)
Interest and dividend income
Loans and fees on loans	$2,299	$2,209
Taxable investment securities	400	566
Dividends on FRB and FHLB stock	9	5
Interest on federal funds sold	—	1
Other interest income	36	10

Total interest income	2,744	2,791

Interest expense
Deposits	355	602
Borrowings	34	39

Total interest expense	389	641

Net interest income	2,355	2,150
Provision for loan losses	—	55

Net interest income after provision for loan losses	2,355	2,095

Noninterest income
Service charges on deposit accounts	117	92
Late charges and other fees on loans	15	12
Gain on sale of investment securities	254	—
Other	68	57

Total noninterest income	454	161

Noninterest expense
Compensation	1,228	1,049
Data processing	137	127
Occupancy	194	219
Furniture and equipment	150	160
Taxes and licenses	86	67
Professional fees	106	127
FDIC assessment	78	80
Recruiting	34	1
Marketing	31	28
Telephone	23	29
Stationery and supplies	15	22
Loss on sale of other real estate owned	33	—
Other	131	150

Total noninterest expense	2,246	2,059

Income before provision for income taxes	563	197
Provision for income taxes	202	46

Net income	$361	$151
Preferred stock dividends and accretion of discount	(146)	—

Net income available to common stockholders	$215	$151

Earnings per common share
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Dividends per common share	$0.06	$0.06

Weighted average shares outstanding - basic	2,291,800	2,279,252
Effect of dilutive stock options	7,187	10,442

Weighted average shares outstanding - assuming dilution	2,298,987	2,289,694

See accompanying notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$361	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	—	55
Amortization of loan yield adjustments, net	82	104
Depreciation, amortization and accretion, net	199	227
Stock based compensation	36	85
Deferred compensation	10	9
Exercise of stock options tax benefit	13	—
Net (gains) losses on:
Sale of securities	(254)	—
Sale, disposal or impairment of property, plant and equipment	—	4
Impairment of real estate owned	33	—
Changes in assets/liabilities, net:
Decrease(increase) in interest receivable and other assets	130	(63)
Increase in interest payable and other liabilities	224	78

Net cash provided by operating activities	834	650

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	9,362	4,294
Purchases of securities available for sale	—	(21,064)
Proceeds from sales of securities available for sale	6,837	—
Proceeds from sale of other real estate owned	120	—
Net (increase)decrease in loans held for investment	3,007	(319)
Purchases of FHLB stock and FRB stock	(1)	(1,738)
Redemption of FHLB stock and FRB stock	—	866
Purchases of premises and equipment	(37)	(468)
Proceeds from sales of premises and equipment	—	5

Net cash provided by (used for) investing activities	19,288	(18,424)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	—
Net increase(decrease) in deposits	(10,080)	980
Proceeds from Federal Home Loan Bank advances	34,050	83,550
Repayments of Federal Home Loan Bank advances	(34,050)	(66,000)
Net increase in securities sold under agreements to repurchase	3,373	1,670
Net decrease in federal funds purchased	—	(1)
Cash dividends paid	(271)	(136)

Net cash provided by (used for) financing activities	(6,936)	20,063

Increase in cash and cash equivalents	13,186	2,289

Cash and cash equivalents, beginning of period	25,940	13,418

Cash and cash equivalents, end of period	$39,126	$15,707

Supplemental disclosure:
Interest paid	$372	$670
Income taxes paid	$233	$—

See accompanying notes to financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with and with reference to the audited consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

For loans without an individual measure of impairment, the Bank makes estimates of losses for groups of loans as required by generally accepted accounting principles related to contingencies. As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans. The Bank then considers the impact of various bank, industry, economic and other environmental factors and documents, which are further used in the analysis.

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

Deferral of Loan Fees and Direct Loan Origination Costs. Generally accepted accounting principles relating to accounts receivable require that loan fees and direct loan origination costs be deferred and recognized as an adjustment to the loan’s yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the Company utilizes estimates to determine the amount of deferred direct origination costs, especially payroll costs, that are attributable to the loan origination process. Management’s estimates of the amount of costs associated with successful loan origination activities are reviewed and updated annually.

Accounting for Income Taxes. The determination of the Company’s effective tax rate requires judgment. In the ordinary course of business, there are transactions and calculations for which the ultimate tax outcomes are uncertain. In addition, the Company’s tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, there can be no assurance that the final tax outcome will not be materially different than that which is reflected in the income tax provision and accrual.

Subsequent Events. In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in these financial statements through the date the financial statements were issued.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity to date during 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2010	267,000	$12.02	—	—
Granted	—	—	—	—
Exercised	7,300	5.69	—	—
Forfeited/expired	—	—	—	—

Outstanding at March 31, 2010	259,700	$12.20	6.0	$111

Exercisable at March 31, 2010	187,300	$11.95	5.7	$96

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $39,121, and cash received from exercises of options during the first three months of 2010 was $41,529. There were no options exercised during the three months ended March 31, 2009.

The amount charged against income, before income tax benefit of $3,000, in relation to the stock-based payment arrangement was $35,894 for the three months ended March 31, 2010. The amount charged against income, before income tax benefit of $51,683, in relation to the stock-based payment arrangement was $85,237 for the three months ended March 31, 2009. At March 31, 2010, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $194,520 and is currently expected to be recognized over a weighted average period of 0.9 years as follows:

Stock-Based Compensation Expense
(in thousands)
At March 31, 2010:
2010	$110
2011	70
2012	11
2013	4

Total	$195

Note 3 – Other Comprehensive Income

The components of the Company’s other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Unrealized holding gains on available-for-sale securities	$(234)	$122
Tax effect	80	(41)

Net of tax amount	$(154)	$81

Note 4 – Earnings Per Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share data)
Net income available to common stockholders (numerator, basic and diluted)	$215	$151
Weighted average shares outstanding (denominator)	2,291,800	2,279,252

Earnings per common share – basic	$0.09	$0.07

Effect of dilutive securities

Weighted average shares outstanding during the period	2,291,800	2,279,252
Effect of dilutive stock options	7,187	10,442

Weighted diluted average shares outstanding (denominator) during the period	2,298,987	2,289,694

Earnings per common share – assuming dilution	$0.09	$0.07

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$37,076	$37,076	$23,272	$23,272
Federal funds sold	2,050	2,050	2,668	2,668
Securities available for sale	33,882	33,882	50,103	50,103
Loans held for investment, net	178,455	179,096	181,544	182,340
Accrued interest receivable	600	600	746	746
Stock in FRB and FHLB	2,063	2,063	2,062	2,062
Bank-owned life insurance	566	566	553	553
Other real estate owned	160	160	313	313
Other financial assets	24	24	—	—

Financial liabilities:
Deposits	219,056	219,148	229,136	229,214
Federal Home Loan Bank advance	5,000	5,092	5,000	5,053
Securities sold under agreements to repurchase	5,389	5,389	2,016	2,016
Accrued interest payable	135	135	119	119

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

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans which are deemed to be impaired are valued in accordance with guidance related to receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3.

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

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

March 31, 2010
in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
Mortgage-backed securities	$33,882	$—	$33,882	$—

Total Assets at Fair Value	$33,882	$—	$33,882	$—

There were no liabilities recorded at fair value on a recurring basis.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

March 31, 2010
in thousands	Total	Level 1	Level 2	Level 3
Loans (consumer)	$14	$—	$14	$—
Other real estate owned	$160	—	$160	—

Total Assets at Fair Value	$174	$—	$174	$—

There were no liabilities recorded at fair value on a non-recurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

December 31, 2009
in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
U.S. government sponsored enterprises	$4,975	$—	$4,975	$—
Mortgage-backed securities	45,128	—	45,128	—

Total Assets at Fair Value	$50,103	$—	$50,103	$—

There were no liabilities recorded at fair value on a recurring basis.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

December 31, 2009
in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	313	—	313	—

Total Assets at Fair Value	$313	$—	$313	$—

There were no liabilities recorded at fair value on a non-recurring basis.

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At March 31, 2010

Securities available for sale

U.S. government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	32,787	1,095	—	33,882

Total securities available for sale	$32,787	$1,095	$—	$33,882

Total securities (1)	$32,787	$1,095	$—	$33,882

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2009

Securities available for sale

U.S. government sponsored enterprises	$5,000	$—	$25	$4,975
Mortgage-backed securities	43,774	1,354	—	45,128

Total securities available for sale	$48,774	$1,354	$25	$50,103

Total securities (1)	$48,774	$1,354	$25	$50,103

(1)	At March 31, 2010 and at December 31, 2009, the Company held no securities classified as held to maturity.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and at December 31, 2009. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the period. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

At March 31, 2010
	Less Than 12 Months		12 Months or More		Total
(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

	At December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$4,975	$25	$—	$—	$4,975	$25
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,975	$25	$—	$—	$4,975	$25

The amortized cost and fair value of investment securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity (1)
	(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$468	$472	$—	$—
Due after one year through five years	17,236	17,596	—	—
Due after five years through ten years	10,463	11,054	—	—
Due after ten years	4,620	4,760	—	—

Total	$32,787	$33,882	$—	$—

(1)	At March 31, 2010, the Company held no securities classified as held to maturity.

Note 7 – Prior Period Adjustments to FDIC Assessment Expense

The unaudited financial statements and accompanying information contained in this Form 10-Q reflect the impact of corrections to FDIC assessment expense related to prior periods. Specifically, as a result of such corrections to prior-period FDIC assessment expense, retained earnings at March 31, 2009 decreased by $77,438 compared to the originally-reported amount. Further, net income for the three months ended March 31, 2009 decreased by $30,048, from $181,000, as originally reported, to $151,000 (earnings decreased from $0.08 per diluted share to $0.07 per diluted share after the correction). Corrections were made in accordance with the guidance in SEC Staff Accounting Bulletin No. 108.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential”, among others, though these words are not the exclusive means of identifying such forward-looking statements. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 26, 2010.

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products and services;

•	actions taken by our competitors;

•	changes in prevailing interest rates;

•	changes in delinquencies and defaults by our borrowers;

•	changes in loan quality and performance;

•	changes in FDIC insurance assessments;

•	legislative or regulatory changes or actions that affect our business;

•	our ability to achieve financial goals and strategic plans;

•	our participation in the TARP Capital Purchase Program;

•	litigation; and

•	credit and other risks of lending activities.

As a result, we cannot assure you that our future results of operations, financial condition or other matters will be consistent with those expressed or implied in any forward-looking statements. You should not place undue reliance on these forward-looking statements, as they all are based only on information available at this time, and we assume no obligation to update any of these statements.

Financial Condition of the Company at March 31, 2010

Total Assets. The Company’s total assets decreased by $2.0 million, or 0.7%, from $270.1 million at March 31, 2009 to $268.1 million at March 31, 2010. The decrease in assets resulted primarily from a $4.4 million, or 5.7%, decrease in liquid assets, comprised of cash and cash equivalents and investment securities available for sale, which was partially offset by an increase of $1.8 million, or 1.0%, in the ending balance of loans held for investment. Total assets decreased by $6.5 million or 2.3% from $274.6 million at December 31, 2009, attributable to a decrease in both liquid assets and loan balances.

Liquid Assets. Cash and cash equivalents and investment securities available for sale were $73.0 million at March 31, 2010, compared to $77.4 million at March 31, 2009, a decrease of $4.4 million. Cash and cash equivalents increased by $23.4 million, from $15.7 million at March 31, 2009 to $39.1 million at March 31, 2010. This increase is largely attributable to receipt of TARP funds of $10.1 million in September 2009 and to the amortization, prepayment, and sale of investment securities (investment securities available for sale decreased by $27.8 million, from $61.7 million to $33.9 million, over the comparable quarters), offset by the elimination of overnight FHLB borrowings. The net increase in cash has been maintained on a short term basis in interest-bearing deposits in other banks in anticipation of loan growth. Liquid assets decreased by $3.0 million, or 4.0%, at March 31, 2010, compared to $76.0 million at December 31, 2009.

Loans. Loans held for investment, net, were $178.5 million at March 31, 2010, which represents an increase of $1.8 million, or 1.0%, from the loan balance of $176.7 million at March 31, 2009. Compared to the balances at December 31, 2009 of $181.5 million, net loan balances decreased by $3.1 million, or 1.7%, at March 31, 2010.

Asset Quality. The Company’s total nonperforming assets increased to $312,000, or 0.12% of assets, at March 31, 2010, compared to $202,000, or 0.07% of assets, at March 31, 2009, attributable to an increase in the balance of nonaccrual loans. Nonperforming assets at December 31, 2009 were $314,000, or 0.11% of assets.

Deposits. At March 31, 2010, increases in noninterest-bearing deposits of $19.7 million more than offset decreases in interest-bearing deposits of $17.4 million compared to March 31, 2009, for a net increase in total deposits of $2.3 million, or 1.1%, from $216.8 million at March 31, 2009 to $219.1 million at March 31, 2010. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $4.4 million, or 2.7%, from $163.3 million at March 31, 2009 to $167.7 million at March 31, 2010. Certificates of deposit decreased by $2.1 million between the comparable three-month periods. Total deposits at March 31, 2010 decreased by $10.1 million, or 4.4%, from $229.1 million at December 31, 2009 attributable to a $19.6 million decrease in core deposits, partially offset by a $9.5 million increase in certificates of deposit balance. This decrease in core deposits during the first quarter of 2010 represented our normal seasonal shifts in deposit balances and the departure of funds temporarily on deposit at the Bank.

Average total deposits increased by $1.2 million, or 0.6%, from $216.1 million during the three months ended March 31, 2009 to $217.3 million during the three months ended March 31, 2010. Average core deposits increased by $6.1 million between the comparable quarters, partially offset by a $4.9 million decrease in certificates of deposit. In addition, the mix of noninterest-bearing deposits to total deposits increased from 26.6% to 32.7% between the first quarters of 2009 and 2010, thereby contributing to the improvement in our net interest spread and net interest margin of 28 basis points and 22 basis points, respectively.

Borrowed Funds. Borrowed funds decreased by $15.1 million, from $25.5 million at March 31, 2009 to $10.4 million at March 31, 2010. Increases in liquid assets between March 31, 2009 and March 31, 2010 were utilized to reduce FHLB overnight advances to zero, leaving only a $5.0 million FHLB medium term advance and $5.4 million in securities sold under agreements to repurchase with deposit clients of the Bank. By comparison, at March 31, 2009, borrowed funds were comprised of $17.6 million in FHLB overnight advances, $5.0 million in a medium term FHLB advance, and $2.9 million in securities sold under agreements to repurchase. Borrowed funds at March 31, 2010 increased $3.4 million when compared to the balance at December 31, 2009 attributable to an increase in securities sold under agreements to repurchase.

Capital. Stockholders’ equity increased by $10.8 million, or 41.5%, from $26.0 million at March 31, 2009 to $36.8 million at March 31, 2010. Stockholders’ equity increased primarily as a result of an infusion of $10.1 million in TARP funding and a $478,000 increase in retained earnings related to 2009 earnings. Stockholders’ equity remained unchanged from $36.8 million at December 31, 2009.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets at the dates indicated were:

	At March 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$152	$16
Accruing loans past due 90 days or more	—	8

Total nonperforming loans	152	24

Restructured loans	—	—
Other real estate owned, net	160	178

Total nonperforming assets	$312	$202

The following presents a summary of activity in the allowance for loan losses account for the applicable periods:

	At March 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$1,773	$1,652
Provision for loan losses	—	55
Loans charged-off	(24)	(8)
Recoveries	1	10

Balance, end of period	$1,750	$1,709

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Overview. The Company’s pretax income was $563,000 for the first quarter of 2010, compared to a pretax income of $197,000 for the first quarter of 2009, an increase of $366,000. Compared to the first quarter of 2009, net interest income increased by $205,000, provision for loan losses decreased by $55,000, noninterest income increased by $293,000, and noninterest expense increased by $187,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $205,000 to $2.4 million in the first quarter of 2010 compared to $2.2 million in the first quarter of 2009. This increase in net interest income was primarily attributable to a decrease in average interest-bearing liabilities of $15.3 million, augmented by an increase in average interest-earning assets of $8.1 million, between the first quarter of 2009 and the first quarter of 2010; these quarter over quarter changes resulted in a net interest spread increase of 28 basis points, from 3.19% for the three months ended March 31, 2009 to 3.47% for the three months ended March 31, 2010.

Additionally, net interest margin increased by 22 basis points, from 3.63% in the first quarter of 2009 to 3.85% in the first quarter of 2010. This increase was driven primarily by a $12.3 million decrease in average interest-bearing deposits, augmented by a $13.6 million increase in average non-interest bearing deposits.

Provision for Loan Losses. There was no provision for loan losses in the first quarter of 2010, compared to a provision of $55,000 in the first quarter of 2009. In the first quarter of 2010 there were net charge-offs of $23,000, compared to net recoveries of $2,000 in the first quarter of 2009. The balance of nonperforming loans at March 31, 2010 was $152,000, of which $99,000 has now been collected during the month of April.

Noninterest Income. Total noninterest income increased by $293,000, from $161,000 in the first quarter of 2009 to $454,000 in the first quarter of 2010, largely attributable to a $254,000 gain on the sale of investment securities. These securities were sold in anticipation of loan growth.

Noninterest Expense. Total noninterest expense increased by $187,000, from $2.0 million in the first quarter of 2009 to $2.2 million in the first quarter of 2010. This increase in noninterest expense was driven primarily by a $179,000 increase in compensation expense.

A number of factors have contributed to the increase in compensation expense. The first quarter of 2010 includes $72,000 of expense related primarily to annual salary increases. Further, the portion of compensation expense that we are required to defer under generally accepted accounting principles was $34,000 less than the first quarter of last year. Finally, accruals for vacation earned but not taken increased by $96,000, mostly as a result of overall salary increases. Offsetting these increases to some extent was a $49,000 decrease in expense for stock based compensation, as a result of non-recurring expenses from the repricing of certain options held by executive officers that was completed in the first quarter of 2009.

Income Taxes. The Company’s income tax expense for the first quarter of 2010 was $202,000, which represented an effective tax rate of 35.9%, compared to income tax expense of $46,000 for the first quarter of 2009, which represented an effective tax rate of 23.3%. The lower effective tax rate for the first quarter of 2009 was primarily attributable to a $48,000 tax benefit resulting from an increase in nonqualified stock options related to certain stock options that were repriced in the first quarter of 2009.

Commitments

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At March 31, 2010	At March 31, 2009
	(in thousands)
Commitments to extend credit	$37,335	$42,941
Standby letters of credit	1,495	1,031
Commitments to sell loans	—	205

	$38,830	$44,177

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2010, cash and cash equivalents were $39.1 million, an increase of $13.2 million from $25.9 million at December 31, 2009.

In addition, we maintain a liquid available-for-sale investment securities portfolio. At March 31, 2010, the balance of our available-for-sale investment portfolio was $33.9 million, compared to a $50.1 million balance at December 31, 2009. We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $36.8 million at March 31, 2010, essentially unchanged from December 31, 2009. At March 31, 2010, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in Note 5, “Disclosure About Fair Value of our Financial Investments”, to our unaudited consolidated financial statements.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of March 31, 2010 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 (Removed and Reserved)

Item 5 Other Information

None

Item 6 Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

May 13, 2010	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer (Principal Executive Officer)

May 13, 2010	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for the Series A Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for the Series B Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.24	ARRA Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.31	Amendment to Employment Agreement of Michael S. Ives dated December 22, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.32	Amendment to Employment Agreement of John O. Guthrie dated December 21, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.33	Amendment to Employment Agreement of Sharon Curling Lessard dated December 21, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.34	Amendment to Employment Agreement of Leigh C. Keogh dated December 21, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.