Form 10-Q
period 2010-06-30
HERITAGE BANKSHARES INC /VA
filed 2010-08-10
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,307,502 shares of the registrant’s common stock were outstanding as of July 31, 2010.

Part I. FINANCIAL INFORMATION

Item 1	- Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$6,258	$4,598
Interest-bearing deposits in other banks	11,670	18,674
Federal funds sold	413	2,668

Total cash and cash equivalents	18,341	25,940
Securities available for sale, at fair value	67,810	50,103
Loans, net of allowance for loan losses of $1,932 and $1,773, respectively	196,023	181,544
Accrued interest receivable	780	747
Stock in Federal Reserve Bank, at cost	587	586
Stock in Federal Home Loan Bank of Atlanta, at cost	1,535	1,476
Premises and equipment, net	11,679	11,891
Other real estate owned	—	313
Other assets	2,076	1,954

Total assets	$298,831	$274,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$86,919	$76,429
Interest-bearing	147,449	152,707

Total deposits	234,368	229,136

Federal Home Loan Bank Advances	23,500	5,000
Securities sold under agreements to repurchase	2,033	2,016
Accrued interest payable	126	119
Other liabilities	1,673	1,505

Total liabilities	261,700	237,776

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 10,103 shares issued and outstanding at both June 30, 2010 and December 31, 2009	10,103	10,103
Fixed rate cumulative perpetual preferred stock, Series B, 303 shares issued and outstanding at both June 30, 2010 and December 31, 2009	303	303
Common stock, $5 par value - 6,000,000 shares authorized; 2,305,402 and 2,291,352 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	11,527	11,457
Additional paid-in capital	6,581	6,473
Retained earnings	8,098	7,854
Discount on preferred stock	(262)	(289)
Accumulated other comprehensive income, net	781	877

Total stockholders’ equity	37,131	36,778

Total liabilities and stockholders’ equity	$298,831	$274,554

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Interest and dividend income
Loans and fees on loans	$2,331	$2,259	$4,630	$4,469
Taxable investment securities	393	610	794	1,176
Dividends on FRB and FHLB stock	10	5	19	10
Interest on federal funds sold	—	—	—	1
Other interest income	31	14	66	24

Total interest income	2,765	2,888	5,509	5,680

Interest expense
Deposits	350	564	704	1,167
Borrowings	33	36	67	75

Total interest expense	383	600	771	1,242
Net interest income	2,382	2,288	4,738	4,438
Provision for loan losses	159	21	159	76

Net interest income after provision for loan losses	2,223	2,267	4,579	4,362

Noninterest income
Service charges on deposit accounts	115	95	231	187
Late charges and other fees on loans	16	11	32	23
Gains on sale of loans held for sale	—	3	—	3
Gain on sale of investment securities	232	—	486	—
Income from bank-owned life insurance	—	35	—	35
Other	72	73	140	130

Total noninterest income	435	217	889	378

Noninterest expense
Compensation	1,052	1,003	2,281	2,052
Data processing	139	132	277	259
Occupancy	183	204	377	422
Furniture and equipment	151	166	301	327
Taxes and licenses	85	69	171	136
Professional fees	68	87	173	214
FDIC assessment	69	208	146	288
Marketing	34	21	65	49
Telephone	24	26	47	54
Stationery and supplies	21	13	36	35
(Gain)/Loss on sale of other real estate owned	(3)	23	30	23
Other	134	183	299	334

Total noninterest expense	1,957	2,135	4,203	4,193
Income before provision for income taxes	701	349	1,265	547
Provision for income taxes	250	118	452	164

Net income	451	231	813	383

Preferred stock dividends and accretion of discount	(146)	—	(293)	—

Net income available to common stockholders	$305	$231	$520	$383

Earnings per common share
Basic	$0.13	$0.10	$0.23	$0.17

Diluted	$0.13	$0.10	$0.23	$0.17

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding - basic	2,301,386	2,283,115	2,296,592	2,281,184
Effect of dilutive stock options	7,736	13,199	7,462	11,820

Weighted average shares outstanding - diluted	2,309,122	2,296,314	2,304,054	2,293,004

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$813	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	159	76
Amortization of loan yield adjustments, net	175	200
Depreciation, amortization and accretion, net	400	432
Stock based compensation	70	124
Deferred compensation	21	19
Exercise of stock options tax benefit	26	7
Net (gains) losses on:
Sale of securities	(486)	—
Sale, disposal or impairment of property, plant and equipment	3	4
Sale or impairment of other real estate owned	30	13
Net gain on bank owned life insurance	—	(35)
Changes in assets/liabilities, net
Increase in interest receivable and other assets	(105)	(128)
Increase (Decrease) in interest payable and other liabilities	160	(75)

Net cash provided by operating activities	1,266	1,020

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	18,428	10,507
Purchases of securities available for sale	(46,053)	(21,064)
Proceeds from sale of securities available for sale	10,153	—
Proceeds from the sale of other real estate owned	283	—
Net increase in loans held for investment	(14,813)	(1,073)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(60)	(1,738)
Redemption of Federal Home Loan Bank stock	—	883
Purchases of premises and equipment	(92)	(539)
Proceeds from premises and equipment	—	15
Proceeds from bank owned life insurance	—	135

Net cash used for investing activities	(32,154)	(12,874)

Cash flows from financing activities:
Proceeds from exercise of stock options	82	41
Net increase in deposits	5,232	14,880
Proceeds from Federal Home Loan Bank advances	70,355	131,600
Repayments of Federal Home Loan Bank advances	(51,855)	(131,600)
Net increase in securities sold under agreements to repurchase	17	2,379
Proceeds of federal funds purchased	—	43,200
Repayment of federal funds purchased	—	(43,201)
Cash dividends paid	(542)	(274)

Net cash provided by financing activities	23,289	17,025

Increase (Decrease) in cash and cash equivalents	(7,599)	5,171

Cash and cash equivalents, beginning of period	25,940	13,418

Cash and cash equivalents, end of period	$18,341	$18,589

Supplemental disclosure:
Interest paid	$764	$1,285
Income taxes paid	$488	$165

See accompanying notes to consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with and with reference to the audited consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Allowance for Loan Losses; Impairment of Loans. The Bank maintains an allowance for loan losses at a level that, in management’s judgment, is adequate to absorb estimated credit losses on existing loans. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance, (2) recoveries on loans previously charged-off, which increase the allowance, and (3) the provision for loan losses charged to income, which increases the allowance.

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

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2010 through June 30, 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2010	267,000	$12.02	—	—
Granted	—	—	—	—
Exercised	(14,050)	$5.86	—	—
Forfeited/expired	(1,600)	18.67	—	—

Outstanding at June 30, 2010	251,350	$12.32	5.9	$240

Exercisable at June 30, 2010	180,550	$12.17	5.6	$190

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and June 30, 2009 were $77,574 and $21,000, respectively. Cash received from exercises of options during the first six months of 2010 and 2009 was $82,277 and $40,600, respectively.

The amount charged against income, before income tax benefit of $5,199, in relation to the stock-based payment arrangement was $69,750 for the six months ended June 30, 2010. The amount charged against income, before income tax benefit of $54,733, in relation to the stock-based payment arrangement, was $124,305 for the six months ended June 30, 2009. At June 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $155,577 and is currently expected to be recognized over a weighted average period of 0.8 years as follows:

At June 30, 2010:	Stock-Based Compensation Expense
(in thousands)
2010	$72
2011	68
2012	12
2013	4

Total	$156

Note 3 – Other Comprehensive Income

The components of the Company’s other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$87	$(4)	$(147)	$118
Tax effect	(30)	1	50	(40)

Net of tax amount	$57	$(3)	$(97)	$78

Note 4 – Earnings Per Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands, except share and per share data)
Net income available to common stockholders (numerator, basic and diluted)	$305	$231	$520	$383
Weighted average shares outstanding (denominator)	2,301,386	2,283,115	2,296,592	2,281,184
Earnings per common share-basic	$0.13	$0.10	$0.23	$0.17
Effect of dilutive securities
Weighted average shares outstanding during the period	2,301,386	2,283,115	2,296,592	2,281,184
Effect of dilutive stock options	7,736	13,199	7,462	11,820

Weighted diluted average shares outstanding (denominator) during the period	2,309,122	2,296,314	2,304,054	2,293,004

Earnings per common share – assuming dilution	$0.13	$0.10	$0.23	$0.17

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$17,928	$17,928	$23,272	$23,272
Federal funds sold	413	413	2,668	2,668
Securities available for sale	67,810	67,810	50,103	50,103
Loans held for investment, net	196,023	196,977	181,544	182,340
Accrued interest receivable	780	780	747	747
Stock in FRB and FHLB	2,122	2,122	2,062	2,062
Bank-owned life insurance	566	566	553	553
Other real estate owned	—	—	313	313
Other financial assets	55	55	—	—

Financial liabilities:
Deposits	234,368	234,519	229,136	229,214
Federal Home Loan Bank advance	23,500	23,652	5,000	5,053
Securities sold under agreements to repurchase	2,033	2,033	2,016	2,016
Accrued interest payable	126	126	119	119

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

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

June 30, 2010 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale:
U.S. government sponsored enterprises	$10,009	$—	$10,009	$—
Mortgage-backed securities	57,801	—	57,801	—

Total Assets at Fair Value	$67,810	$—	$67,810	$—

There were no liabilities recorded at fair value on a recurring basis.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

There were no assets or liabilities recorded at fair value on a non-recurring basis at June 30, 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale:
U.S. government sponsored enterprises	$4,975	$—	$4,975	$—
Mortgage-backed securities	45,128	—	45,128	—

Total Assets at Fair Value	$50,103	$—	$50,103	$—

There were no liabilities recorded at fair value on a recurring basis.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	313	—	313	—

Total Assets at Fair Value	$313	$—	$313	$—

There were no liabilities recorded at fair value on a non-recurring basis.

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At June 30, 2010

Securities available for sale

U.S. government sponsored enterprises	$10,000	$9	$—	$10,009
Mortgage-backed securities	56,628	1,173	—	57,801

Total securities available for sale	$66,628	$1,182	$—	$67,810

Total securities (1)	$66,628	$1,182	$—	$67,810

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2009

Securities available for sale

U.S. government sponsored enterprises	$5,000	$—	$25	$4,975
Mortgage-backed securities	43,774	1,354	—	45,128

Total securities available for sale	$48,774	$1,354	$25	$50,103

Total securities (1)	$48,774	$1,354	$25	$50,103

(1)	At June 30, 2010 and at December 31, 2009, the Company held no securities classified as held to maturity.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and at December 31, 2009. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

At June 30, 2010 there were no investment securities in an unrealized loss position.

	At December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$4,975	$25	$—	$—	$4,975	$25
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,975	$25	$—	$—	$4,975	$25

The amortized cost and fair value of investment securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale

	(in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$1,068	$1,080
Due after one year through five years	24,474	24,824
Due after five years through ten years	7,332	7,731
Due after ten years	33,754	34,175

Total	$66,628	$67,810

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential”, among others, though these words are not the exclusive means of identifying such forward-looking statements. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 26, 2010.

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

Financial Condition of the Company at June 30, 2010

Total Assets. The Company’s total assets increased by $31.7 million, or 11.8%, from $267.2 million at June 30, 2009 to $298.8 million at June 30, 2010. The increase in assets resulted primarily from a $12.3 million, or 22.3%, increase in investment securities available for sale, and an $18.7 million, or 10.5%, increase in loans. Total assets increased by $24.3 million, or 8.8%, from $274.5 million at December 31, 2009, attributable to an increase in both securities available for sale and loan balances, offset by a decrease in cash and cash equivalents.

Liquid Assets. Liquid assets, which include cash and cash equivalents and investment securities, increased by $12.1 million from $74.1 million at June 30, 2009 to $86.2 million at June 30, 2010. Investment securities available for sale were $67.8 million at June 30, 2010, compared to $55.5 million at June 30, 2009, an increase of $12.3 million, or 22.3%. Compared to December 31, 2009, liquid assets increased $10.1 million, or 13.3%, from $76.1 million, primarily due to a $17.7 million increase in securities available for sale, offset by a $7.0 million decrease in interest-bearing deposits in other banks.

Loans. Loans held for investment, net, were $196.0 million at June 30, 2010, which represents an increase of $18.7 million, or 10.5%, from the loan balance of $177.4 million at June 30, 2009, and a $14.5 million increase, or 8.0%, compared to $181.5 million at December 31, 2009. At the end of June 2010, the Company added to its portfolio $20.2 million in seasoned loans that carry a weighted average rate of 6.97%.

Asset Quality. There were no nonperforming assets at June 30, 2010, compared to $490,000 of nonperforming assets, or 0.18% of assets, at June 30, 2009. Nonperforming assets at December 31, 2009, were $314,000, or 0.11% of assets.

Deposits. At June 30, 2010, increases in noninterest-bearing deposits of $10.5 million more than offset decreases in interest-bearing deposits of $6.8 million for a net increase in total deposits of $3.7 million, or 1.6%, from $230.7 million at June 30, 2009 to $234.4 million at June 30, 2010. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $7.2 million, or 4.1%, from $177.0 million at June 30, 2009 to $184.2 million at June 30, 2010. Certificates of deposit decreased by $3.5 million between the comparable six-month periods. Total deposits at June 30, 2010 increased by $5.2 million, or 2.3%, from $229.1 million at December 31, 2009.

Average total deposits increased by $0.9 million, or 0.4%, from $219.5 million during the six months ended June 30, 2009 to $220.4 million during the six months ended June 30, 2010. Average core deposits increased by $5.1 million between the comparable six-month periods, partially offset by a $4.2 million decrease in certificates of deposit. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 27.5% to 34.4% between the first six months of 2009 and 2010, thereby contributing to the improvement in our net interest margin.

Borrowed Funds. Borrowed funds increased by $16.9 million, from $8.6 million at June 30, 2009 to $25.5 million at June 30, 2010, primarily to fund loans added at the end of the second quarter. Compared to borrowed funds at the end of December 2009 of $7.0 million, the June 2010 balance represents an increase of $18.5 million.

Capital. Stockholders’ equity increased by $10.9 million, or 41.7%, from $26.2 million at June 30, 2009 to $37.1 million at June 30, 2010. Stockholders’ equity increased primarily as a result of an infusion of $10.1 million in TARP funding and a $550,000 increase in retained earnings. At December 31, 2009, stockholders’ equity was $36.8 million.

The tables below set forth, for the periods indicated, information with respect to the Company’s nonperforming assets and allowance for loan losses.

Nonperforming assets at the dates indicated were:

	At June 30,
	2010	2009
	(in thousands)

Nonaccrual loans	$—	$111
Accruing loans past due 90 days or more	—	8

Total nonperforming loans	—	119

Restructured loans		206
Other real estate owned, net	—	165

Total nonperforming assets	$—	$490

The following presents a summary of activity in the allowance for loan losses account for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Balance, beginning of period	$1,750	$1,709	$1,773	$1,652
Provision for loan losses	159	21	159	76
Loans charged-off	—	(22)	(24)	(30)
Recoveries	23	20	24	30

Balance, end of period	$1,932	$1,728	$1,932	$1,728

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Overview. The Company’s pretax income was $701,000 for the second quarter of 2010, compared to a pretax income of $349,000 for the second quarter of 2009, an increase of $352,000. Compared to the second quarter of 2009, net interest income increased by $94,000, provision for loan losses increased by $138,000, noninterest income increased by $218,000, and noninterest expense decreased by $178,000. Net income, after tax, was $451,000 for the three months ended June 30, 2010 compared to net income, after tax, of $231,000 for the three months ended June 30, 2009. Net income available to shareholders (net income, after tax, less dividends related to TARP stock and accretion of discount of $146,000) was $305,000, or $0.13 per diluted share, for the three months ended June 30, 2010. Because there was no TARP stock during the three months ended June 30, 2009, net income available to shareholders for that period was the same as net income after tax of $231,000, or $0.10 per diluted share.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $94,000 to $2.4 million in the second quarter of 2010 compared to $2.3 million in the second quarter of 2009. This increase in net interest income was primarily attributable to a decrease in average interest-bearing liabilities of $19.4 million, and an increase in average interest-earning assets of $7.6 million, between the second quarter of 2009 and the second quarter of 2010; these quarter over quarter changes resulted in a net interest spread increase of 7 basis points, from 3.31% for the three months ended June 30, 2009 to 3.38% for the three months ended June 30, 2010.

Additionally, net interest margin increased by 4 basis points, from 3.74% in the second quarter of 2009 to 3.78% in the second quarter of 2010. This increase was driven primarily by a $16.6 million decrease in average interest-bearing deposits, coupled with a $17.2 million increase in average noninterest-bearing deposits.

Provision for Loan Losses. The Company’s provision for loan losses in the second quarter of 2010 was $159,000. This increase was attributable to an increase of $17.7 million in total loans in the second quarter of 2010. This amount compared to a provision of $21,000 in the second quarter of 2009. In the second quarter of 2010 there were net recoveries of $23,000, compared to net charge-offs of $2,000 in the second quarter of 2009. There were no nonperforming assets at June 30, 2010 compared to $490,000 at June 30, 2009.

Noninterest Income. Total noninterest income increased by $218,000, from $217,000 in the second quarter of 2009 to $435,000 in the second quarter of 2010, primarily as a result of a $232,000 gain on the sale of investment securities.

Noninterest Expense. Total noninterest expense decreased by $178,000, from $2.1 million in the second quarter of 2009 to $2.0 million in the second quarter of 2010. This decrease in noninterest expense was driven primarily by a $139,000 decrease in FDIC assessments from the second quarter 2009 (the second quarter of 2009 included the special assessment of $121,000 in 2009 that did not recur in 2010).

Income Taxes. The Company’s income tax expense for the second quarter of 2010 was $250,000, reflecting an effective tax rate of 35.6%, compared to income tax expense of $118,000 for the second quarter of 2009, reflecting an effective tax rate of 33.8%. The lower effective tax rate in the second quarter of 2009 was attributable to nontaxable life insurance income.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Overview. The Company’s pretax income was $1,265,000 for the six months ending June 30, 2010, compared to a pretax income of $547,000 for the six months ending June 30, 2009, an increase of $718,000. Compared to the first six months of 2009, net interest income increased by $300,000, provision for loan losses increased by $83,000, noninterest income increased by $511,000, and noninterest expense remained constant. Net income, after tax, was $813,000 for the six months ended June 30, 2010 compared to net income, after tax, of $383,000 for the six months ended June 30, 2009. Net income available to shareholders (net income, after tax, less dividends related to TARP stock and accretion of discount of $293,000) was $520,000, or $0.23 per diluted share, for the six months ended June 30, 2010. Because there was no TARP stock during the six months ended June 30, 2009, net income available to shareholders for that period was the same as net income after tax of $383,000, or $0.17 per diluted share.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $300,000 to $4.7 million in the first six months of 2010, compared to $4.4 million in the first six months of 2009. This increase in net interest income was primarily attributable to a decrease in average interest-bearing liabilities of $17.4 million, and an increase in average interest-earning assets of $7.9 million between the first six months of 2009 and the first six months of 2010; these year-to-date over year-to-date changes resulted in a net interest spread increase of 17 basis points, from 3.25% for the six months ended June 30, 2009 to 3.42% for the six months ended June 30, 2010.

Additionally, net interest margin increased by 12 basis points, from 3.69% for the first six months of 2009 to 3.81% for the first six months of 2010. This increase was driven primarily by a $14.5 million decrease in average interest-bearing deposits, coupled with a $15.4 million increase in average noninterest-bearing deposits.

Provision for Loan Losses. The Company’s provision for loan losses in the first six months of 2010 was $159,000. This amount compared to a provision of $76,000 in the first six months of 2009. The increase is attributable to a $17.7 million net increase in total loans in the second quarter of 2010.

Noninterest Income. Total noninterest income increased by $511,000, from $378,000 in the first six months of 2009 to $889,000 in the first six months of 2010, primarily as a result of $486,000 of gains on the sale of investment securities.

Noninterest Expense. Total noninterest expense remained constant at $4.2 million for the first six months of 2010 and 2009. Increases in compensation expense of $229,000 were offset by decreases in FDIC assessment, occupancy, and professional fees of $142,000, $45,000, and $41,000, respectively. The decrease in FDIC assessment relates primarily to a special assessment in June 2009 of $121,000 that did not occur in 2010.

Income Taxes. The Company’s income tax expense for the first six months of 2010 was $452,000, reflecting an effective tax rate of 35.8%, compared to income tax expense of $164,000 for the first six months of 2009, reflecting an effective tax rate of 30.0%. The lower effective tax rate in the first six months of 2009 was attributable to a $48,000 tax benefit resulting from an increase in non-qualified stock options related to certain stock options that were repriced in the first quarter of 2009 and to nontaxable life insurance income.

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

We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Unless otherwise noted we require collateral or other security to support financial instruments with credit risk.

The following table reflects our other loan commitments outstanding at the dates indicated:

	At June 30, 2010	At June 30, 2009
	(in thousands)
Commitments to extend credit	$35,942	$39,262
Standby letters of credit	1,046	972

	$36,988	$40,234

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2010, cash and cash equivalents were $18.3 million, a decrease of $7.6 million from $25.9 million at December 31, 2009. This decrease was attributable to a $7.0 million decrease in the balance of interest-bearing deposits in other banks.

In addition, we maintain a liquid available-for-sale investment securities portfolio. At June 30, 2010, the balance of our available-for-sale investment portfolio was $67.8 million, compared to a $50.1 million balance at December 31, 2009. We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $37.1 million at June 30, 2010, compared to $36.8 million at December 31, 2009. At June 30, 2010, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade. The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities. These awards should not be classified as liabilities if they otherwise qualify to be classified as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the update to have an impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified. The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 3.

Item 4	Controls and Procedures

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of June 30, 2010 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC. (Registrant)

August 10, 2010	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer)

August 10, 2010	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for the Series A Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for the Series B Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.24	ARRA Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.31	Amendment to Employment Agreement of Michael S. Ives dated December 22, 2009.** (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.32	Amendment to Employment Agreement of John O. Guthrie dated December 21, 2009.** (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.33	Amendment to Employment Agreement of Sharon Curling Lessard dated December 21, 2009.** (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.34	Amendment to Employment Agreement of Leigh C. Keogh dated December 21, 2009.** (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.