Form 10-Q
period 2010-09-30
HERITAGE BANKSHARES INC /VA
filed 2010-11-10
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,307,502 shares of the registrant’s common stock were outstanding as of October 31, 2010.

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010 (Unaudited)	2009 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$4,004	$4,598
Interest-bearing deposits in other banks	28,784	18,674
Federal funds sold	346	2,668

Total cash and cash equivalents	33,134	25,940
Securities available for sale, at fair value	23,911	50,103
Loans, net of allowance for loan losses of $2,026 and $1,773, respectively	207,614	181,544
Accrued interest receivable	693	747
Stock in Federal Reserve Bank, at cost	587	586
Stock in Federal Home Loan Bank of Atlanta, at cost	1,843	1,476
Premises and equipment, net	11,554	11,891
Other real estate owned	—	313
Other assets	2,045	1,954

Total assets	$281,381	$274,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$83,563	$76,429
Interest-bearing	150,025	152,707

Total deposits	233,588	229,136

Federal Home Loan Bank advances	5,000	5,000
Securities sold under agreements to repurchase	2,427	2,016
Other borrowings	1,160	—
Accrued interest payable	113	119
Other liabilities	1,685	1,505

Total liabilities	243,973	237,776

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value – 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 10,103 shares issued and outstanding at both September 30, 2010 and December 31, 2009	10,103	10,103
Fixed rate cumulative perpetual preferred stock, Series B, 303 shares issued and outstanding at both September 30, 2010 and December 31, 2009	303	303
Common stock, $5 par value – 6,000,000 shares authorized; 2,307,502 and 2,291,352 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	11,538	11,457
Additional paid-in capital	6,622	6,473
Retained earnings	8,461	7,854
Discount on preferred stock	(249)	(289)
Accumulated other comprehensive income, net	630	877

Total stockholders’ equity	37,408	36,778

Total liabilities and stockholders’ equity	$281,381	$274,554

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Interest and dividend income
Loans and fees on loans	$2,710	$2,266	$7,340	$6,735
Taxable investment securities	422	491	1,216	1,666
Dividends on FRB and FHLB stock	11	10	29	20
Interest on federal funds sold	—	1	1	2
Other interest income	32	24	97	49

Total interest income	3,175	2,792	8,683	8,472

Interest expense
Deposits	363	496	1,067	1,664
Borrowings	57	33	124	107

Total interest expense	420	529	1,191	1,771

Net interest income	2,755	2,263	7,492	6,701
Provision for loan losses	178	65	337	141

Net interest income after provision for loan losses	2,577	2,198	7,155	6,560

Noninterest income
Service charges on deposit accounts	113	99	344	286
Late charges and other fees on loans	39	12	71	36
Gains on sale of loans held for sale	—	—	—	3
Gain on sale of investment securities	278	—	764	—
Income from bank-owned life insurance	—	—	—	35
Other	84	100	225	206

Total noninterest income	514	211	1,404	566

Noninterest expense
Compensation	1,078	1,079	3,358	3,131
Data processing	143	123	419	381
Occupancy	193	191	571	613
Furniture and equipment	141	149	442	476
Taxes and licenses	88	68	259	204
Professional fees	96	145	269	359
FDIC assessment	99	86	246	374
Marketing	31	21	96	70
Telephone	30	24	77	79
Loss on early extinguishment of debt	49	—	49	—
Loss on sale or impairment of other real estate owned	—	36	30	36
Other	149	150	484	519

Total noninterest expense	2,097	2,072	6,300	6,242

Income before provision for income taxes	994	337	2,259	884
Provision for income taxes	346	131	799	296

Net income	648	206	1,460	588
Preferred stock dividends and accretion of discount	(147)	(10)	(439)	(10)

Net income available to common stockholders	$501	$196	$1,021	$578

Earnings per common share
Basic	$0.22	$0.09	$0.44	$0.25

Diluted	$0.22	$0.09	$0.44	$0.25

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding - basic	2,307,141	2,286,579	2,300,109	2,282,982
Effect of dilutive stock options	10,561	10,579	8,495	11,407

Weighted average shares outstanding - diluted	2,317,702	2,297,158	2,308,604	2,294,389

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$1,460	$588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	337	141
Amortization of loan yield adjustments, net	266	298
Depreciation, amortization and accretion, net	674	686
Stock-based compensation	106	179
Deferred compensation	31	133
Exercise of stock options tax benefit	31	14
Net (gains) losses on:
Sale of securities	(764)	—
Sale, disposal or impairment of property, plant and equipment	3	4
Sale or impairment of other real estate owned	30	25
Net gain on bank owned life insurance	—	(35)
Changes in assets/liabilities net
(Increase) decrease in interest receivable and other assets	188	(143)
Increase (decrease) in interest payable and other liabilities	56	(194)

Net cash provided by operating activities	2,418	1,696

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	34,036	16,651
Purchases of securities available for sale	(46,053)	(21,064)
Proceeds from sales of securities available for sale	38,361	—
Proceeds from the sale of other real estate owned	283	—
Net increase in loans held for investment	(26,673)	(804)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(439)	(1,738)
Redemption of Federal Home Loan Bank stock and Federal Reserve Bank stock	71	883
Purchases of premises and equipment	(113)	(596)
Proceeds from premises and equipment	—	15
Proceeds from bank owned life insurance	—	135

Net cash used for investing activities	(527)	(6,518)

Cash flows from financing activities:
Proceeds from exercise of stock options	93	83
Net increase in deposits	4,452	10,291
Proceeds from Federal Home Loan Bank advances	101,355	148,100
Repayments of Federal Home Loan Bank advances	(101,355)	(148,100)
Net increase (decrease) in securities sold under agreements to repurchase	411	(6)
Proceeds of federal funds purchased	—	43,736
Repayment of federal funds purchased	—	(43,737)
Proceeds from other borrowings	1,160	—
Net proceeds from issuance of preferred stock	—	9,992
Cash dividends paid	(813)	(411)

Net cash provided by financing activities	5,303	19,948

Increase in cash and cash equivalents	7,194	15,126

Cash and cash equivalents, beginning of period	25,940	13,418

Cash and cash equivalents, end of period	$33,134	$28,544

Supplemental disclosure:
Interest paid	$1,196	$1,839
Income taxes paid	$913	$315

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

Heritage Bankshares, Inc. (the “Company”) is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in 1983, and the Company serves as the holding company for its wholly-owned subsidiaries. The Company’s only subsidiary, Heritage Bank (the “Bank”), is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with and with reference to the audited consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The Bank analyzes its loan portfolio through ongoing credit review processes and constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes two basic elements: (1) specific allowances for individual loans; and (2) general allowances for loan portfolio segments, which factor in historical loan loss experience and delinquency rates for the Bank and the banking industry and numerous other environmental factors.

The Bank evaluates various loans individually for impairment as required by generally accepted accounting principles related to receivables. The evaluation is based upon either discounted cash flows or collateral evaluations. If the evaluation shows that a particular loan is impaired, then a specific reserve is established, or a charge-off is made, for the amount of any impairment.

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

Impairment of Financial Investments and Other Accounts. Impairment of investment securities, other equity investments and other asset accounts results in a write-down that must be included in net income when the fair value of the asset declines below cost and the decline is other-than-temporary. The fair values of these investments and other assets are subject to change, as they are influenced by market conditions and management decisions.

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

Subsequent Events. In accordance with accounting guidance, the Company has evaluated events and transactions for potential recognition or disclosure in these financial statements through the date the financial statements were issued.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2010 through September 30, 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2010	267,000	$12.02	—	—
Granted	—	—	—	—
Exercised	(16,150)	5.76	—	—
Forfeited/expired	(9,450)	7.42	—	—

Outstanding at September 30, 2010	241,400	$12.62	5.9	$258

Exercisable at September 30, 2010	173,800	$12.69	5.7	$185

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount changes based on the fair market value of the Company’s stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and September 30, 2009 was $91,686 and $42,635, respectively. Cash received from exercises of options during the first nine months of 2010 and 2009 was $93,050 and $83,325, respectively.

The amount charged against income, before income tax benefit of $8,114, in relation to stock-based payment arrangements, was $106,038 for the nine months ended September 30, 2010. The amount charged against income, before income tax benefit of $57,816, in relation to stock-based payment arrangements, was $178,634 for the nine months ended September 30, 2009. At September 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $119,463 and is currently expected to be recognized over a weighted average period of 0.8 years as follows:

At September 30, 2010:	Stock-Based Compensation Expense
(in thousands)
2010	$35
2011	68
2012	12
2013	4

Total	$119

Note 3 – Other Comprehensive Income

The components of the Company’s other comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Unrealized holding gains on available for sale securities	$50	$556	$389	$674
Realized gains on sales of available for sale securities, net of tax	(184)	—	(505)	—
Tax effect on unrealized gain	(17)	(189)	(132)	(229)

Other comprehensive income, net of tax	$(151)	$367	$(248)	$445

Note 4 – Earnings Per Common Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands, except share and per share data)
Net income available to common stockholders (numerator, basic and diluted)	$501	$196	$1,021	$578
Weighted average shares outstanding (denominator)	2,307,141	2,286,579	2,300,109	2,282,982
Earnings per common share - basic	$0.22	$0.09	$0.44	$0.25
Effect of dilutive securities
Weighted average shares outstanding during the period	2,307,141	2,286,579	2,300,109	2,282,982
Effect of dilutive stock options	10,561	10,579	8,495	11,407

Weighted diluted average shares outstanding (denominator) during the period	2,317,702	2,297,158	2,308,604	2,294,389

Earnings per common share - assuming dilution	$0.22	$0.09	$0.44	$0.25

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$32,788	$32,788	$23,272	$23,272
Federal funds sold	346	346	2,668	2,668
Securities available for sale	23,911	23,911	50,103	50,103
Loans held for investment, net	207,614	209,179	181,544	182,340
Accrued interest receivable	693	693	747	747
Stock in FRB and FHLB	2,430	2,430	2,062	2,062
Bank-owned life insurance	566	566	553	553
Other real estate owned	—	—	313	313
Other financial assets	99	99	—	—

Financial liabilities:
Deposits	233,588	233,841	229,136	229,214
Federal Home Loan Bank advance	5,000	5,200	5,000	5,053
Securities sold under agreements to repurchase	2,427	2,427	2,016	2,016
Other borrowings	1,160	1,168	—	—
Accrued interest payable	113	113	119	119

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

Loans

The Company does not record loans at fair value on a recurring basis. From time to time, a loan is considered impaired. Loans that are deemed to be impaired are valued in accordance with guidance related to receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs.

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

September 30, 2010 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale:
Mortgage-backed securities	$23,911	$—	$23,911	$—

Total Assets at Fair Value	$23,911	$—	$23,911	$—

There were no liabilities recorded at fair value on a recurring basis at September 30, 2010.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

September 30, 2010 in thousands	Total	Level 1	Level 2	Level 3
Loans	$60	$—	$60	$—

Total Assets at Fair Value	$60	$—	$60	$—

There were no liabilities recorded at fair value on a non-recurring basis at September 30, 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale:
U.S. government sponsored enterprises	$4,975	$—	$4,975	$—
Mortgage-backed securities	45,128	—	45,128	—

Total Assets at Fair Value	$50,103	$—	$50,103	$—

There were no liabilities recorded at fair value on a recurring basis at December 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$313	$—	$313	$—

Total Assets at Fair Value	$313	$—	$313	$—

There were no liabilities recorded at fair value on a non-recurring basis at December 31, 2009.

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

At September 30, 2010

Securities available for sale

Mortgage-backed securities	$22,957	$954	$—	$23,911

Total securities available for sale	$22,957	$954	$—	$23,911

Total securities (1)	$22,957	$954	$—	$23,911

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

At December 31, 2009

Securities available for sale

U.S. government sponsored enterprises	$5,000	$—	$25	$4,975
Mortgage-backed securities	43,774	1,354	—	45,128

Total securities available for sale	$48,774	$1,354	$25	$50,103

Total securities (1)	$48,774	$1,354	$25	$50,103

(1)	At September 30, 2010 and at December 31, 2009, the Company held no securities classified as held to maturity.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and at December 31, 2009. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

There were no investment securities in an unrealized loss position at September 30, 2010.

	At December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$4,975	$25	$—	$—	$4,975	$25
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,975	$25	$—	$—	$4,975	$25

The amortized cost and fair value of investment securities at September 30, 2010, by contractual maturity, are reflected below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	Securities Available for Sale
	(in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$715	$725
Due after one year through five years	12,658	13,079
Due after five years through ten years	6,627	7,000
Due after ten years	2,957	3,107

Total	$22,957	$23,911

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential”, among others, though these words are not the exclusive means of identifying such forward-looking statements. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010.

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

Financial Condition of the Company at September 30, 2010

Total Assets. The Company’s total assets increased by $10.7 million, or 3.9%, from $270.7 million at September 30, 2009 to $281.4 million at September 30, 2010. The increase in assets resulted primarily from a $30.7 million, or 17.3%, increase in loans and a $4.6 million, or 16.1%, increase in cash and cash equivalents, offset by a $25.9 million, or 52.0%, decrease in investment securities available for sale. Total assets increased by $6.8 million, or 2.5%, from $274.6 million at December 31, 2009, attributable to a $26.1 million, or 14.4%, increase in loans and a $7.2 million, or 27.7%, increase in cash and cash equivalents, offset by a $26.2 million, or 52.3%, decrease in available for sale securities.

Liquid Assets. Liquid assets, which include cash and cash equivalents and investment securities, decreased by $21.3 million, from $78.3 million at September 30, 2009 to $57.0 million at September 30, 2010. Investment securities available for sale were $23.9 million at September 30, 2010 compared to $49.8 million at September 30, 2009, a decrease of $25.9 million, or 52.0%. Compared to December 31, 2009, liquid assets decreased by $19.0 million, or 25.0%. Decreases in securities available for sale of $26.2 million to finance increases in loans were partially offset by increases in interest-bearing deposits in other banks of $10.1 million.

Loans. Loans held for investment, net, were $207.6 million at September 30, 2010, an increase of $30.7 million, or 17.3%, from the loan balance of $176.9 million at September 30, 2009, and $26.1 million, or 14.4%, from the loan balance of $181.5 million at December 31, 2009. The Company added $6.3 million of tax-exempt loans to its portfolio during the latter part of the third quarter 2010.

Asset Quality. Nonperforming assets were $60,000, or 0.02% of assets, at September 30, 2010, compared to $348,000, or 0.13% of assets, at September 30, 2009. Nonperforming assets were $314,000, or 0.11% of assets, at December 31, 2009.

Deposits. At September 30, 2010, an increase in noninterest-bearing deposits of $11.0 million more than offset a decrease in interest-bearing deposits of $3.5 million, resulting in a net increase in total deposits of $7.5 million, or 3.3%, from $226.1 million at September 30, 2009 to $233.6 million at September 30, 2010. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $9.7 million, or 5.6%, from $174.5 million at September 30, 2009 to $184.2 million at September 30, 2010. Certificates of deposit decreased by $2.2 million between the comparable nine-month periods. Total deposits at September 30, 2010 increased by $4.5 million, or 1.9%, from $229.1 million at December 31, 2009.

Average total deposits increased by $6.5 million, or 2.9%, from $221.7 million during the nine months ended September 30, 2009 to $228.2 million during the nine months ended September 30, 2010. Average core deposits increased by $10.9 million between the comparable nine-month periods, partially offset by a $4.4 million decrease in certificates of deposit. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 28.4% to 33.9% between the first nine months of 2009 and 2010, further contributing to the improvement in our net interest margin.

Borrowed Funds. Borrowed funds increased by $2.4 million, from $6.2 million at September 30, 2009 to $8.6 million at September 30, 2010, resulting from increases in securities sold under agreements to repurchase and other borrowings. Compared to the $7.0 million balance at December 31, 2009, borrowed funds at September 30, 2010 increased by $1.6 million.

Capital. Stockholders’ equity increased by $679,000, or 1.8%, from $36.7 million at September 30, 2009 to $37.4 million at September 30, 2010, primarily as a result of an $846,000 increase in retained earnings and $124,000 in proceeds and associated tax benefits from stock option exercises. These increases were offset by a decrease in other comprehensive income of $488,000, primarily attributable to a $25.9 million decrease in the balance of available for sale investment securities between the periods. Stockholders’ equity at September 30, 2010 increased by $630,000 compared to the $36.8 million balance at December 2009, largely attributable to an increase in retained earnings.

The tables below set forth, for the periods indicated, information with respect to our nonperforming assets and allowance for loan losses.

Nonperforming assets at the dates indicated were:

	At September 30,
	2010	2009
	(in thousands)
Nonaccrual loans	$60	$189
Accruing loans past due 90 days or more	—	6

Total nonperforming loans		195

Other real estate owned, net	—	153

Total nonperforming assets (1)	$60	$348

(1)	A restructured loan of $205,823 at September 30, 2009 was not included as a non-performing asset because, both at September 30, 2009 and currently, we expect that the applicable borrower will satisfy in full all of its payment obligations, both interest payments and repayment of principal, in accordance with the modified terms of the loan.

The following presents a summary of activity in the allowance for loan losses account for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Balance, beginning of period	$1,932	$1,728	$1,773	$1,652
Provision for loan losses	178	65	337	141
Loans charged-off	(85)	(39)	(109)	(69)
Recoveries	1	17	25	47

Balance, end of period	$2,026	$1,771	$2,026	$1,771

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Overview. The Company’s pretax income was $994,000 for the third quarter of 2010, compared to a pretax income of $337,000 for the third quarter of 2009, an increase of $657,000. Compared to the third quarter of 2009, net interest income increased by $492,000, provision for loan losses increased by $113,000, noninterest income increased by $303,000, and noninterest expense held steady.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $492,000 to $2.8 million in the third quarter of 2010, compared to $2.3 million in the third quarter of 2009. This increase in net interest income was primarily attributable to an increase in average interest-earning assets of $39.1 million, resulting from increases in our loan portfolio and interest-earning accounts at other banks, partially offset by an increase in average interest-bearing liabilities of $16.4 million, between the third quarter of 2009 and the third quarter of 2010; these quarter over quarter changes resulted in a 26 basis point increase in net interest spread from 3.25% for the three months ended September 30, 2009 to 3.51% for the three months ended September 30, 2010. Additionally, average noninterest-bearing deposits increased by $12.5 million. Net interest margin increased by 19 basis points, from 3.64% in the third quarter of 2009 to 3.83% in the third quarter of 2010.

Provision for Loan Losses. The Company’s provision for loan losses in the third quarter of 2010 was $178,000, an increase of $113,000 over a provision of $65,000 in the third quarter of 2009, driven largely by an $11.7 million net increase in total loans in the third quarter of 2010. Net charge-offs were $84,000 in the third quarter of 2010, compared to net charge-offs of $22,000 in the third quarter of 2009. Nonperforming assets were $60,000 at September 30, 2010, compared to $348,000 at September 30, 2009.

Noninterest Income. Total noninterest income increased by $303,000, from $211,000 in the third quarter of 2009 to $514,000 in the third quarter of 2010, primarily as a result of a $278,000 gain on the sale of investment securities.

Noninterest Expense. Total noninterest expense remained steady at $2.1 million for both third quarter periods. Because of our high level of liquidity, the Bank was able to repay a $10 million medium term FHLB advance during the third quarter of 2010, incurring a loss on the early extinguishment of medium term debt of $49,000. This loss was offset by a decrease in professional fees over the comparable quarters.

Income Taxes. The Company’s income tax expense for the third quarter of 2010 was $346,000, reflecting an effective tax rate of 34.9%, compared to income tax expense of $131,000 for the third quarter of 2009, reflecting an effective tax rate of 39.0%. The lower effective tax rate for the third quarter of 2010 was attributable to higher pre-tax income relative to net non-deductible items compared to the third quarter of 2009.

Net Income Available to Common Stockholders. After the impact of dividends on our outstanding TARP preferred stock, net income available to common stockholders was $501,000 for the third quarter of 2010, compared to $196,000 for the third quarter of 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Overview. The Company’s pretax income was $2.3 million for the nine months ending September 30, 2010, compared to a pretax income of $884,000 for the nine months ending September 30, 2009, an increase of $1.4 million. Compared to the first nine months of 2009, net interest income increased by $791,000, provision for loan losses increased by $196,000, noninterest income increased by $838,000, and noninterest expense increased by $58,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $791,000 to $7.5 million in the first nine months of 2010, compared to $6.7 million in the first nine months of 2009. This increase in net interest income was primarily attributable to an $18.4 million increase in average interest-earning assets and a $6.0 million decrease in average interest-bearing liabilities between the first nine months of 2009 and the first nine months of 2010; these year-to-date over year-to-date changes resulted in a 20 basis point increase in net interest spread, from 3.25% for the nine months ended September 30, 2009 to 3.45% for the nine months ended September 30, 2010. Additionally, average noninterest-bearing deposits increased by $14.4 million. Net interest margin increased by 15 basis points, from 3.67% for the first nine months of 2009 to 3.82% for the first nine months of 2010.

Provision for Loan Losses. The Company’s provision for loan losses in the first nine months of 2010 was $337,000, compared to a provision of $141,000 in the first nine months of 2009. The increase is primarily attributable to a $26.3 million net increase in total loans in the first nine months of 2010. Net charge-offs were $84,000 in the nine months ended September 30, 2010, compared to $22,000 in net charge-offs in the nine months ended September 30, 2009.

Noninterest Income. Total noninterest income increased by $838,000, from $566,000 in the first nine months of 2009 to $1.4 million in the first nine months of 2010, primarily due to gains of $764,000 on the sale of investment securities.

Noninterest Expense. Total noninterest expense increased by only $58,000 to remain relatively constant at $6.3 million for the first nine months of 2010 and 2009. Increases in compensation expense of $227,000 were offset by decreases in FDIC assessment expenses, occupancy expenses, and professional fees of $128,000, $42,000, and $90,000, respectively. The decrease in FDIC assessment relates primarily to a $121,000 special assessment in June 2009 that did not recur in 2010.

Income Taxes. The Company’s income tax expense for the first nine months of 2010 was $799,000, reflecting an effective tax rate of 35.4%, compared to income tax expense of $296,000 for the first nine months of 2009, reflecting an effective tax rate of 33.4%. The lower effective tax rate for the first nine months of 2009 was attributable to a $48,000 tax benefit resulting from an increase in non-qualified stock options related to certain stock options that were repriced in the first quarter of 2009 and to nontaxable life insurance income.

Net Income Available to Common Stockholders. After the impact of dividends on our outstanding TARP preferred stock, net income available to common stockholders was $1,021,000 for the nine months ended September 30,

2010, compared to $578,000 for the comparable 2009 period. The Company issued TARP preferred stock on September 25, 2009, so the impact of the TARP dividends on net income in deriving net income available to common stockholders for the three and nine months ended September 30, 2009 was a minimal reduction of $10,000, compared to reductions of $147,000 and $439,000 for the comparable three and nine month periods in 2010.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At September 30, 2010	At September 30, 2009
	(in thousands)
Commitments to extend credit	$35,713	$35,943
Standby letters of credit	221	1,012
Commitments to sell loans	—	—

	$35,934	$36,955

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2010, cash and cash equivalents were $33.1 million, an increase of $7.2 million from $25.9 million at December 31, 2009, largely attributable to a $10.1 million increase in the balance of interest-bearing deposits in other banks.

In addition, we maintain a liquid available for sale investment securities portfolio. At September 30, 2010, the balance of our available for sale investment portfolio was $23.9 million, compared to a $50.1 million balance at December 31, 2009. We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders equity, which was $37.4 million at September 30, 2010, compared to $36.8 million at December 31, 2009. At September 30, 2010, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Regulatory Developments

The Small Business Jobs Act of 2010 was signed into law on September 27, 2010. The Act establishes a $30 billion Small Business Lending Fund (“SBLF”), designed to provide small banks, like the Bank, with capital to increase the availability of credit for small businesses. Qualifying banks that are currently participating in the TARP Capital Purchase Program will have the opportunity to “refinance” their TARP investment with an investment under the SBLF program, by exchanging their existing TARP preferred stock for new SBLF program preferred stock or another financial instrument that would qualify as capital. The dividend rate payable on SBLF investments could be reduced to as low as 1% from an initial dividend rate of 5%, to the extent participating institutions achieve certain levels of additional small business lending. Our Board of Directors has authorized the Company to apply to the United States Treasury to participate in this new SBLF program at the earliest opportunity. If our application is accepted, the Board of Directors will make a final decision about participation in the SBLF program once the Treasury has issued the final rules and regulations that would be applicable to the Company, but at this time we cannot determine what impact, if any, the SBLF will have on our business or operations.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of September 30, 2010 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

November 10, 2010	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer)

November 10, 2010	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for Series A Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for Series B Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.24	ARRA Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.31	Amendment to Employment Agreement of Michael S. Ives dated December 22, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.32	Amendment to Employment Agreement of John O. Guthrie dated December 21, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.33	Amendment to Employment Agreement of Sharon Curling Lessard dated December 21, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

*10.34	Amendment to Employment Agreement of Leigh C. Keogh dated December 21, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates management contract or compensatory plan or arrangement.
**	Indicates filed herewith.