Form 10-K
period 2010-12-31
HERITAGE BANKSHARES INC /VA
filed 2011-03-28
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $19,071,000. Aggregate market value was computed by reference to the sales price of the Common Stock of the registrant on June 30, 2010 of $12.00 per share and 1,589,265 shares of voting stock held by non-affiliates of the registrant on that date.

As of February 28, 2011, 2,307,502 shares of Common Stock of the registrant, par value $5.00 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), currently scheduled for June 16, 2011, are incorporated by reference into Part III hereof.

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

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products and services;

•	actions taken by our competitors;

•	changes in prevailing interest rates;

•	changes in delinquencies and defaults by our borrowers;

•	changes in loan quality and performance;

•	changes in FDIC insurance assessments;

•	legislative or regulatory changes or actions that affect our business, including new regulations imposed by the Dodd-Frank Act;

•	our ability to achieve financial goals and strategic plans;

•	our participation in the TARP Capital Purchase Program;

•	litigation; and

•	credit and other risks of lending activities.

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

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business in Norfolk, Virginia on February 7, 1977. On December 31, 2010, the Bank had assets of $264.2 million, with total loans held for investment, net, of $214.3 million and deposits of $224.2 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2010, Sentinel Financial owned an interest in Infinex Investments, Inc. and Bankers Insurance, LLC, each of which offer various insurance and investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide various investment and insurance services to our customers; however, the Bank does not at this time market insurance services to our customers.

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

Market Area

The Company is located in the Norfolk-Virginia Beach-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2010 the Bank has a total of six retail offices located in the cities of Norfolk and Virginia Beach, Virginia.

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

Competition

The banking business in the MSA, and the Company’s principal market area of Hampton Roads, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2010, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.16%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2010, we employed 58 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and employee relations are considered excellent.

Participation in TARP Capital Purchase Program

On September 25, 2009, as part of the Capital Purchase Program (the “Capital Purchase Program”) established under the Troubled Asset Relief Program (“TARP”), the Company and the U.S. Department of the Treasury (“Treasury”) entered into a Letter Agreement and a Securities Purchase Agreement – Standard Terms attached thereto (collectively, the “Securities Purchase Agreement”), as amended by a side letter agreement, pursuant to which we issued and sold, and the Treasury purchased, for an aggregate purchase price of $10,103,000 in cash, (i) 10,103 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (“Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase up to 303.00303 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (“Series B Preferred Shares”), at an exercise price of $0.01 per share. The Warrant was exercised by the Treasury on a cashless basis immediately following the closing of the transaction, resulting in the issuance to the Treasury of 303 Series B Preferred Shares.

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

The Preferred Shares and the Warrant were issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We agreed to register for resale the Preferred Shares upon the request of the Treasury. The Securities Purchase Agreement provides that the Preferred Shares will not be subject to any contractual restrictions on transfer.

The Articles of Amendment to our Articles of Incorporation filed in advance of the closing under the Capital Purchase Program provide that we may not redeem the Preferred Shares for three years except with the proceeds from a “Qualified Equity Offering” (as defined in the Articles of Amendment). However, under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended the Emergency Economic Stabilization Act of 2008 (the “EESA”), and pursuant to an agreement with the Treasury pertaining to the ARRA, we may, subject to consultation with the Federal Reserve Bank of Richmond, redeem all or certain portions of the Preferred Shares at any time for the aggregate liquidation preference amount plus any accrued and unpaid dividends, without first raising additional capital in an equity offering.

The Preferred Shares are not convertible into any other securities and generally are non-voting. The Preferred Shares have no maturity date and rank senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. In addition, the Securities Purchase Agreement provides for certain restrictions on dividend payments and stock repurchases by the Company. The Treasury may unilaterally amend the Securities Purchase Agreement and all related documents to the extent required to comply with any changes in applicable federal statutes after the execution thereof. For additional description of the restrictions on the Company associated with its participation in the Capital Purchase Program, see Item 1A, “Risk Factors,” elsewhere in this report.

Consistent with our strategic plan, and following approval from the Treasury and other applicable regulatory authorities, on March 16, 2011 we paid approximately $2.617 million to redeem 2,606 Series A Preferred Shares, representing approximately 25% of all issued and outstanding Preferred Shares.

Small Business Lending Fund

The Small Business Jobs Act of 2010 was signed into law on September 27, 2010. The Act establishes a $30 billion Small Business Lending Fund (“SBLF”), designed to provide small banks, like the Bank, with capital to increase the availability of credit for small businesses. Qualifying banks that are currently participating in the TARP Capital Purchase Program will have the opportunity to “refinance” their TARP investment with an investment under the SBLF program, by exchanging their existing TARP preferred stock for new SBLF program preferred stock. The dividend rate payable on SBLF investments could be reduced to as low as 1% from an initial dividend rate of 5%, to the extent participating institutions achieve certain levels of additional small business lending.

We have submitted an application to the United States Treasury to participate in this new SBLF program. If our application is accepted, the Board of Directors will make a final decision about participation in the SBLF program. If we do in fact consummate an SBLF transaction, all of our TARP preferred stock would be exchanged for SBLF preferred stock (or otherwise redeemed by the Company) and we would no longer be subject to the provisions of the ARRA or EESA described above; instead, we would be subject only to regulatory requirements under the SBLF program, which may be more or less restrictive than the TARP requirements. However, at this time we cannot predict whether we will be accepted to participate (or if we will participate, if accepted) in the SBLF program or what impact (if any) participation in the SBLF would have on our business or operations.

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

Dodd-Frank Act

Generally, the regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will continue to modify the current standards and perhaps increase capital requirements for the entire banking industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010 (the “Dodd-Frank Act”), has already resulted, and will continue to result, in sweeping changes in the regulation of financial institutions designed to strengthen the operation of the financial services sector. Many of the Dodd-Frank Act’s provisions generally apply to and/or are or more likely to affect larger institutions. However, the Dodd-Frank Act contains numerous other provisions that will affect all banks and bank holding companies, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given uncertainty associated with the manner in which certain provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and/or leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. In light of the relatively early stages of this new legislation, however, it is difficult to anticipate its overall financial impact on the Company, the Bank, our customers or the financial industry in general.

The Company

Bank Holding Company Act. The Company is registered with the Federal Reserve Bank (“Federal Reserve”) as a financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), and is subject to ongoing regulation, supervision and examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. The Federal Reserve also supervises the Company’s operations and major transactions affecting its capital structure, including mergers, acquisitions and share redemptions.

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

Consistent with the general changing regulatory environment described above, under the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies (and systematically important non-bank financial companies). The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

Source of Strength for Subsidiary. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength for its subsidiaries and to commit resources to support them. More specifically, pursuant to the Dodd-Frank Act, the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary such as the Bank. In addition, any capital loans made by the Company to its subsidiaries may be repaid only after the applicable subsidiary’s deposits and various other obligations are repaid in full and, in the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends to its shareholders depends upon the cash dividends it receives from the Bank. The Company must first pay operating expenses from funds it receives from the Bank; therefore, shareholders may receive cash dividends from the Company only to the extent that funds are available after payment of operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying cash dividends except out of operating earnings and permits dividends only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Virginia corporation, the Company’s payment of cash dividends is also subject to the restrictions under Virginia law on the declaration of cash dividends. Under such provisions, a corporation is prohibited from paying any cash dividends if after paying such cash dividend the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain preferential liquidation rights. Furthermore, as a result of our participation in the TARP Capital Purchase Program, (i) we may not pay dividends on our common stock unless we have paid (and continue to pay) in full all dividends owed on the Preferred Shares issued to the Treasury under the Capital Purchase Program, and (ii) we may not increase the quarterly dividends we pay on our common stock (currently $0.06 per share) without the Treasury’s prior consent. (See “The Bank - Dividends” below for discussion regarding regulatory considerations for dividends payable by the Bank.)

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

Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include, perhaps among other things, (i) requiring publicly traded companies (not just financial institutions) to give shareholders a non-binding vote on executive compensation on a periodic basis (and at least every three years) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials (so called “proxy access” rules, which have been temporarily stayed pending further review by applicable regulatory agencies); (iii) directing federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters. Some of these provisions will not apply to the Company. Others, in particular the “say-on-pay” for executive compensation and “golden parachute” payments, provide a temporary exemption for smaller reporting companies like the Company, which will not have to comply with the requirements for two years; however, as discussed elsewhere in this report, as a participant in the TARP Capital Purchase Program the Company is currently subject to “say-on-pay” voting requirements and numerous restrictions on the compensation payable to certain of its executives. We expect the remaining provisions, including the changes in broker discretionary voting and, when and if implemented, the proxy access rules to apply to the Company.

Legislation

Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) was enacted on July 30, 2002. SOX is not a banking law, but applies to all public companies, including the Company. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Given the extensive role of the SEC in implementing and interpreting the rules relating to many of SOX’s requirements, and the continuing evolution of SOX’s requirements, the impact on the Company of these requirements has changed and may continue to change for some time. SOX includes additional disclosure requirements and corporate governance rules for public companies and other related rules adopted by the SEC for public companies, increases criminal penalties for violations of the securities laws, and mandates further studies of specified issues by the SEC and other federal government agencies. SOX also provides for the federal regulation of accounting firms that provide services to public companies and mandates additional listing standards for the securities exchanges. Not all of the rules that the SEC has adopted implementing the provisions of SOX presently apply to the Company because certain of the rules have delayed effective dates and/or do not apply to companies, like us, whose securities are quoted solely on over-the counter securities markets. The SEC has also extended the effective dates of certain rules after their adoption.

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

United States Treasury Department Oversight (TARP and SBLF). In October 2008, the United States Department of the Treasury, the Federal Reserve Board and the Federal Deposit Insurance Corporation jointly announced additional programs pursuant to the EESA to address instability in the financial markets. Subsequently, on February 17, 2009, the ARRA was enacted and modified many previously established provisions of the EESA. As described in greater detail above under “Business - Participation in TARP Capital Purchase Program”, we applied under the TARP Capital Purchase Program established pursuant to the EESA (and modified by the ARRA) for additional capital in the form of preferred stock, and we were approved for and on September 25, 2009 received $10.103 million in additional capital. Until we repay the investment by the Treasury under the Capital Purchase Program, we will be subject to all applicable provisions of the EESA and ARRA, and the regulations promulgated thereunder, which include, among other things, certain restrictions on capital repurchases, cash dividends and executive compensation.

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

These restrictions and limitations generally will apply to the Company until we have redeemed the Preferred Shares we sold to the Treasury under the Capital Purchase Program. Under the ARRA, such redemption is permitted without penalty and without the need to raise new capital (as was required under the terms of the original Program), subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. Consistent with our strategic plan, and following approval from the Treasury and other applicable regulatory authorities, on March 16, 2011 we paid approximately $2.617 million to redeem 2,606 Series A Preferred Shares, representing approximately 25% of all issued and outstanding Preferred Shares.

The Small Business Jobs Act of 2010 was signed into law on September 27, 2010. The Act establishes a $30 billion SBLF, designed to provide small banks, like the Bank, with capital to increase the availability of credit for small businesses. Qualifying banks that are currently participating in the TARP Capital Purchase Program will have the opportunity to “refinance” their TARP investment with an investment under the SBLF program, by exchanging their existing TARP preferred stock for new SBLF program preferred stock. The dividend rate payable on SBLF investments could be reduced to as low as 1% from an initial dividend rate of 5%, to the extent participating institutions achieve certain levels of additional small business lending.

We have submitted an application to the United States Treasury to participate in this new SBLF program. If our application is accepted, the Board of Directors will make a final decision about participation in the SBLF program. If we do in fact consummate an SBLF transaction, all of our TARP preferred stock would be exchanged for SBLF preferred stock (or otherwise redeemed by the Company) and we would no longer be subject to the provisions of the ARRA or EESA described above; instead, we would be subject only to regulatory requirements under the SBLF program, which may be more or less restrictive than the TARP requirements. However, at this time we cannot predict whether we will be accepted to participate (or if we will participate, if accepted) in the SBLF program, or what impact (if any) participation in the SBLF would have on our business or operations.

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “CFP Bureau”) within the Federal Reserve Board. The CFP Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFP Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFP Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the CFP Bureau against state-chartered institutions.

The Bank

General. The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the SCC. The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

Transactions with Affiliates; Loans to Insiders. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve Board limit the types and amounts of these transactions that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company (or the non-bank subsidiaries of the bank holding company) be limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company (and all such nonbank subsidiaries), to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on these transactions begin to apply to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Banks are also subject to prohibitions on certain tying arrangements by which a depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Privacy Standards. The Bank is subject to the FDIC’s regulations implementing the privacy protection provisions of the GLB Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Branch Banking. All banks located in Virginia are authorized to branch statewide. Accordingly, a bank located anywhere in Virginia has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within the Bank’s market area. Applicable Virginia statutes permit regulatory authorities to approve de novo branching in Virginia by institutions located in states that would permit Virginia institutions to branch on a de novo basis into those states. Prior to the enactment of the Dodd-Frank Act, national and state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2010, no reserves were required to be maintained on the first $10.7 million of net transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.7 million and $55.2 million, and additional reserves were required on aggregate balances in excess of $55.2 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2011, no reserves will be required to be maintained on the first $10.7 million of net transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $10.7 million and $58.8 million, and additional reserves are required on aggregate balances in excess of $58.8 million in an amount equal to 10.0% of the excess. Required reserves must be maintained in the form of vault cash or in an interest-bearing account at a Federal Reserve Bank. As of December 31, 2010, the Bank met its reserve requirements.

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

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities; capital classification also affects the deposit insurance assessments paid by the bank. Furthermore, banks may be restricted in their ability to accept brokered deposits depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized may not accept such deposits. (The Federal Reserve may, on a case-by-case basis, permit member banks that are “adequately capitalized” to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.) At December 31, 2010, the Bank was classified as “well-capitalized.”

FDIC Insurance Assessments. The FDIC insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Under the Dodd-Frank Act, (i) the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 per depositor, and (ii) certain non-interest bearing deposit accounts are accorded unlimited insurance until December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 1.05% of insured deposits in fiscal 2010. These assessments will continue until the FICO bonds mature in 2017.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The prepaid assessments were based on the institutions’ estimated deposit levels over the period. The amount of our prepaid assessment, which as noted covers the fourth quarter of 2009 through the end of 2012, was approximately $1.1 million and was paid in December 2009. Subsequent to December 31, 2009, we have and will continue to expense our regular FDIC assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank. The FDIC has stated that the prepayment requirement was imposed in response to a negative balance in the DIF, and has further indicated that prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being imposed in the future.

Under the Dodd-Frank Act, the FDIC is also required to change its method of assessment of insurance premiums to an assessment based on the average total consolidated assets of the insured depository institution less the institutions average tangible equity for the assessment period. Currently, we anticipate that the future change in the assessment base will decrease the deposit insurance premium from the amounts paid under the current assessment method based on total deposits.

The FDIC is also required to set its designated reserve ratio for each year at 1.35% of estimated insured deposits and take actions necessary to reach a reserve ratio of 1.35% of total estimated insured deposits by September 30, 2020. The FDIC may be required to increase deposit insurance premium assessments to meet the reserve ratio requirements. However, under the Dodd-Frank Act, the effects of any increases in deposit insurance premium assessments are to be offset for the benefit of depository institutions, like the Bank, with total consolidated assets of less than $10 billion.

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

•

Our need to comply with extensive and complex government regulation could have an adverse effect on our business. The banking industry is subject to extensive regulation by state and federal authorities to protect depositors, the public and/or the insurance funds maintained by the FDIC. In particular, the Dodd-Frank Act, enacted in July 2010 (and described above under Item 1, “Business-Supervision and Regulation”), implemented major changes to the regulatory regimes for banks and other financial institutions, which have resulted in some immediate effects on the Company and the Bank and will likely continue to impact us for the foreseeable future. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks, including the Bank, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. (See Item 1, “Business – Supervision and Regulation” above, for more information about applicable banking laws and regulations.) Further, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws and regulations will be adopted further regulating specific banking practices.

•

We rely heavily on our management team and on our ability to attract and retain key personnel. We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in large part by the relationships maintained with our customers by our Chief Executive Officer and our other executive and senior lending officers. We also rely heavily on our management team to maintain and evolve our internal controls, accounting and reporting systems. We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer and certain other key executives. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services; in particular, these agreements were all amended in connection with our participation in the TARP Capital Purchase Program, which resulted in certain restrictions on and adverse changes in the compensation payable (and/or that would in certain circumstances become payable) to these employees for so long as we continue as a participant in the TARP Capital Purchase Program. These restrictions, in turn, could jeopardize the Company’s relationships with the employees and make it more difficult to attract suitable candidates to serve as executive officers. The loss of our Chief Executive Officer, Chief Financial Officer or other key employees for any reason could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

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

•

The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. PATRIOT Act, the BSA, SOX, the EESA, the ARRA and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced and may continue to incur increased compliance costs, including costs related to implementing, maintaining and periodically assessing and evaluating our compliance with all applicable regulations. These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

If the Company consummates a transaction under the SBLF program described above, some of the limitations described above may be eliminated; on the other hand, as part of the SBLF program, certain other restrictions may remain in effect and/or be replaced by other similar or more stringent terms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2010, the Bank operated from seven locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage

150 Granby Street, Suite 175, Norfolk, Virginia	Retail Banking Office	Leased	3,739 sq. ft

150 Granby Street, Suite 150, Norfolk, Virginia	Corporate Headquarters (Executive, Commercial Loans and Loan Administration)	Leased	8,403 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office and Deposit Operations	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

601 Lynnhaven Parkway, Virginia Beach, Virginia	Retail Banking Office	Owned	3,165 sq. ft.

1756 Laskin Road, Virginia Beach, Virginia	Retail Banking Office and Commercial Loans	Owned	5,640 sq. ft.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board and Pink Sheets over-the-counter markets under the symbol “HBKS.” The following table sets forth the high and low closing sales price for our common stock, as reported by the OTC Bulletin Board, by calendar quarter for 2010 and 2009. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2010

Fourth Quarter	$13.00	$11.51
Third Quarter	12.50	11.30
Second Quarter	12.50	9.90
First Quarter	11.50	9.50

2009

Fourth Quarter	$10.25	$9.50
Third Quarter	10.25	9.50
Second Quarter	11.00	8.00
First Quarter	9.95	8.00

Holders

At December 31, 2010, there were approximately 877 holders of record of the 2,307,502 outstanding shares of the Company’s common stock.

Dividends

The Company has historically paid cash dividends on a quarterly basis, though the final determination regarding whether to declare and pay dividends on our common stock, and the amount of such dividends, is made at the sole discretion of the Company’s Board of Directors. Determinations by the Board of Directors with respect to dividend payments take into account the financial condition, results of operations and capital requirements of the Company and its subsidiaries, principally the Bank, as well as other relevant factors including applicable law and general business conditions, and depending on such factors the Company’s dividend policy may change from time to time at the discretion of the Board of Directors. Our ability to declare and pay dividends on our common stock is also affected by regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its stockholders, as discussed above in Item 1, “Business - Supervision and Regulation”, including restrictions resulting from the Company’s participation in the TARP Capital Purchase Program. The Company declared and paid cash dividends of $0.24 per common share, in aggregate ($0.06 per common share in quarterly dividends), in each of 2010 and 2009.

Recent Sales of Unregistered Securities

No securities were sold by the Company within the past three years that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan Information

The Company makes grants of options to purchase common stock of the Company pursuant to its stock option plans. Information regarding the Company’s outstanding equity compensation plans as of December 31, 2010 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	241,400	$12.62	43,600
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	241,400	$12.62	43,600

(1)	The Heritage 2006 Equity Incentive Plan previously approved by our shareholders, as amended and restated by our Board of Directors effective January 28, 2009 (“2006 Incentive Plan”), authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under its pre-existing 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

Repurchases of Equity Securities by Issuer and Affiliated Purchasers

The Company did not repurchase any shares of its common stock during the fourth quarter of its fiscal year ending December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009	2008
Return on average assets (1)	0.74%	0.40%	0.28%
Return on average equity (2)	5.60%	3.62%	2.60%
Average equity to average assets (3)	13.29%	10.99%	10.89%
Dividend payout ratio (4)	36.92%	61.54%	82.76%

(1)	Net income after tax, before preferred stock dividend and accretion of discount, divided by average total assets.
(2)	Net income after tax, before preferred stock dividend and accretion of discount, divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Represents common dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. The Company’s total assets decreased by $7.5 million, or 2.7%, from $274.6 million at December 31, 2009 to $267.1 million at December 31, 2010. The decrease in assets resulted primarily from a $7.3 million, or 28.1%, decrease in cash and cash equivalents. A $32.8 million, or 18.1%, increase in loans, net of allowance, was almost entirely offset by a $32.7 million decrease in investment securities available for sale.

Liquid Assets. Liquid assets, which include cash and cash equivalents, certificates of deposit in other banks and investment securities, decreased by $40.0 million, from $76.0 million at December 31, 2009 to $36.0 million at December 31, 2010. Investment securities available for sale were $17.4 million at December 31, 2010 compared to $50.1 million at December 31, 2009, a decrease of $32.7 million, or 65.3%.

Loans. Loans held for investment, net, were $214.3 million at December 31, 2010, an increase of $32.8 million, or 18.1%, from the loan balance of $181.5 million at December 31, 2009.

Asset Quality. Nonperforming assets were $263,000, or 0.10% of assets, at December 31, 2010, compared to $314,000, or 0.11% of assets, at December 31, 2009. The Company’s sole nonperforming asset as of December 31, 2010 consisted of a Bank branch site that we no longer plan to utilize.

Deposits. Average total deposits increased by $6.7 million, or 3.0%, from $223.5 million during the twelve months ended December 31, 2009 to $230.2 million during the twelve months ended December 31, 2010. Average core deposits increased by $9.6 million over the comparable twelve-month periods, partially offset by a $2.9 million decrease in certificates of deposit. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 29.1% in 2009 to 34.4% in 2010, further contributing to the improvement in our net interest margin.

At December 31, 2010, an increase in noninterest-bearing deposits of $8.9 million partially offset a decrease in interest-bearing deposits of $13.9 million, resulting in a net decrease in total deposits of $5.0 million, or 2.2%, from $229.1 million at December 31, 2009 to $224.1 million at December 31, 2010. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, decreased by $11.6 million, or 6.2%, from $187.3 million at December 31, 2009 to $175.7 million at December 31, 2010. Certificates of deposit increased by $6.6 million between the comparable twelve month periods.

Borrowed Funds. Borrowed funds decreased by $3.5 million, from $7.0 million at December 31, 2009 to $3.5 million at December 31, 2010, primarily from repayments of Federal Home Loan Bank medium term advances.

Capital. Stockholders’ equity increased by $802,000, or 2.2%, from $36.8 million at December 31, 2009 to $37.6 million at December 31, 2010, primarily as a result of a $947,000 increase in retained earnings and $124,000 in proceeds and associated tax benefits from stock option exercises recorded in additional paid-in capital. These increases were offset by a decrease in other comprehensive income of $466,000, primarily attributable to a $32.7 million decrease in the balance of available for sale investment securities between the periods.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and other Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, (a) volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, (b) spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and (c) margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2010 and 2009, our average interest-earning assets were $262.6 million and $247.6 million, respectively. During these same years, our net interest margins, on a tax-equivalent basis, were 3.89% and 3.66%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth for the Company, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts on a tax-equivalent basis of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. In preparing the table, nonaccrual loans are included in the average loan balance.

	YEAR ENDED DECEMBER 31, 2010			YEAR ENDED DECEMBER 31, 2009			YEAR ENDED DECEMBER 31, 2008
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
				(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$193,394	$10,218	5.28%	$177,897	$9,022	5.07%	$167,596	$9,863	5.87%
Investment securities - taxable	41,996	1,404	3.34%	54,790	2,141	3.91%	36,377	1,663	4.57%
Investment securities - non-taxable (2)	—	—	—%	—	—	—%	765	50	6.48%
FHLB and Federal Reserve Stock	2,232	40	1.79%	1,718	27	1.59%	1,054	47	4.48%
Federal funds sold	651	1	0.12%	3,210	2	0.06%	8,008	143	1.76%
Other interest income	24,365	132	0.54%	9,943	93	0.93%	563	7	1.28%

Total interest-earning assets	262,638	11,795	4.49%	247,558	11,285	4.56%	214,363	11,773	5.48%

Noninterest-earning assets
Other real estate owned	102			181			—
Other assets	17,656			17,049			18,812

Total assets	$280,396			$264,788			$233,175

Interest-bearing liabilities
Money market, NOW accounts	$98,962	$586	0.59%	$103,646	$688	0.66%	$88,469	$1,419	1.60%
Savings deposits	2,957	6	0.20%	2,883	17	0.58%	2,459	22	0.92%
Certificates of deposit	49,072	806	1.64%	52,026	1,371	2.64%	52,609	2,035	3.86%

Total interest-bearing deposits	150,991	1,398	0.93%	158,555	2,076	1.31%	143,537	3,476	2.42%

Other borrowings	10,982	144	1.30%	10,104	140	1.36%	9,147	236	2.54%

Total interest-bearing liabilities	161,973	1,542	0.96%	168,659	2,216	1.31%	152,684	3,712	2.43%

Noninterest-bearing liabilities
Demand deposits	79,237			65,009			52,660
Other liabilities	1,930			2,030			2,440

Total liabilities	243,140			235,698			207,784

Stockholders’ equity	$37,256			$29,090			$25,391

Total liabilities and stockholders’ equity	$280,396			$264,788			$233,175

Net interest income and interest rate spread		$10,253	3.53%		$9,069	3.25%		$8,061	3.05%

Net interest margin			3.89%			3.66%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	162.15%			146.78%			140.40%

(1)	The calculations are based on daily average balances.
(2)	Yields are stated on a taxable-equivalent basis assuming tax rates in effect for the periods presented.
(3)	For the purposes of these computations, non-accrual loans are included in average loan balances.

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

	Year Ended December 31, 2010 vs. 2009 Increase (Decrease) Due to			Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$808	$388	$1,196	$570	$(1,411)	$(841)
Investment securities taxable	(454)	(283)	(737)	745	(267)	478
Investment securities non-taxable	—	—	—	(50)	—	(50)
FHLB & FRB stock	9	4	13	20	(40)	(20)
Federal funds sold	(2)	1	(1)	(54)	(87)	(141)
Other interest income	91	(52)	39	88	(2)	86

Total interest income	452	58	510	1,319	(1,807)	(488)

Interest expense
Deposits:
Money Market/NOW accounts	(30)	(72)	(102)	210	(941)	(731)
Savings deposits	—	(11)	(11)	4	(9)	(5)
Certificates of deposit	(74)	(491)	(565)	(23)	(641)	(664)
Borrowings	11	(7)	4	22	(118)	(96)

Total interest expense	(93)	(581)	(674)	213	(1,709)	(1,496)

Net interest income Increase (decrease)	$545	$639	$1,184	$1,106	$(98)	$1,008

Comparison of Operating Results for the Twelve Months Ended December 31, 2010 and 2009

Overview. The Company’s pretax income was $3.2 million for the twelve months ended December 31, 2010, compared to a pretax income of $1.6 million for the twelve months ended December 31, 2009, an increase of $1.6 million. Compared to the 2009 full year, net interest income increased by $1.1 million, provision for loan losses increased by $199,000, noninterest income increased by $1.1 million, and noninterest expense increased by $420,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $1.1 million to $10.2 million for the twelve months of 2010, compared to $9.1 million in the twelve months of 2009. This increase in net interest income was primarily attributable to a $15.1 million increase in average interest-earning assets and a $6.7 million decrease in average interest-bearing liabilities between 2009 and 2010. These year over year changes, along with a 35 basis point decrease in the cost of interest-bearing liabilities, partially offset by a 7 basis point decrease in the yield on interest-earning assets, resulted in a 28 basis point increase in net interest spread; specifically, our net interest spread increased from 3.25% for the twelve months ended December 31, 2009 to 3.53% for the twelve months ended December 31, 2010. Additionally, average noninterest-bearing deposits increased by $14.2 million, and net interest margin increased by 23 basis points, from 3.66% for 2009 to 3.89% for 2010.

Provision for Loan Losses. The Company’s provision for loan losses was $368,000 in 2010, compared to a provision of $169,000 in 2009. The increase was primarily attributable to a $33.1 million increase in total loans in 2010. Net charge-offs were $51,000 in the twelve months ended December 31, 2010, compared to $48,000 in net charge-offs in the twelve months ended December 31, 2009.

Noninterest Income. Total noninterest income increased by $1.1 million, from $782,000 in 2009 to $1.8 million in 2010, primarily due to gains of $994,000 on the sale of investment securities.

Noninterest Expense. Total noninterest expense increased by $420,000, from $8.1 million for 2009 to $8.5 million for 2010. The Bank repaid $15.0 million in medium term FHLB advances, incurring a loss of $263,000 on the early extinguishment of debt. Increases in compensation expense of $366,000 were offset by decreases in FDIC assessment expenses and professional fees of $149,000 and $119,000, respectively. The decrease in FDIC assessment relates primarily to a $121,000 special assessment in June 2009 that did not recur in 2010.

Income Taxes. The Company’s income tax expense for 2010 was $1.1 million, reflecting an effective tax rate of 34.4%, compared to income tax expense of $541,000 for 2009, reflecting an effective tax rate of 34.0%.

Net Income Available to Common Stockholders. After the impact of dividends on our outstanding TARP preferred stock, net income available to common stockholders was $1,499,000 for the twelve months ended December 31, 2010, compared to $896,000 for the comparable 2009 period. The Company issued TARP preferred stock on September 25, 2009, so the impact of the TARP dividends on net income in deriving net income available to common stockholders for the twelve months ended December 31, 2009 was a reduction of $156,000, compared to a reduction of $587,000 for the full twelve month period in 2010.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31,
	2010	2009
Noninterest income
Service charges on deposit accounts	$445,122	$398,186
Gain on sale of investment securities	993,590	—
Gains on sale of loans held for sale, net	—	3,367
Income from bank-owned life insurance	18,151	53,601
ATM transaction fees	137,937	126,903
Credit card interchange fees	40,231	32,556
Merchant discount fees	39,043	36,142
Late charges and other fees on loans	85,387	42,861
Other	83,468	88,030

Total noninterest income	$1,842,929	$781,646

	Years Ended December 31,
	2010	2009
Noninterest expense
Compensation	$4,431,787	$4,066,419
Data processing	555,963	505,638
Occupancy	771,639	793,460
Furniture and equipment	585,833	629,585
Taxes and licenses	342,066	272,538
Professional fees	349,967	468,510
FDIC assessment	307,016	456,459
Loss on early extinguishment of debt	262,800	—
Marketing	121,851	82,050
Telephone	115,925	102,282
Stationery and supplies	74,528	78,373
Loss on disposal or impairment of fixed assets	6,484	7,588
Service bureau	57,731	60,798
ATM expense	114,237	106,627
Expenses related to other real estate owned	29,972	38,322
Travel	26,786	26,450
Seminars and education	23,576	17,113
Loan servicing	29,237	18,464
Courier	32,899	32,154
Corporate insurance	48,530	53,455
Postage	58,646	67,561
Shareholder expense	45,391	52,992
Other miscellaneous	109,065	144,970

Total noninterest expense	$8,501,929	$8,081,808

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2010 were $214.3 million compared with $181.5 million at December 31, 2009, an increase of $32.8 million, or 18.1%, primarily attributable to an increase in loans secured by real estate. As a percentage of average earning assets, average loans were 73.6% for the year ended 2010 and 71.9% for the year ended 2009.

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

The following table sets forth, at the dates indicated, our loan portfolio composition by type of loan:

	At December 31,
	2010	2009	2008	2007	2006

Commercial	$37,227,510	$31,909,596	$32,847,457	$26,108,173	$19,752,244
Real estate - mortgage	156,283,295	127,086,368	112,371,561	101,095,900	92,513,346
Real estate - construction	18,350,483	18,276,222	27,883,927	23,104,633	23,780,496
Installment and consumer	3,898,757	5,362,277	4,385,595	4,149,881	4,731,529

Total gross loans	215,760,045	182,634,463	177,488,540	154,458,587	140,777,615

Allowance for loan losses	(2,089,557)	(1,773,125)	(1,652,174)	(1,399,875)	(1,373,000)
Unearned loan costs (fees)	671,276	683,132	725,238	791,439	713,894

Loans, net	$214,341,764	$181,544,470	$176,561,604	$153,850,151	$140,118,509

The following table presents, at December 31, 2010, (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2010

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$16,033,801	$10,547,963	$10,645,746	$37,227,510	17.25%
Real Estate-mortgage	4,832,382	18,710,633	132,740,280	156,283,295	72.43%
Real Estate-construction	6,287,470	9,390,870	2,672,143	18,350,483	8.51%
Installment and consumer	1,513,077	1,198,562	1,187,118	3,898,757	1.81%

	$28,666,730	$39,848,028	$147,245,287	$215,760,045	100.00%

Loans Maturing After 1 Year	Total
Fixed rate loans	$60,540,327
Variable rate loans (includes loans subject to call)	126,552,988

$187,093,315

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

Our allowance for loan losses was $2,089,557, or 0.97% of total loans held for investment, net of unearned fees and costs, at December 31, 2010. This compares to an allowance of $1,773,125, or 0.97% of such loans, at year-end 2009. These allowance figures are reflected in the table below.

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

The following table sets forth, for the periods indicated, a summary of activity in our allowance for loan losses:

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Balance at beginning of year	$1,773,125	$1,652,174	$1,399,875	$1,373,000	$1,335,001

Charge-offs:
Commercial	13,000	7,659	130,429	188,911	28,623
Real estate	135,217	87,966	231,370	—	—
Consumer	13,401	928	36,019	8,030	62,228

Total charge-offs	161,618	96,553	397,818	196,941	90,851

Recoveries
Commercial	14,258	47,066	186,740	106,245	42,606
Real estate	82,484	—	—	—	—
Consumer	13,808	1,365	10,607	12,927	21,982

Total recoveries	110,550	48,431	197,347	119,172	64,588

Net (recoveries) charge-offs	51,068	48,122	200,471	77,769	26,263

Provision for loan losses	367,500	169,073	452,770	104,644	64,262

Balance at end of period:	$2,089,557	$1,773,125	$1,652,174	$1,399,875	$1,373,000

Ratio of net charge-offs to average loans outstanding	0.03%	0.03%	0.12%	0.05%	0.02%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.97%	0.97%	0.93%	0.90%	0.97%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of our allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2010, 2009, 2008, 2007 and 2006. The allocation presented for each year reflects an allocation methodology that we adopted in 2005 for the year ended December 31, 2004 and that we have continued to utilize in all subsequent years.

	At December 31
	2010		2009		2008		2007		2006
	Amount	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
	(Dollars in Thousands)
Loan Type Allocation
Real estate – mortgage	$1,393	72.43%	$1,132	69.59%	$991	63.31%	$849	65.45%	$812	65.72%
Real estate – construction	162	8.51%	161	10.00%	244	15.71%	194	14.96%	18	16.89%
Commercial	327	17.25%	279	17.47%	296	18.51%	231	16.90%	365	14.03%
Consumer	34	1.81%	47	2.94%	38	2.47%	35	2.69%	75	3.36%

	1,916	100.00%	1,619	100.00%	1,569	100.00%	1,309	100.00%	1,270	100.00%

Specific problem loans	—		—		—		20		—
Unallocated	174		154		83		71		103

	$2,090		$1,773		$1,652		$1,400		$1,373

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.
(2)	As a result of loan reclassification, allocations between loan categories may have changed to maintain comparability between years.

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

REO is recorded at the lower of cost or estimated fair value as determined generally by appraisals. If the fair value of REO is less than the book value of the loan formerly secured by such REO, the fair value becomes the new cost basis of the REO, and the difference between the book value and the fair value is charged against either the allowance for loan losses on the date of foreclosure or completion of the appraisal, or the allowance for REO at the date of change of management’s intent with regard to its own property. Subsequent valuations are periodically performed and valuation allowances are established if the carrying value of the real estate exceeds estimated fair value. Other repossessed assets are carried at the lower of cost or estimated fair value as determined by independent surveys or appraisals at the time of repossession. If the fair value of the repossessed asset is less than the book value of the loan formerly secured by such repossessed asset, the difference between the book value and the fair value is charged to the allowance for loan losses on the date of repossession.

The following table sets forth, for the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans and restructured loans) and total nonperforming assets:

	At December 31,
	2010	2009	2008	2007	2006

Nonaccrual loans (1)	$—	$935	$30,754	$136,650	$169,642
Accruing loans past due 90 days or more	—	48	9,937	26,709	7,865

Total nonperforming loans	—	983	40,691	163,359	177,507

Real estate owned, net	263,413	313,300	177,500	—	—

Total nonperforming assets	$263,413	$314,283	$218,191	$163,359	$177,507

Total nonperforming assets to total assets	0.10%	0.11%	0.08%	0.07%	0.08%

(1)	Includes restructured loans of $136,650 and $169,642 at December 31, 2007 and 2006, respectively. There were no restructured loans at December 31, 2008. Restructured loans of $1,469,771 at December 31, 2009 are not included as nonaccrual loans because, both at December 31, 2009 and currently, we expect that the applicable borrowers will satisfy in full all of their payment obligations, both interest payments and repayment of principal, in accordance with the modified terms of their respective loans. There were no restructured loans at December 31, 2010.

As of the end of the period ended December 31, 2010, there are no loans in respect of which any known information about possible credit problems of borrowers cause our management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Any such doubts or concerns that develop subsequent to that date, if any, may later result in loans being disclosed as nonaccrual, accruing but past due 90 days or more, or troubled debt restructurings.

Loans Held for Sale

There were no loans held for sale at December 31, 2010 or 2009.

Investment Securities

Our investment portfolio is a source of liquidity and is our second largest category of earning assets. At December 31, 2010, our investment portfolio included FNMA and FHLMC mortgage-backed securities. In addition to the investment securities, we also invest in federal funds sold as well as certificates of deposits and money market accounts in other banks. Securities available for sale were $17.4 million at December 31, 2010, compared with $50.1 million at December 31, 2009. There were no securities held to maturity at December 31, 2010 or 2009.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and securities held to maturity, in each case as applicable, for the years ended December 31, 2010, 2009 and 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Securities available for sale
Mortgage-backed securities	$16,744,391	$624,006	$—	$17,368,397

Total securities available for sale	16,744,391	624,006	—	17,368,397

Total securities (1)	$16,744,391	$624,006	$—	$17,368,397

(1)	At December 31, 2010, the Company held no securities classified as held to maturity.

At December 31, 2009
Securities available for sale
U.S. government sponsored enterprises	$5,000,000	$—	$25,000	$4,975,000
Mortgage-backed securities	43,773,714	1,354,652	—	45,128,366

Total securities available for sale	48,773,714	1,354,652	25,000	50,103,366

Total securities (1)	$48,773,714	$1,354,652	$25,000	$50,103,366

(1)	At December 31, 2009, the Company held no securities classified as held to maturity.

At December 31, 2008
Securities available for sale
U.S. Treasury Securities	$1,761,259	$12,493	$3	$1,773,749
Mortgage-backed securities	57,961,180	1,011,768	3,751	58,969,197

Total securities available for sale	$59,722,439	$1,024,261	$3,754	$60,742,946

Total securities (1)	$59,722,439	$1,024,261	$3,754	$60,742,946

(1)	At December 31, 2008, the Company held no securities classified as held to maturity.

The following table presents the contractual maturity distribution and estimated weighted average yields, based on amortized cost, of our investment securities portfolio at December 31, 2010. Actual maturities will differ from contractual maturities because mortgage-backed securities will amortize and may be prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Mortgage-backed securities	$492,055	4.04%	$10,960,561	3.58%	$5,291,775	4.31%	$—	—%	$16,744,391	3.82%

Total	$492,055	4.04%	$10,960,561	3.58%	$5,291,775	4.31%	$—	—%	$16,744,391	3.82%

At December 31, 2010, there were no securities of any issuer (other than FNMA and FHLMC mortgage-backed securities) that exceeded 10% of the Company’s stockholders’ equity.

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

Our deposit base includes large denomination certificates of deposit of $100,000 or more. These large denomination CDs represented approximately 0.8% and 1.3% of total deposits at December 31, 2010 and 2009, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	Year Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest-bearing NOW, money market and savings accounts	$101,918,669	0.58%	$106,528,856	0.66%	$90,928,206	1.59%
Time deposits	49,071,815	1.64%	52,026,226	2.64%	52,609,295	3.86%

Total interest-bearing deposits	150,990,484	0.93%	158,555,082	1.31%	143,537,501	2.42%
Demand and other noninterest-bearing deposits	79,237,551	—	65,008,976	—	52,660,199	—

Total average deposits	$230,228,035	0.61%	$223,564,058	0.93%	$196,197,700	1.77%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2010:

Remaining maturity

Less than three months	$—
Over three months through six months	760,411
Over six months through twelve months	839,204
Over twelve months	215,192

Total	$1,814,807

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2010, borrowings included $2,377,697 million in securities sold under agreements to repurchase. Other borrowings of $1,086,547 at December 31, 2010 consisted of participated loans sold by the Bank with disproportionate cash flows to the buyer. Generally accepted accounting principles consider these loans to be incomplete transfers because risk is not proportionate and require that this type of participation be classified as a borrowing. Because of this treatment, the entire loan balance is reported in loans held for investment and not reduced for the participation.

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

Liquid assets, which include cash and due from banks, certificates of deposit in other banks, fed funds sold and nonpledged securities available for sale, totaled $33.6 million at December 31, 2010. In addition, our funding sources at December 31, 2010 consisted of established borrowing capacity with the FHLB, subject to qualifying collateral availability, equal to 20.0% of the Bank’s total assets, or $52.8 million, and established federal funds lines with correspondent banks. At December 31, 2010, there was no outstanding balance with the FHLB.

Certificates of deposit that are scheduled to mature within one year totaled $31.6 million at December 31, 2010. These deposits are generally considered to be rate sensitive. While our liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, we believe we have the ability to raise additional deposits by conducting deposit promotions. In the event we require funds beyond our ability to generate them internally, we could borrow from established lines or obtain funds through the sale of investment securities from our available for sale portfolio. Management believes our liquidity sources are sufficient to satisfy our current operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $37.6 million, or 14.1% of assets, at December 31, 2010, compared to $36.8 million, or 13.4% of assets, at December 31, 2009. Stockholders’ equity increased primarily as a result of a $947,000 increase in retained earnings and $124,000 in proceeds and associated tax benefits from stock option exercises recorded in additional paid-in capital. These increases were offset by a decrease in other comprehensive income of $466,000. The Company paid aggregate dividends of $0.24 per common share in each of 2010 and 2009. The dividend payout ratio on our common shares was 36.92% in 2010, compared to 61.54% in 2009.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). Our total capital ratio was 17.15% at December 31, 2010, compared to 18.36% at December 31, 2009; our Tier 1 capital ratio was 16.24% at December 31, 2010, compared to 17.50% at December 31, 2009; and our leverage ratio was 13.24% at December 31, 2010, compared to 13.06% at December 31, 2009. These ratios all exceed the mandated minimum regulatory capital requirements.

The following table presents information on the capital amounts and ratios for the Company and the Bank as of December 31, 2010 and 2009:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$39,257	17.15%	$18,313	8.0%	N/A	N/A
Bank	$35,978	15.75%	$18,270	8.0%	$22,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$37,168	16.24%	$9,156	4.0%	N/A	N/A
Bank	$33,888	14.84%	$9,135	4.0%	$13,702	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$37,168	13.24%	$11,225	4.0%	N/A	N/A
Bank	$33,888	12.16%	$11,145	4.0%	$13,931	5.0%

At December 31, 2009

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$37,674	18.36%	$16,416	8.0%	N/A	N/A
Bank	$34,785	16.99%	$16,382	8.0%	$20,477	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,901	17.50%	$8,208	4.0%	N/A	N/A
Bank	$33,012	16.12%	$8,191	4.0%	$12,286	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,901	13.06%	$10,999	4.0%	N/A	N/A
Bank	$33,012	12.08%	$10,927	4.0%	$13,659	5.0%

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

Contractual Obligations and Commitments

In the normal course of business we have various outstanding contractual obligations that will require future cash outflows. In addition, we have commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table presents information regarding our outstanding contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Securities sold under agreements to repurchase	$2,378	$2,378	$—	$—	$—
Other borrowings	1,087	306	646	135	—
Operating lease obligations	1,620	239	493	513	375
Deposits	224,102	207,287	16,353	462	—
Deferred compensation	1,137	68	121	100	848
Purchase obligations	2,465	1,094	1,110	261	—

Total contractual cash obligations	$232,789	$211,372	$18,723	$1,471	$1,223

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

The following table reflects our other commitments outstanding as of December 31, 2010:

Commitments to extend credit	$34,178,926
Standby letters of credit	184,000

Total other commitments	$34,362,926

Asset/Liability Management

Our primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of our interest income and interest expense and the market value of our interest-earning assets and interest-bearing liabilities. Our ability to manage interest rate risk generally depends on our ability to match the maturities, repricing characteristics and expected future cash flows of our assets and liabilities while taking into account the separate goals of maintaining asset quality, liquidity and achieving the desired level of net interest income.

One of the methods we use to manage interest rate risk is the management of the Bank’s net interest income at risk. This technique estimates the impact of instantaneous and parallel changes in interest rates on net interest income over the twelve months following a specified balance sheet date. In this analysis, a base net interest income scenario is computed assuming interest rates that existed on interest-bearing assets and liabilities at the balance sheet date. With the balance sheet held constant, instantaneous and parallel interest rate changes are then applied to the base interest rates and net interest income is calculated for each level of increase and decrease in interest rates. The sensitivity of net interest income to each change in interest rates is measured by the change in net interest income from the base net interest income scenario.

Numerous factors may result in the net interest income estimates resulting from this methodology to differ from actual results. Changes to the shape of the yield curve are typically not consistent with an instantaneous and parallel shift in interest rates. Also, changes in interest rates do not affect all assets and liabilities equally. For example, interest rates of certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. Certain assets may have features that restrict changes on their interest rates on a short term basis.

The following table illustrates the expected effect on net interest income for the twelve months following the end of 2010 due to immediate and parallel changes in interest rates. Estimated changes in net interest income are dependent on assumptions including, but not limited to, those discussed above.

Effect on Bank Net Interest Income

	For the Twelve Months Following December 31, 2010
	Change in Net Interest Income
	(dollars in thousands)
Change in Interest Rates	Amount		%

+200 basis points	$(340.3)		(3.13%)
+100 basis points	(193.6)		(1.78%)
-100 basis points	NM	(1)	N	M(1)
-200 basis points	NM	(1)	N	M(1)

(1)	NM – Due to historically low interest rates, management believes that parallel interest rate changes on interest-bearing assets and interest-bearing liabilities in these scenarios are not meaningful.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the consolidated balance sheets of Heritage Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis LLC

Galax, Virginia

March 23, 2011

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and due from banks	$3,055,518	$4,597,898
Interest-bearing deposits in other banks	12,923,520	14,738,116
Federal funds sold	400,402	2,667,701

Total cash and cash equivalents	16,379,440	22,003,715
Certificates of deposit in other banks	2,259,592	3,936,031
Securities available for sale, at fair value	17,368,397	50,103,366
Loans, net
Held for investment, net of allowance for loan losses of $2,089,557 and $1,773,125, respectively	214,341,764	181,544,470
Accrued interest receivable	668,173	746,466
Stock in Federal Reserve Bank (“FRB”), at cost	587,150	586,000
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,773,300	1,475,800
Other real estate owned	263,413	313,300
Premises and equipment, net	11,164,513	11,890,993
Other assets	2,282,247	1,954,020

Total assets	$267,087,989	$274,554,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits
Noninterest-bearing	$85,308,242	$76,429,367
Interest-bearing	138,794,096	152,706,795

Total deposits	224,102,338	229,136,162

Federal Home Loan Bank Advance	—	5,000,000
Securities sold under agreements to repurchase	2,377,697	2,016,235
Other borrowings	1,086,547	—
Accrued interest payable	100,506	118,401
Other liabilities	1,841,432	1,504,928

Total liabilities	229,508,520	237,775,726

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value – 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 10,103 shares issued and outstanding at both December 31, 2010 and December 31, 2009	10,103,000	10,103,000
Fixed rate cumulative perpetual preferred stock, Series B, 303 shares issued and outstanding at both December 31, 2010 and December 31, 2009	303,000	303,000
Common stock, $5 par value – 6,000,000 shares authorized; 2,307,502 and 2,291,352 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	11,537,510	11,456,760
Additional paid-in capital	6,657,704	6,472,893
Retained earnings	8,801,093	7,854,024
Discount on preferred stock	(234,681)	(288,812)
Accumulated other comprehensive income, net	411,843	877,570

Total stockholders’ equity	37,579,469	36,778,435

Total liabilities and stockholders’ equity	$267,087,989	$274,554,161

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010 and 2009

	2010	2009
Interest and dividend income
Loans and fees on loans	$10,170,857	$9,015,074
Taxable investment securities	1,403,457	2,140,695
Dividends on FRB and FHLB stock	39,996	27,276
Interest on federal funds sold	812	2,085
Other interest income	132,378	92,586

Total interest income	11,747,500	11,277,716

Interest expense
Deposits	1,397,569	2,076,112
Borrowings	144,281	139,458

Total interest expense	1,541,850	2,215,570

Net interest income	10,205,650	9,062,146
Provision for loan losses	367,500	169,073

Net interest income after provision for loan losses	9,838,150	8,893,073

Noninterest income
Service charges on deposit accounts	445,122	398,186
Gains on sale of loans held for sale, net	—	3,367
Income from bank-owned life insurance	18,151	53,601
Gain on sale of investment securities	993,590	—
Late charges and other fees on loans	85,387	42,861
Other	300,679	283,631

Total noninterest income	1,842,929	781,646

Noninterest expense
Compensation	4,431,787	4,066,419
Data processing	555,963	505,638
Occupancy	771,639	793,460
Furniture and equipment	585,833	629,585
Taxes and licenses	342,066	272,538
Professional fees	349,967	468,510
FDIC assessment	307,016	456,459
Loss on early extinguishment of debt	262,800	—
Marketing	121,851	82,050
Telephone	115,925	102,282
Stationery and supplies	74,528	78,373
Loss on disposal or impairment of fixed assets	6,484	7,588
Other	576,070	618,906

Total noninterest expense	8,501,929	8,081,808

Income before provision for income taxes	3,179,150	1,592,911
Provision for income taxes	1,093,229	541,245

Net income	2,085,921	1,051,666
Preferred stock dividends and accretion of discount	(586,551)	(156,166)

Net income available to common stockholders	$1,499,370	$895,500

Earnings per common share
Basic	$0.65	$0.39

Diluted	$0.65	$0.39

Dividends per common share	$0.24	$0.24

Weighted average common shares outstanding – basic	2,301,957	2,285,074
Effect of dilutive stock options	8,933	10,287

Weighted average common shares outstanding – assuming dilution	2,310,890	2,295,361

The notes to consolidated financial statements are an integral part of these statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

	Preferred Shares		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	2,279,252	$11,396,260	$6,329,854	$7,438,911	$673,535	$25,838,560

Comprehensive income:
Net income for 2009	—	—	—	—	—	1,051,666	—	1,051,666
Change in unrealized gain on securities available-for-sale, net of tax of $105,110	—	—	—	—	—	—	204,035	204,035

Total comprehensive income	—	—	—	—	—	—	—	1,255,701
Exercise of stock options and related tax benefits	—	—	12,100	60,500	37,321	—	—	97,821
Equity-based compensation expense	—	—	—	—	216,642	—	—	216,642
Issuance of Series A preferred stock	10,103	10,103,000	—	—	—	—	—	10,103,000
Issuance of Series B preferred stock	303	303,000	—	—	—	—	—	303,000
Costs related to issuance of preferred stock	—	—	—	—	(110,924)	—	—	(110,924)
Net accretion from issuance of preferred stock warrants	—	(288,812)	—	—	—	(14,188)	—	(303,000)
Cash dividends on preferred stock	—	—	—	—	—	(73,947)	—	(73,947)
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(548,418)	—	(548,418)

Balance, December 31, 2009	10,406	$10,117,188	2,291,352	$11,456,760	$6,472,893	$7,854,024	$877,570	$36,778,435

Comprehensive income:
Net income for 2010	—	—	—	—	—	2,085,921	—	2,085,921
Change in unrealized gain on securities available-for-sale, net of tax of $239,920	—	—	—	—	—	—	(465,727)	(465,727)

Total comprehensive income	—	—	—	—	—	—	—	1,620,194
Exercise of stock options and related tax benefits	—	—	16,150	80,750	43,473	—	—	124,223
Equity-based compensation expense	—	—	—	—	141,338	—	—	141,338
Net accretion from issuance of preferred stock warrants	—	54,131	—	—	—	(54,131)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(532,420)	—	(532,420)
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(552,301)	—	(552,301)

Balance, December 31, 2010	10,406	$10,171,319	2,307,502	$11,537,510	$6,657,704	$8,801,093	$411,843	$37,579,469

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$2,085,921	$1,051,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	367,500	169,073
Amortization of loan yield adjustments, net	363,526	381,426
Depreciation, amortization and accretion, net	828,838	914,917
Stock-based compensation	141,338	216,642
Deferred compensation	65,591	149,655
Exercise of stock options tax benefit	31,173	14,496
Net (gains) losses on:
Sale of securities	(993,590)	—
Sale, disposal or impairment of property, plant and equipment	6,484	7,588
Sale or impairment of other real estate owned	29,627	24,200
Net gain on bank-owned life insurance	(18,151)	(53,601)
Changes in assets/liabilities, net
Decrease(increase) in interest receivable and other assets	8,136	(1,179,713)
Increase(decrease) in interest payable and other liabilities	267,792	(283,198)

Net cash provided by operating activities	3,184,185	1,413,151

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	36,321,130	20,888,769
Purchases of securities available for sale	(46,052,671)	(26,064,135)
Proceeds from sales of securities available for sale	42,499,712	—
Net decrease/(increase) in certificates of deposit in other banks	1,676,439	(2,976,031)
Proceeds from sale of other real estate owned	283,673	—
Net increase in loans held for investment	(33,528,320)	(5,693,363)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(438,750)	(1,999,500)
Redemption of Federal Home Loan Bank stock and Federal Reserve Bank stock	140,100	883,200
Purchases of premises and equipment	(132,287)	(631,729)
Proceeds from sales of premises and equipment	—	14,945
Proceeds from bank owned life insurance	—	134,463

Net cash provided by/(used for) investing activities	769,026	(15,443,381)

Cash flows from financing activities:
Proceeds from exercise of stock options	93,050	83,325
Net increase/(decrease) in deposits	(5,033,824)	13,354,471
Proceeds from Federal Home Loan Bank advances	101,355,000	154,550,000
Repayments of Federal Home Loan Bank advances	(106,355,000)	(154,550,000)
Net increase in securities sold under agreements to repurchase	361,462	769,699
Proceeds from federal funds purchased	—	43,735,000
Repayment of federal funds purchased	—	(43,736,000)
Proceeds from other borrowings	1,160,000	—
Repayments of other borrowings	(73,453)	—
Net proceeds from issuance of preferred stock	—	9,992,076
Cash dividends paid	(1,084,721)	(622,365)

Net cash provided by/(used for) financing activities	(9,577,486)	23,576,206

Increase(decrease) in cash and cash equivalents	(5,624,275)	9,545,976

Cash and cash equivalents, beginning of period	22,003,715	12,457,739

Cash and cash equivalents, end of period	$16,379,440	$22,003,715

Supplemental disclosure:
Interest paid	$1,559,745	$2,333,806
Income taxes paid	$1,193,052	$445,000
Noncash financing activities:
Transfer of loans to other real estate owned	$—	$160,000
Noncash investing activities:
Transfer of premises and equipment to other real estate owned	$263,413	—

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiary, Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2010 the Company serves as the holding company for its wholly-owned subsidiary, Heritage Bank.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2010, Sentinel Financial owned an interest in Infinex Investments, Inc. (formerly Bankers Investment Group, LLC) and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. In addition, at December 31, 2010, Sentinel Financial owned other real estate owned. This real estate is recorded at fair value.

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

Certificates of Deposit in Other Banks

The Company invests in certificates of deposit at other financial institutions with original maturity dates between six and twenty-five months. All such existing certificates of deposit will mature during the year 2011.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired through foreclosure, acceptance of a deed in lieu of foreclosure or loans in which the Company receives physical possession of the debtor’s real estate or change of management’s intent towards its own property. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate. Net operating income of such properties, exclusive of depreciation, is included in other income and related depreciation expense is included in other expense.

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

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets, ranging from 2 years to 40 years.

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

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2010, no valuation allowance has been provided against the Company’s deferred tax asset.

The Company analyzes tax positions taken or expected to be taken on its tax returns to determine if it has any liability related to uncertain tax positions in accordance with guidance on income taxes. Liabilities, if any, resulting from this evaluation are recorded in the current period.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer, as well as a Supplemental Executive Retirement Plan with its current Chief Executive Officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2010, the discount rate the Company utilized to determine the deferred compensation liability under such plans was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2010, the Company has one stock-based compensation plan, the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009 (the “2006 Incentive Plan”). The Company has adopted accounting guidance related to share-based payments, which requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the issuing entity’s financial statements as services are performed. The Company had no existing stock options that remained unvested as of January 1, 2006. A description of the 2006 Incentive Plan and additional required disclosures are included in Note 10.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments will have no impact on the financial statements.

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

In July 2010, the Receivables topic of the FASB Accounting Standards Codification (“ACS”) was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. Disclosures about Troubled Debt Restructurings (“TDRs”) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

As described above under Item 1, “Business – Supervision and Regulation”, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

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

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on the financial statements.

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

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2010	2009
Unrealized holding gains on available-for-sale securities	$287,944	$309,145

Realized gains on sales of available-for-sale securities, net of tax	(993,590)	—

Tax effect on realized gains	337,820	—

Tax effect on unrealized gain	(97,901)	(105,110)

Other comprehensive income, net of tax	$(465,727)	$204,035

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these required reserve balances amounted to $3,532,000 and $3,935,000, respectively.

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010
Securities available for sale
Mortgage-backed securities	$16,744,391	$624,006	$—	$17,368,397

Total securities available for sale	$16,744,391	$624,006	$—	$17,368,397

Total securities (1)	$16,744,391	$624,006	$—	$17,368,397

At December 31, 2009
Securities available for sale
U.S. Treasury securities	$5,000,000	$—	$25,000	$4,975,000
Mortgage-backed securities	43,773,714	1,354,652	—	45,128,366

Total securities available for sale	$48,773,714	$1,354,652	$25,000	$50,103,366

Total securities (1)	$48,773,714	$1,354,652	$25,000	$50,103,366

(1)	At December 31, 2010 and 2009, the Company held no securities classified as held to maturity.

Investment securities having an amortized cost of $6,396,463 and $3,717,818 at December 31, 2010 and 2009, respectively, are made available for retail repurchase agreements. The estimated fair values of these securities were $6,621,095 and $3,943,615 at December 31, 2010 and 2009, respectively.

Gross proceeds from sales of securities available for sale were $42,499,712 in 2010. Gross gains associated with these sales were $993,590; there were no gross losses from these sales. There were no sales of securities available for sale during the year 2009.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. The current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2010
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

The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale		Securities Held to Maturity (1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$492,055	$501,601	$—	$—
Due after one year through five years	10,960,561	11,324,702	—	—
Due after five years through ten years	5,291,775	5,542,094	—	—
Due after ten years	—	—	—	—

Total	$16,744,391	$17,368,397	$—	$—

(1)	At December 31, 2010, the Company held no securities classified as held to maturity.

NOTE 5 – LOANS

Loans consist of the following:

	At December 31,
	2010	2009

Commercial	$37,227,510	$31,909,596
Real estate - mortgage	156,283,295	127,086,368
Real estate - construction	18,350,483	18,276,222
Installment and consumer	3,898,757	5,362,277

Total loans:	215,760,045	182,634,463

Allowance for loan losses	(2,089,557)	(1,773,125)
Unearned loan fees/costs	671,276	683,132

Loans net	$214,341,764	$181,544,470

Nonperforming assets were:

	At December 31,
	2010	2009

Nonaccrual loans	$—	$935
Accruing loans past due 90 days or more	—	48

Total nonperforming loans	—	983

Real estate owned, net	263,413	313,300

Total nonperforming assets	$263,413	$314,283

If interest on nonaccrual loans had been accrued, such interest would have approximated $240 and $5,450, in 2010 and 2009, respectively, none of which was recognized in income. There were no nonaccrual loans at December 31, 2010.

A summary of the activity in the allowance for loan losses account is as follows:

	At December 31,
	2010	2009

Balance, beginning of year	$1,773,125	$1,652,174
Provision for loan losses	367,500	169,073
Loans charged-off	(161,618)	(96,553)
Recoveries	110,550	48,431

Balance, end of year	$2,089,557	$1,773,125

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Current	Total Loans Outstanding	Loans 90 days past due and accruing

Commercial	$—	$—	$—	$—	$37,227,510	$37,227,510	$—
Real Estate Mortgage	129,131	—	—	129,131	156,154,164	156,283,295	—
Real Estate Construction	—	—	—	—	18,350,483	18,350,483	—
Consumer	—	—	—	—	3,898,757	3,898,757	—

Total	$129,131	$—	$—	$129,131	$215,630,914	$215,760,045	$—

The Bank utilizes an internal system based on payment history as its primary credit indicator on its commercial and commercial real estate loan portfolios. Loans that consistently meet an established historical payment schedule are not given further scrutiny other than that given in the ordinary course of business. Any loan that misses its normal payment date falls into a category of heightened scrutiny to determine whether a potential weakness exists. Based upon the collection and analysis of certain data, if there is a determination that no weakness exists, the loan will be given no further heightened scrutiny. If, however, current financial information indicates a potential weakness, aggressive investigation will begin into collateral values and borrower ability to pay to determine loss potential to the Bank. If loss potential is small, the loan is placed into a category of continued monitoring. If loss potential is high, the process of collateral realization may begin.

The following table is a summary of credit quality indicators related to the Bank’s commercial and real estate loans at December 31, 2010:

	Commercial	Commercial Real Estate	Real Estate Construction	Total
	2010	2010	2010	2010
Category:
Normal review	$37,227,510	$99,516,228	$18,350,483	$155,094,221
Closely monitored	—	1,470,536	—	1,470,536
In collection	—	—	—	—

Total	$37,227,510	$100,986,764	$18,350,483	$156,564,757

For regulatory purposes, the Bank utilizes an internal credit classification system to manage the credit quality of its commercial and real estate loan portfolios. Loans classified as substandard have well-defined weaknesses and typically have experienced a degradation in either the current value of the pledged collateral or of the paying capacity of the borrower. These loans carry a distinct possibility that the Bank could sustain some loss unless the weakness is corrected. Loans classified as doubtful have uncorrected weaknesses that have a high possibility of loss. A loan may reside in this classification temporarily until a currently unquantifiable expected loss can be determined with a greater degree of accuracy. Any loan classified in the Loss risk class is considered uncollectible and is to be charged-off within 30 days or less.

The following table presents a summary of commercial and real estate loans classified by this internal credit classification at December 31, 2010:

	Commercial	Commercial Real Estate	Real Estate Construction	Total
	2010	2010	2010	2010
Grade:
Pass	$37,220,245	$98,435,617	$16,756,896	$152,412,758
Substandard	7,265	2,551,147	1,593,587	4,151,999
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$37,227,510	$100,986,764	$18,350,483	$156,564,757

The Bank utilizes delinquency status in its evaluation of credit exposure for consumer loans, which include both revolving and closed-end mortgages, installment, and personal loans. Consumer loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at December 31, 2010:

	Consumer Mortgages	Installment and Other Consumer	Total

Performing	$55,296,531	$3,898,757	$59,195,288
Nonperforming	—	—	—

Total	$55,296,531	$3,898,757	$59,195,288

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology:

	Allowance for Loan Losses and Recorded Investment in Loans
	For the Year Ended December 31, 2010
	Commercial	Real Estate Mortgage	Real Estate Construction	Consumer	Unallocated	Total

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$12,867	$—	$—	$—	$12,867

Ending balance:
Collectively evaluated for impairment	326,858	1,380,071	161,332	34,258	174,171	2,076,690

Ending balance:
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total Ending Balance	$326,858	$1,392,938	$161,332	$34,258	$174,171	$2,089,557

	Commercial	Real Estate Mortgage	Real Estate Construction	Consumer		Total

Total loans:

Ending balance:
Individually evaluated for impairment	$—	$1,470,536	$—	$—		$1,470,536

Ending balance:
Collectively evaluated for impairment	37,227,510	154,812,759	18,350,483	3,898,757		214,289,509

Ending balance:
Loans acquired with deteriorated credit quality	—	—	—	—		—

Total Ending Balance	$37,227,510	$156,283,295	$18,350,483	$3,898,757		$215,760,045

(1)	Certain loans were evaluated for impairment at December 31, 2010. Based on this evaluation process, it was determined that no impairment was required.

The Company had no impaired loans at December 31, 2010. The following table reflects the average daily recorded investment in impaired loans during the year and interest income recognized on those loans:

	Impaired Loans For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized

With no allowance recorded:
Commercial	$—	$—	$—	$44,148	$2,541
Real Estate Mortgage	—	—	—	—	—
Real Estate Construction	—	—	—	—	—
Consumer	—	—	—	9,181	660

Total	$—	$—	$—	$53,329	$3,201

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real Estate Mortgage	—	—	—	—	—
Real Estate Construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$44,148	$2,541
Real Estate Mortgage	—	—	—	—	—
Real Estate Construction	—	—	—	—	—
Consumer	—	—	—	9,181	660

Total	$—	$—	$—	$53,329	$3,201

The following is a summary of information pertaining to impaired loans for the year ending December 31, 2009:

At December 31,
2009
Impaired loans without a valuation allowance	$1,470,706
Impaired loans with a valuation allowance	—

Total impaired loans:	$1,470,706

Valuation allowance related to impaired loans	$—

Year Ended December 31,
2009
Daily average investment in impaired loans during the year	$534,814
Interest income recognized on impaired loans	$23,315

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2010	2009
Land and improvements	$3,745,091	$4,008,504
Buildings and improvements	5,379,511	5,341,873
Leasehold improvements	1,710,267	1,710,267
Equipment, furniture and fixtures	3,256,609	3,203,404
Fixed assets not in service	12,429	15,200

	14,103,907	14,279,248
Less - accumulated depreciation	(2,939,394)	(2,388,255)

	$11,164,513	$11,890,993

Depreciation expense for the years ended December 31, 2010 and 2009 was $588,870 and $626,247, respectively. In 2010 and 2009, the Company incurred losses on disposal and impairment charges related to equipment of $6,484 and $7,588, respectively.

The Company leases approximately 12,000 square feet of office space for executive and operating offices and a branch. The initial lease term, which began in 2007, is for ten years expiring in 2017 with four renewal options of five years each. The Company pays a minimum rent plus annual adjustments based on a CPI index. Total rent expense for the years ended December 31, 2010 and 2009 amounted to $219,950 and $266,908, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2010 were as follows:

2011	$239,290
2012	244,075
2013	248,957
2014	253,936
2015	259,015
2016-2017	375,092

$1,620,365

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following at the dates indicated:

	December 31,
	2010	2009

Money Market and NOW	$87,467,499	$108,244,180
Savings	2,902,126	2,652,171
Certificates of deposit $100,000 and over	1,814,807	3,089,532
Other time deposits	46,609,664	38,720,912

	$138,794,096	$152,706,795

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$31,609,679
2012	15,929,936
2013	422,631
2014 and thereafter	462,225

$48,424,471

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Investment securities having an amortized cost of $6,396,463 and $3,717,818 and fair values of $6,621,095 and $3,943,615 were made available to secure retail repurchase agreements at December 31, 2010 and 2009, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2010	2009
Balance at end of year	$2,377,697	$2,016,235
Average balance during the year	$2,324,621	$2,441,107
Weighted average interest rate during the year	0.19%	0.18%
Interest expense during the year	$4,417	$4,403
Maximum month-end balance during the year	$5,389,039	$3,626,402

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2010, a credit availability for the Bank in an amount equal to 20% of the Bank’s total assets. At December 31, 2010, the Bank had no outstanding advances under the FHLB credit line. Borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, home equity lines of credit, multifamily mortgage loans, and commercial real estate loans.

	December 31,
	2010	2009
Balance at end of year	$—	$5,000,000
Average balance during the year	$8,275,726	$7,493,288
Weighted average interest rate during the year	1.49%	1.82%
Interest expense during the year	$125,340	$134,271
Maximum month-end balance during the year	$23,500,000	$22,550,000

Other borrowings consist of participated loans sold by the Bank with disproportionate cash flows to the buyer. Generally accepted accounting principles consider these loans to be incomplete transfers because risk is not proportionate and require that this type of participation be classified as a borrowing. Because of this treatment, the entire loan balance is reported in loans held for investment and not reduced for the participation. At December 31, 2010, the outstanding balance for other borrowings was $1,086,547.

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per common share (“EPS”) in accordance with generally accepted accounting principles related to earnings per share. EPS is calculated after giving effect to payments made and other obligations in respect of the Company’s outstanding shares of preferred stock, and the components of the Company’s EPS calculations are as follows:

	Years Ended December 31,
	2010	2009
Net income available to common stockholders (numerator, basic and diluted)	$1,499,370	$895,500
Weighted average common shares outstanding (denominator)	2,301,957	2,285,074

Earnings per common share – basic	$0.65	$0.39

Effect of dilutive securities
Weighted average common shares outstanding	2,301,957	2,285,074
Effect of stock options	8,933	10,287

Diluted average common shares outstanding (denominator)	2,310,890	2,295,361

Earnings per common share – assuming dilution	$0.65	$0.39

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

Any difference in the number of shares used for basic earnings per common share and diluted earnings per common share for each of the two years results solely from the dilutive effect of stock options. Options on an average of 121,374 shares and 232,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2010 and December 31, 2009, respectively, because the effects of the corresponding stock options were antidilutive.

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

A total of 206,400 options were outstanding under the 2006 Incentive Plan at December 31, 2010. For purposes of determining the “fair value”, as prescribed by accounting guidance for share-based payments, of options granted under the 2006 Incentive Plan, the measurement date is the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

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

The estimates of fair value derived from the Black-Scholes option pricing model are theoretical values for stock options, and changes in assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the options are exercised. There were 8,000 options granted in 2009; in addition, in January 2009, the Board of Directors modified the exercise price of a total of 132,000 outstanding option awards held by its named executive officers (see the Company’s Form 8-K filed on February 3, 2009 for additional information regarding such option modifications). No options were granted or modified in 2010. The fair value of options granted/modified, as applicable, were estimated using the following assumptions:

	Year Ended December 31
	2010	2009
		New Option Grants	Modified Options
Expected dividend yield	—	2.15%	2.15%
Expected stock price volatility	—	33.8%	33.8%
Risk-free interest rate	—	2.85%	1.44-2.14%
Expected life of options	—	6.5 years	3.5-4.7 years
Weighted average fair value of options granted or modified during the period	—	$2.51	$1.29
Incremental average fair value of options modified during the period	—	—	$0.55

The following table presents a summary of stock option activity during 2010 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding at January 1, 2010	267,000	$12.02
Granted	—	—
Exercised	(16,150)	5.76
Forfeited/expired	(9,450)	7.42

Outstanding at December 31, 2010	241,400	$12.62	5.7	$258

Exercisable at December 31, 2010	190,200	$12.74	5.5	$197

Outstanding at January 1, 2009	295,000	$14.10	—	—
Granted	8,000	8.25	—	—
Exercised	(12,100)	6.89	—	—
Forfeited/expired	(23,900)	7.25	—	—

Outstanding at December 31, 2009	267,000	$12.02	6.1	$111

Exercisable at December 31, 2009	176,600	$11.78	5.6	$103

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the applicable year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 and 2009, as applicable. The value changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2010 and December 31, 2009 was $91,686 and $42,635, respectively. Cash received from option exercises during 2010 and 2009 was $93,050 and $83,325, respectively. The total fair value of shares underlying options that vested during the same periods was $151,544 and $98,760, respectively.

The amount charged against income, before income tax benefit of $10,694, in relation to the stock-based payment arrangement was $141,338 for the year ended December 31, 2010. The amount charged against income, before income tax benefit of $60,899, in relation to the stock-based payment arrangement was $216,642 for the year ended December 31, 2009. At December 31, 2010, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $84,163 and is currently expected to be recognized over a weighted average period of 0.8 years as follows:

Stock-Based Compensation Expense
(in thousands)
For the year ended December 31:
2011	$68
2012	12
2013	4

Total	$84

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

Deferred Compensation Plans

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer.

The Company is a party to a Supplemental Executive Retirement Plan (“SERP”) with Michael S. Ives, President & Chief Executive Officer of the Company and the Bank, that provides for an immediately accrued retirement benefit of $25,000 for Mr. Ives. Under the SERP, Mr. Ives will be paid $25,000 each year for ten years, in equal monthly installments (i.e., $2,083.33), in accordance with the terms and on the schedule set forth in the SERP.

In addition, under his Executive Deferred Compensation Agreement effective February 1, 2010, Mr. Ives may (but is not obligated to) elect to defer a portion of his annual base salary each calendar year (an “Elective Deferral”), pursuant to an advance election process that complies with Internal Revenue Code Section 409A. The Elective Deferrals and related investment earnings are nominally funded through a grantor Deferred Compensation Plan Trust (i.e., a “Rabbi Trust”), where the Company is the grantor for income tax purposes and pursuant to which assets of the Company are maintained as reserves against the Company’s obligations under the Executive Deferred Compensation Agreement. The Elective Deferrals are 100% vested at all times, and the Elective Deferrals and any related investment earnings are payable (in a lump sum and/or installments) at separation from service, a change in control of the Company, a specified date, death and/or disability, as specified by Mr. Ives with respect to each Elective Deferral.

The Company’s policy for these deferred compensation plans is to accrue the present value of estimated amounts to be paid under the applicable agreements over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2010 and 2009, other liabilities included $897,393 and $751,348, respectively, related to these plans. Compensation expense related to these plans was $65,591 and $149,655 for the years ended December 31, 2010 and 2009, respectively.

Employee Stock Ownership Plan

The Board of Directors adopted an Employees’ Stock Ownership Plan (the “ESOP”) effective January 1, 1998. The ESOP covers substantially all employees after they have met eligibility requirements, and funds contributed to the plan are used to purchase outstanding common stock of the Company.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2010 and 2009, respectively. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2010 and 2009, the ESOP owned 13,686 and 13,385 shares, respectively, of common stock of the Company. There were no stock purchases by the ESOP for the years ended December 31, 2010 or 2009. No shares were distributed from the ESOP to terminated employees during either year. During 2010 and 2009, certain ESOP participants returned a total of 301 and 3,114, respectively, shares of common stock to the Company to correct inadvertent over-distributions of ESOP shares from the plan. At December 31, 2010 and 2009, the fair market value of the shares held by the ESOP totaled $171,075 and $127,158, respectively.

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a 401(k) Retirement Program (the “401(k) Plan”). Eligible employees who have completed the required months of service are eligible to participate and make contributions. The Company makes employer matching contributions. The Company expensed $94,955 and $78,964 for 401(k) Plan matching contributions during the years ended December 31, 2010 and December 31, 2009, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

At December 31, 2010, the Company had other real estate owned in the amount of $263,413, consisting of a Bank branch site that the Company does not plan to utilize in the future. At December 31, 2009, the Company had other real estate owned of $313,300.

NOTE 12 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income are as follows:

	Years Ended December 31,
	2010	2009

Credit card interchange fees	$40,231	$32,556
ATM transaction fees	137,937	126,903
Merchant discount fees	39,043	36,142
Other miscellaneous	83,468	88,030

Total other noninterest income	$300,679	$283,631

The components of other noninterest expense are as follows:

	Years Ended December 31,
	2010	2009

ATM expense	$114,237	$106,627
Expenses related to other real estate owned	29,972	38,322
Postage	58,646	67,561
Courier	32,899	32,154
Service bureau	57,731	60,798
Corporate insurance	48,530	53,455
Travel	26,786	26,450
Shareholder expense	45,391	52,992
Seminars and education	23,576	17,113
Loan servicing	29,237	18,464
Other miscellaneous	109,065	144,970

Total other noninterest expense	$576,070	$618,906

NOTE 13 – INCOME TAXES

The principal components of income tax expense are as follows:

	Years Ended December 31,
	2010	2009
Federal income tax expense - current	$1,288,471	$589,980
Deferred federal income tax benefit	(195,242)	(48,735)

Income tax expense	$1,093,229	$541,245

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows:

	Years Ended December 31,
	2010	2009
Federal income tax expense (at 34% statutory rate)	$1,080,911	$542,454
Effect of tax-exempt interest	(30,236)	(4,190)
Effect of life insurance proceeds, premiums, and increases in value, net	(3,737)	(15,790)
Effect of incentive stock options	37,361	12,760
Other	8,930	6,011

Income tax expense	$1,093,229	$541,245

A cumulative net deferred tax asset is included in other assets at December 31, 2010 and 2009. The components of the asset are as follows:

	At December 31,
	2010	2009
Deferred Tax Assets

Deferred compensation	$300,237	$255,458
Allowance for loan losses	639,704	532,118
Non-qualifying options	117,955	107,261
Investment in partnerships	22,475	16,610
Other	21,266	7,352

Total Deferred Tax Assets	1,101,637	918,799

Deferred Tax Liabilities

Deferred loan costs, net	228,234	232,265
Net appreciation on available-for-sale securities	212,162	452,082
Depreciation on premises and equipment	210,967	233,465
Other	645	645

Total Deferred Tax Liabilities	652,008	918,457

Net Deferred Tax Assets	$449,629	$342

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank is set forth in the following table:

	2010	2009
Balance, January 1	$17,531,719	$16,835,672
Originations	5,141,077	3,152,718
Repayments	(3,425,887)	(3,297,452)
Other*	—	840,781

Balance, December 31	$19,246,909	$17,531,719

*	The “Other” balance above represents the net difference in related party loans in respect of directors who retired and were elected in 2009, as applicable.

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to such related parties amounted to $4,076,865 and $3,800,282 at December 31, 2010 and 2009, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2010 and 2009 are set forth in the following table:

	2010	2009

Commitments to extend credit	$34,178,926	$37,159,388
Standby letters of credit	184,000	1,797,060

	$34,362,926	$38,956,448

As of December 31, 2010, the Company had $7.3 million in deposits in financial institutions in excess of amounts insured by the FDIC.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject; further, the Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the table below. At December 31, 2010, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 17.15%, 16.24% and 13.24%, respectively, all in excess of the minimum requirements. There are no conditions or events that management believes have changed the Bank’s categorization.

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2010 and 2009 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$39,257	17.15%	$18,313	8.0%	N/A	N/A
Bank	$35,978	15.75%	$18,270	8.0%	$22,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$37,168	16.24%	$9,156	4.0%	N/A	N/A
Bank	$33,888	14.84%	$9,135	4.0%	$13,702	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$37,168	13.24%	$11,225	4.0%	N/A	N/A
Bank	$33,888	12.16%	$11,145	4.0%	$13,931	5.0%

At December 31, 2009

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$37,674	18.36%	$16,416	8.0%	N/A	N/A
Bank	$34,785	16.99%	$16,382	8.0%	$20,477	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,901	17.50%	$8,208	4.0%	N/A	N/A
Bank	$33,012	16.12%	$8,191	4.0%	$12,286	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,901	13.06%	$10,999	4.0%	N/A	N/A
Bank	$33,012	12.08%	$10,927	4.0%	$13,659	5.0%

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

Certificates of Deposit in Other Banks

Because all such certificates of deposit will mature during 2011, carrying value is a reasonable estimate of fair value.

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

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates fair value.

Stock in Federal Reserve Bank and Federal Home Loan Bank

The carrying value for FRB stock and FHLB stock approximates fair value.

Bank-Owned Life Insurance

The carrying value of bank-owned life insurance approximates fair value, as this investment is carried at cash surrender value.

Other Financial Assets

Because the carrying value of other financial assets is based on market prices, carrying value is a reasonable estimate of fair value.

Deposit Liabilities

The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates offered for deposits of similar remaining maturities. Weighted average rates paid and posted rates were used for December 2010 and 2009.

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

Other Borrowings and Securities Sold Under Agreements to Repurchase

The fair value of other borrowings is estimated using discounted cash flow analysis based on rates offered at the reporting date for borrowings of similar remaining maturities. The carrying amount for securities sold under agreements to repurchase is a reasonable estimate of fair value.

Accrued Interest Payable

The carrying value of accrued interest payable is a reasonable estimate of fair value.

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The carrying amounts and fair value of the Company’s financial instruments at December 31, 2010 and 2009 are presented in the following table.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Financial assets:
Cash and due from banks	$15,978	$15,978	$19,336	$19,336
Federal funds sold	401	401	2,668	2,668
Certificates of deposit in other banks	2,260	2,260	3,936	3,936
Securities available for sale	17,368	17,368	50,103	50,103
Loans held for investment	214,342	217,450	181,544	182,340
Accrued interest receivable	668	668	746	746
Stock in FRB and FHLB	2,360	2,360	2,062	2,062
Bank-owned life insurance	584	584	553	553
Other financial assets	148	148	—	—

Financial liabilities:
Deposits	224,102	224,337	229,136	229,214
Federal Home Loan Bank advance	—	—	5,000	5,053
Securities sold under agreements to repurchase	2,378	2,378	2,016	2,016
Other borrowings	1,087	1,104	—	—
Accrued interest payable	100	100	118	118

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

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Once management’s intentions change regarding utilization of its own property, that property is transferred to other real estate owned at fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs.

Other Financial Assets

Other financial assets are recorded at fair value on a recurring basis. Fair value is based on quoted market prices and are considered to be Level 2 inputs.

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis
December 31, 2010 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale:
Mortgage-backed securities	$17,368	$—	$17,368	$—
Other financial assets	148	—	148	—

Total Assets at Fair Value	$17,516	$—	$17,516	$—

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale	$50,103	—	$50,103	—

Total Assets at Fair Value	$50,103	$—	$50,103	$—

Assets Recorded at Fair Value on a Non-Recurring Basis
December 31, 2010 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$263	$—	$263	$—

Total Assets at Fair Value	$263	$—	$263	$—

December 31, 2009 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$313	$—	$313	$—

Total Assets at Fair Value	$313	$—	$313	$—

NOTE 18 – TARP CAPITAL PURCHASE PROGRAM

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

Consistent with its strategic plan, and following approval from the Treasury and other applicable regulatory authorities, on March 16, 2011 the Company paid approximately $2.617 million to redeem 2,606 Series A Preferred Shares, representing approximately 25% of all issued and outstanding Preferred Shares.

The Small Business Jobs Act of 2010 was signed into law on September 27, 2010. The Act establishes a $30 billion Small Business Lending Fund (“SBLF”), designed to provide small banks, like the Bank, with capital to increase the availability of credit for small businesses. Qualifying banks that are currently participating in the TARP Capital Purchase Program will have the opportunity to “refinance” their TARP investment with an investment under the SBLF program, by exchanging their existing TARP preferred stock for new SBLF program preferred stock. The dividend rate payable on SBLF investments could be reduced to as low as 1% from an initial dividend rate of 5%, to the extent participating institutions achieve certain levels of additional small business lending.

The Company has submitted an application to the United States Treasury to participate in this new SBLF program. If the Company’s application is accepted, the Board of Directors will make a final decision about participation in the SBLF program. If the Company does in fact consummate an SBLF transaction, all of its TARP preferred stock would be exchanged for SBLF preferred stock (or otherwise redeemed by the Company) and the Company would no longer be subject to the provisions of the ARRA or EESA described above; instead, the Company would be subject only to regulatory requirements under the SBLF program, which may be more or less restrictive than the TARP requirements. However, at this time the Company cannot predict whether the Company will be accepted to participate (or if it will participate, if accepted) in the SBLF program, or what impact, if any, participation in the SBLF would have on its business or operations.

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31,
	2010	2009
Condensed Balance Sheets

Assets

Cash and interest-bearing deposits in other banks	$2,548,805	$1,169,848
Certificates of deposit in other banks	491,679	1,212,754
Investment in subsidiary bank	34,300,271	33,889,837
Other assets	401,793	610,840

Total Assets	$37,742,548	$36,883,279

Liabilities and Stockholders’ Equity

Other liabilities	$163,079	$104,844

Total Liabilities	163,079	104,844

Preferred stock, net of discount of $234,681 and $288,812 at December 31, 2010 and 2009, respectively	10,171,319	10,117,188
Common stock	11,537,510	11,456,760
Additional paid-in capital	6,657,704	6,472,893
Retained earnings	8,801,093	7,854,024
Accumulated other comprehensive income	411,843	877,570

Stockholders’ equity	37,579,469	36,778,435

Total Liabilities and Stockholders’ Equity	$37,742,548	$36,883,279

	Years Ended December 31,
	2010	2009
Condensed Statements of Income
Dividends from subsidiary bank	$1,500,000	$1,684,601
Equity in undistributed net income of subsidiaries	734,822	(460,012)
Interest income	22,860	5,930
Other expenses	(247,942)	(267,929)

Income before income taxes	2,009,740	962,590
Income tax benefit	76,181	89,076

Net income	$2,085,921	$1,051,666

Preferred stock dividends and accretion of discount	(586,551)	(156,166)

Net income available to common stockholders	$1,499,370	$895,500

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

Heritage Bankshares, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2010	2009

Cash flows from operating activities

Net income	$2,085,921	$1,051,666
Add (deduct) items not affecting cash during the year
Stock-based compensation	141,338	216,642
Undistributed net income of subsidiaries	(734,822)	460,012
Exercise of stock options tax benefit	31,173	14,496
Changes in assets/liabilities, net
(Increase) decrease in other assets	67,708	(373,196)
Increase in other liabilities	58,235	77,231

Net cash provided by operating activities	1,649,553	1,446,851

Cash flows from investing activities
Net decrease/(increase) in certificates of deposit	721,075	(1,212,754)
Investment in wholly-owned bank subsidiary	—	(8,562,000)

Net cash provided by/(used for) investing activities	721,075	(9,774,754)

Cash flows from financing activities
Proceeds from exercise of stock options	93,050	83,325
Proceeds from sale of perpetual preferred stock	—	9,992,076
Cash dividends paid	(1,084,721)	(622,365)

Net cash provided by (used for) financing activities	(991,671)	9,453,036

Increase in cash and cash equivalents	1,378,957	1,125,133

Cash and cash equivalents at beginning of year	1,169,848	44,715

Cash and cash equivalents at end of year	$2,548,805	$1,169,848

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission (as directed under the Dodd-Frank Act) that permit the Company, as a “smaller reporting company”, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Explanatory Note

The Company will file a definitive proxy statement for its 2011 Annual Meeting of Shareholders pursuant to Regulation 14A (the “2011 Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (i.e., by April 30, 2011); accordingly, certain information that is required under Part III of this annual report on Form 10-K is omitted from this report and will be included in the 2011 Proxy Statement and is incorporated herein by reference to the 2011 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors, Executive Officers and Corporate Governance, as well as any other information required by this Item 10, shall be included in the 2011 Proxy Statement and is hereby incorporated herein by reference.

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

The information concerning Executive Compensation required by this Item 11 shall be included in the 2011 Proxy Statement and is hereby incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 shall be included in the 2011 Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning Certain Relationships and Related Transactions, and Director Independence, required by this Item 13 shall be included in the 2011 Proxy Statement and is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services required by this Item 14 shall be included in the 2011 Proxy Statement and is hereby incorporated herein by reference.

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

(a) (3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-K for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.7	Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 11, 2005.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 8-K filed on January 7, 2011.)

*10.10	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on July 5, 2006.)

Exhibit No.	Description

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.15	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on December 26, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 29, 2009.)

*10.19	Amendment to Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on March 5, 2009.)

*10.20	Amended Employment Agreement of Sharon Curling Lessard. (Incorporated herein by reference to the Company’s Form 8-K filed on January 5, 2011.)

*10.21	Amended Employment Agreement of Leigh C. Keogh. (Incorporated herein by reference to the Company’s Form 8-K filed on January 5, 2011.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.24	American Recovery and Reinvestment Act Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver for Certain Employees. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement for Certain Employees. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.31	Amendment to Employment Agreement of Michael S. Ives dated December 22, 2009. (Incorporated herein by reference to the Company’s Form 10-K filed on March 26, 2010.)

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Elliott Davis LLC.**

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.**

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.**

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: March 28, 2011	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer

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

March 28, 2011	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer) and Director

March 28, 2011	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2011	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

March 28, 2011	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

March 28, 2011	/s/ David A. Arias
David A. Arias,
Director

March 28, 2011	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

March 28, 2011	/s/ James A. Cummings
James A. Cummings,
Director

March 28, 2011	/s/ Wendell C. Franklin
Wendell C. Franklin,
Director

March 28, 2011	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

March 28, 2011	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

March 28, 2011	/s/ David L. Kaufman
David L. Kaufman,
Director

March 28, 2011	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

March 28, 2011	/s/ L. Allan Parrott
L. Allan Parrott,
Director

March 28, 2011	/s/ Donald E. Perry
Donald E. Perry,
Director

March 28, 2011	/s/ Ross C. Reeves
Ross C. Reeves,
Director

March 28, 2011	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director