Form 10-Q
period 2011-03-31
HERITAGE BANKSHARES INC /VA
filed 2011-05-11
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

A total of 2,307,502 shares of the registrant’s common stock were outstanding as of April 30, 2011.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
	(in thousands, except per share data)

ASSETS

Cash and due from banks	$4,133	$3,056
Interest-bearing deposits in other banks	16,460	12,923
Federal funds sold	399	401

Total cash and cash equivalents	20,992	16,380
Certificates of deposit in other banks	1,526	2,260
Securities available-for-sale, at fair value	17,878	17,368
Loans, net
Held for investment, net of allowance for loan losses of $2,093 and $2,090, respectively	214,507	214,342
Accrued interest receivable	663	668
Stock in Federal Reserve Bank (“FRB”), at cost	592	587
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,773	1,773
Premises and equipment, net	11,032	11,165
Other real estate owned	263	263
Other assets	2,379	2,282

Total assets	$271,605	$267,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities

Deposits
Noninterest-bearing	$80,558	$85,308
Interest-bearing	145,809	138,794

Total deposits	226,367	224,102

Federal Home Loan Bank Advances	6,000	—
Other borrowings	1,010	1,087
Securities sold under agreements to repurchase	1,020	2,378
Accrued interest payable	98	100
Other liabilities	1,919	1,841

Total liabilities	236,414	229,508

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 7,497 shares and 10,103 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	7,497	10,103
Fixed rate cumulative perpetual preferred stock, Series B, 303 shares issued and outstanding at both March 31, 2011 and December 31, 2010	303	303
Common stock, $5 par value - 6,000,000 shares authorized; 2,307,502 shares issued and outstanding at both March 31, 2011 and December 31, 2010, respectively	11,538	11,538
Additional paid-in capital	6,674	6,658
Retained earnings	9,007	8,801
Discount on preferred stock	(164)	(235)
Accumulated other comprehensive income, net	336	412

Total stockholders’ equity	35,191	37,580

Total liabilities and stockholders’ equity	$271,605	$267,088

See accompanying notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
	2011	2010
	(in thousands, except per share data)

Interest and dividend income
Loans and fees on loans	$2,855	$2,299
Taxable investment securities	148	400
Dividends on FRB and FHLB stock	12	9
Interest on federal funds sold	—	—
Other interest income	27	36

Total interest income	3,042	2,744

Interest expense
Deposits	305	355
Borrowings	16	34

Total interest expense	321	389

Net interest income	2,721	2,355
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,721	2,355

Noninterest income
Service charges on deposit accounts	92	117
Gain on sale of investment securities	—	254
Late charges and other fees on loans	16	15
Other	76	68

Total noninterest income	184	454

Noninterest expense
Compensation	1,083	1,228
Data processing	144	137
Occupancy	191	194
Furniture and equipment	146	150
Taxes and licenses	85	86
Professional fees	119	106
FDIC assessment	79	78
Marketing	39	31
Telephone	32	23
Loss on sale or impairment of fixed assets	—	33
Other	154	180

Total noninterest expense	2,072	2,246

Income before provision for income taxes	833	563
Provision for income taxes	273	202

Net income	$560	$361
Preferred stock dividends and accretion of discount	(199)	(146)

Net income available to common stockholders	$361	$215

Earnings per common share
Basic	$0.16	$0.09

Diluted	$0.16	$0.09

Dividends per common share	$0.06	$0.06

Weighted average common shares outstanding - basic	2,307,502	2,291,800
Effect of dilutive stock options	10,589	7,187

Weighted average common shares outstanding - assuming dilution	2,318,091	2,298,987

See accompanying notes to financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$560	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	—	—
Amortization of loan yield adjustments, net	94	82
Depreciation, amortization and accretion, net	157	199
Stock based compensation	16	36
Deferred compensation	66	10
Exercise of stock options tax benefit	—	13
Net (gains) losses on:
Sale of securities	—	(254)
Sale or impairment of real estate owned	—	33
Net gain on bank owned life insurance	(13)	(13)
Changes in assets/liabilities, net:
Decrease(increase) in interest receivable and other assets	(40)	143
Increase in interest payable and other liabilities	14	224

Net cash provided by operating activities	854	834

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	2,362	9,362
Purchases of securities available for sale	(3,007)	—
Proceeds from sales of securities available for sale	—	6,837
Net decrease in certificates of deposit at other banks	734	728
Proceeds from sale of other real estate owned	—	120
Net (increase)decrease in loans held for investment	(259)	3,007
Purchases of FHLB stock and FRB stock	(5)	(1)
Purchases of premises and equipment	(8)	(37)

Net cash provided by (used for) investing activities	(183)	20,016

Cash flows from financing activities:
Proceeds from exercise of stock options	—	42
Net increase(decrease) in deposits	2,265	(10,080)
Proceeds from FHLB advances	26,650	34,050
Repayments of FHLB advances	(20,650)	(34,050)
Net increase(decrease) in securities sold under agreements to repurchase	(1,358)	3,373
Repayments of other borrowings	(77)	—
Repurchase of preferred stock	(2,606)	—
Cash dividends paid	(283)	(271)

Net cash provided by(used for) financing activities	3,941	(6,936)

Increase in cash and cash equivalents	4,612	13,914

Cash and cash equivalents, beginning of period	16,380	22,004

Cash and cash equivalents, end of period	$20,992	$35,918

Supplemental disclosure:
Interest paid	$323	$372
Income taxes paid	$479	$233

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with and with reference to the audited consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 7 to our (Unaudited) Financial Statements below.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2011 to March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2011	241,400	$12.62
Granted	—	—
Exercised	—	—
Forfeited/expired	2,000	14.84

Outstanding at March 31, 2011	239,400	$12.60	5.4	$143

Exercisable at March 31, 2011	208,200	$12.59	5.3	$107

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

There were no options exercised during the three months ended March 31, 2011. The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $39,121, and cash received from exercises of options during the first three months of 2010 was $41,529.

The amount charged against income, before income tax benefit of $620, in relation to the stock-based payment arrangements was $16,173 for the three months ended March 31, 2011. The amount charged against income, before income tax benefit of $3,000, in relation to the stock-based payment arrangements was $35,894 for the three months ended March 31, 2010. At March 31, 2011, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $60,622 and is currently expected to be recognized over a weighted average period of 0.7 years as follows:

Stock-Based Compensation Expense
(in thousands)
At March 31, 2011:
2011	$47
2012	10
2013	4

Total	$61

Note 3 – Other Comprehensive Income

The components of the Company’s other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Unrealized holding gains/(losses) on available-for-sale securities	$(115)	$20
Realized gains on sales of available-for-sale securities	—	(254)
Tax effect on realized gains	—	86
Tax effect on unrealized gains/(losses)	39	(6)

Other comprehensive income, net of tax	$(76)	$(154)

Note 4 – Earnings Per Common Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share data)
Net income available to common stockholders (numerator, basic and diluted)	$361	$215
Weighted average common shares outstanding (denominator)	2,307,502	2,291,800

Earnings per common share – basic	$0.16	$0.09

Effect of dilutive securities

Weighted average common shares outstanding during the period	2,307,502	2,291,800
Effect of dilutive stock options	10,589	7,187

Weighted diluted average common shares outstanding (denominator) during the period	2,318,091	2,298,987

Earnings per common share – assuming dilution	$0.16	$0.09

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Financial assets:
Cash, due from banks, and interest-bearing deposits at other banks	$20,593	$20,593	$15,979	$15,979
Federal funds sold	399	399	401	401
Certificates of deposit in other banks	1,526	1,526	2,260	2,260
Securities available for sale	17,878	17,878	17,368	17,368
Loans held for investment	214,507	217,504	214,342	217,450
Accrued interest receivable	663	663	668	668
Stock in FRB and FHLB	2,365	2,365	2,360	2,360
Bank-owned life insurance	597	597	584	584
Other financial assets	182	182	148	148

Financial liabilities:
Deposits	226,367	226,539	224,102	224,337
FHLB advance	6,000	6,000	—	—
Securities sold under agreements to repurchase	1,020	1,020	2,378	2,378
Other borrowings	1,010	1,026	1,087	1,104
Accrued interest payable	98	98	100	100

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

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Once management’s intentions change regarding the utilization of its own property, that property is transferred to other real estate owned at fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs.

Other Financial Assets

Other financial assets are recorded at fair value on a recurring basis. Fair value is based on quoted market prices which are considered to be Level 2 inputs.

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis
March 31, 2011
in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
U.S. Treasury notes	$2,993	—	$2,993	—
Mortgage-backed securities	14,885	—	14,885	—
Other financial assets	182	—	182	—

Total Assets at Fair Value	$18,060	$—	$18,060	$—

December 31, 2010
in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
Mortgage-backed securities	$17,368	$—	$17,368	$—
Other financial assets	148	—	148	—

Total Assets at Fair Value	$17,516	$—	$17,516	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

March 31, 2011
in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$263	—	$263	—

Total Assets at Fair Value	$263	$—	$263	$—

December 31, 2010
in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$263	$—	$263	$—

Total Assets at Fair Value	$263	$—	$263	$—

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

At March 31, 2011

Securities available for sale

U.S. Treasury notes	$3,006	$—	$(13)	$2,993
Mortgage-backed securities	14,363	522	—	14,885

Total securities available for sale	$17,369	$522	$(13)	$17,878

Total securities (1)	$17,369	$522	$(13)	$17,878

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

At December 31, 2010

Securities available for sale

Mortgage-backed securities	$16,744	$624	$—	$17,368

Total securities available for sale	$16,744	$624	$—	$17,368

Total securities (1)	$16,744	$624	$—	$17,368

(1)	At March 31, 2011 and at December 31, 2010, the Company held no securities classified as held to maturity.

The following tables show gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and at December 31, 2010. Any current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the period. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

At March 31, 2011
	Less Than 12 Months		12 Months or More		Total
(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$1,994	$(13)	$—	$—	$1,994	$(13)
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$1,994	$(13)	$—	$—	$1,994	$(13)

At December 31, 2010
	Less Than 12 Months		12 Months or More		Total
(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

The amortized cost and fair value of investment securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale (in thousands)
	Amortized Cost	Fair Value

Due in one year or less	$408	$416

Due after one year through five years	12,345	12,624

Due after five years through ten years	4,616	4,838

Due after ten years	—	—

Total	$17,369	$17,878

Note 7 – Loans held for investment, net

Loans at the dates indicated consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)

Commercial	$35,885	$37,354
Real estate – commercial	102,222	101,080
Real estate – consumer	56,325	55,694
Real estate – construction	18,156	18,389
Consumer	4,012	3,915

Total loans	216,600	216,432

Allowance for loan losses	(2,093)	(2,090)

Loans, net(1)	$214,507	$214,342

(1)	Loans amounts are presented net of unearned fees and costs for March 31, 2011 and December 31, 2010.

Nonperforming assets at the dates indicated were:

	March 31, 2011	December 31, 2010
	(in thousands)

Nonaccrual loans	$—	$—
Accruing loans past due 90 days or more	—	—

Total nonperforming loans	—	—

Real estate owned, net	263	263

Total nonperforming assets	$263	$263

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At March 31,
	2011	2010
	(in thousands)
Balance, beginning of year	$2,090	$1,773
Provision for loan losses	—	—
Loans charged-off
Commercial	(1)	(13)
Real estate – commercial	—	—
Real estate – consumer	—	—
Real estate – construction	—	—
Consumer	—	(11)

Total loans charged-off	(1)	(24)

Recoveries
Commercial	2	1
Real estate – commercial	—	—
Real estate – consumer	2	—
Real estate – construction	—	—
Consumer	—	—

Total loans recovered	4	1

Net recoveries	3	(23)

Balance, end of period	$2,093	$1,750

The following table presents the aging analysis of the Company’s loan portfolio at March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Current	Total Loans Outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$35,885	$35,885	$—
Real estate – commercial	—	—	—	—	102,222	102,222	—
Real estate – consumer	—	—	—	—	56,325	56,325	—
Real estate – construction	—	—	—	—	18,156	18,156	—
Consumer	—	—	—	—	4,012	4,012	—

Total	$—	$—	$—	$—	$216,600	$216,600	$—

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Current	Total Loans Outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$37,354	$37,354	$—
Real estate – commercial	—	—	—	—	101,080	101,080	—
Real estate – consumer	131	—	—	131	55,563	55,694	—
Real estate – construction	—	—	—	—	18,389	18,389	—
Consumer	—	—	—	—	3,915	3,915	—

Total	$131	$—	$—	$131	$216,301	$216,432	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial and real estate loans at March 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)

Category:
Normal review	$35,885	$100,753	$18,156	$154,794
Closely monitored	—	1,469	—	1,469
In collection	—	—	—	—

Total	$35,885	$102,222	$18,156	$156,263

The following table is a summary of credit quality indicators related to the Bank’s commercial and real estate loans at December 31, 2010:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)

Category:
Normal review	$37,354	$99,602	$18,389	$155,345
Closely monitored	—	1,478	—	1,478
In collection	—	—	—	—

Total	$37,354	$101,080	$18,389	$156,823

For regulatory purposes, the Bank utilizes an internal credit classification system to manage the credit quality of its commercial and real estate loan portfolios. Loans classified as “substandard” have well-defined weaknesses and typically have experienced a degradation in either the current value of the pledged collateral or of the paying capacity of the borrower; these loans carry a distinct possibility that the Bank could sustain some loss unless the weakness is corrected. Loans classified as “doubtful” have uncorrected weaknesses that have a high possibility of loss; a loan may reside in this classification temporarily until a currently unquantifiable expected loss can be determined with a greater degree of accuracy. Any loan classified in the “loss” risk class is considered uncollectible and is to be charged-off within 30 days or less.

The following table presents a summary of commercial and real estate loans classified by this internal credit classification at March 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)

Grade:
Pass	$35,884	$100,141	$16,584	$152,609
Substandard	1	2,081	1,572	3,654
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$35,885	$102,222	$18,156	$156,263

The following table presents a summary of commercial and real estate loans classified by this internal credit classification at December 31, 2010:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)

Grade:
Pass	$37,346	$98,715	$16,789	$152,850
Substandard	8	2,365	1,600	3,973
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$37,354	$101,080	$18,389	$156,823

The Bank utilizes delinquency status in its evaluation of credit exposure for consumer loans, which include both revolving and closed-end mortgages as well as installment and personal loans. Consumer loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at March 31, 2011:

	Consumer Mortgages	Installment and Other Consumer	Total
	(in thousands)

Performing	$56,325	$4,012	$60,337
Nonperforming	—	—	—

Total	$56,325	$4,012	$60,337

The following table represents the credit risk profile for the consumer portfolio at December 31, 2010:

	Consumer Mortgages	Installment and Other Consumer	Total
	(in thousands)

Performing	$55,694	$3,915	$59,609
Nonperforming	—	—	—

Total	$55,694	$3,915	$59,609

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at March 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment(1)	$—	$13	$—	$—	$—	$—	$13

Ending balance:
Collectively evaluated for impairment	314	882	514	159	35	176	2,080

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$314	$895	$514	$159	$35	$176	$2,093

	Commercial	Real Estate Commercial	Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Total loans:

Ending balance:
Individually evaluated for impairment(1)	$—	$1,469	$—	$—	$—	$—	$1,469

Ending balance:
Collectively evaluated for impairment	35,885	100,753	56,325	18,156	4,012	—	215,131

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$35,885	$102,222	$56,325	$18,156	$4,012	$—	$216,600

(1)	Certain loans were evaluated for impairment at March 31, 2011. Based on this evaluation process, it was determined that no impairment was required.

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2010:

	Commercial	Real Estate Commercial	Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$13	$—	$—	$—	$—	$13

Ending balance:
Collectively evaluated for impairment	327	872	508	162	34	174	2,077

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$327	$885	$508	$162	$34	$174	$2,090

	Commercial	Real Estate Commercial	Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Total loans:

Ending balance:
Individually evaluated for impairment (1)	$—	$1,478	$—	$—	$—	$—	$1,478

Ending balance:
Collectively evaluated for impairment	37,354	99,602	55,694	18,389	3,915	—	214,954

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$37,354	$101,080	$55,694	$18,389	$3,915	$—	$216,432

(1)	Certain loans were evaluated for impairment at December 31, 2010. Based on this evaluation process, it was determined that no impairment was required.

The Company had no impaired loans at March 31, 2011. The following table reflects the average daily recorded investment in impaired loans during the quarter then-ended and interest income recognized on those loans:

	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)

With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real Estate – Commercial	—	—	—	—	—
Real Estate – Consumer	—	—	—	—	—
Real Estate – Construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real Estate – Commercial	—	—	—	—	—
Real Estate – Consumer	—	—	—	—	—
Real Estate – Construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real Estate – Commercial	—	—	—	—	—
Real Estate – Consumer	—	—	—	—	—
Real Estate – Construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

The following is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)

With no allowance recorded:
Commercial	$—	$—	$—	$44	$2
Real Estate – Commercial	—	—	—	—	—
Real Estate – Consumer	—	—	—	—	—
Real Estate – Construction	—	—	—	—	—
Consumer	—	—	—	9	1

Total	$—	$—	$—	$53	$3

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real Estate – Commercial	—	—	—	—	—
Real Estate – Consumer	—	—	—	—	—
Real Estate – Construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$44	$2
Real Estate – Commercial	—	—	—	—	—
Real Estate – Consumer	—	—	—	—	—
Real Estate – Construction	—	—	—	—	—
Consumer	—	—	—	9	1

Total	$—	$—	$—	$53	$3

Note 8 – Partial TARP Repayment

In March 2011, consistent with its strategic plan and with the approval of the U.S. Treasury, the Company repaid $2.6 million, or 25%, of its outstanding TARP preferred stock, with a resulting decrease in net income available to common shareholders of $57,000 from the accelerated accretion of a portion of the discount on its outstanding TARP preferred stock.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential”, among others, though these words are not the exclusive means of identifying such forward-looking statements. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed March 28, 2011.

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

Financial Condition of the Company at March 31, 2011

Total Assets. The Company’s total assets increased by $3.5 million, or 1.3%, from $268.1 million at March 31, 2010 to $271.6 million at March 31, 2011. The increase in assets resulted primarily from a $36.1 million, or 20.2%, increase in loans held for investment, net, offset by $32.6 million, or 44.7%, decrease in securities and cash held at other banks. An increase in total assets of $4.5 million, or 1.7%, from $267.1 million at December 31, 2010 is mainly attributable to an increase in cash and cash equivalents and certificates of deposit held at other banks of $3.9 million.

Investments. Investment securities available for sale were $17.9 million at March 31, 2011 compared to $33.9 million at March 31, 2010, a decrease of $16.0 million, or 47.2%. Certificates of deposit and interest-bearing deposits in other banks and federal funds sold decreased by a total of $16.6 million, or 47.4%, from $35.0 million at March 31, 2010 to $18.4 million at March 31, 2011. The proceeds from these decreases in investment securities, bank deposits, and federal funds sold were primarily used to fund new loans. Investments increased by $3.3 million from $33.0 million at December 31, 2010 to $36.3 million at March 31, 2011, primarily due to an increase in interest-bearing deposits held at other banks.

Loans. Loans held for investment, net, were $214.5 million at March 31, 2011, an increase of $36.1 million, or 20.2%, from the loan balance of $178.5 million at March 31, 2010. As compared to $214.3 million at December 31, 2010, loans held for investment, net, remained steady.

Asset Quality. Nonperforming assets were $263,000, or 0.10% of assets, at March 31, 2011 and December 31, 2010, compared to $310,000, or 0.12% of assets, at March 31, 2010. The Company’s sole nonperforming asset as of March 31, 2011 consisted of a bank branch site that we no longer plan to utilize.

Deposits. The Company achieved a net increase in total deposits of $7.3 million, or 3.3%, from $219.1 million at March 31, 2010 to $226.4 million at March 31, 2011. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $10.5 million, or 6.2%, from $167.7 million at March 31, 2010 to $178.2 million at March 31, 2011. An increase of $2.3 million in total deposits from $224.1 million at December 31, 2010 is the result of increases in core deposits.

Average total deposits increased by $10.5 million, or 4.8%, from $217.3 million during the three months ended March 31, 2010 compared to $227.8 million during the three months ended March 31, 2011. Average core deposits increased by $9.6 million over the comparable three-month periods. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 32.7% in the first three months of 2010 to 36.5% in the first three months of 2011, further contributing to the improvement in our net interest margin.

Borrowed Funds. Borrowed funds decreased by $2.4 million, from $10.4 million at March 31, 2010 to $8.0 million at March 31, 2011. This reduction related to a decrease of $4.4 million in securities sold under agreements to repurchase partially offset by a $2.0 million increase in Federal Home Loan Bank advances and other borrowings. Borrowings increased by $4.5 million to $8.0 million at March 31, 2011 from $3.5 million at December 31, 2010 and were used primarily to fund interest-bearing deposits in other banks.

Capital. Stockholders’ equity decreased by $1.6 million, or 4.4%, from $36.8 million at March 31, 2010 to $35.2 million at March 31, 2011. In March 2011, consistent with our strategic plan and with the approval of the U.S. Treasury, the Company redeemed 2,606 shares of Series A Preferred Stock, resulting in a decrease of $2.6 million in the outstanding balance of our TARP preferred stock. This decrease in stockholders’ equity was partially offset by an increase in retained earnings of $1.1 million between March 31, 2010 and March 31, 2011. At December 31, 2010 stockholders’ equity was $37.6 million.

Certain reclassifications have been made to prior period financial statements to conform them to the current period presentation.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Overview. The Company’s pretax income was $833,000 for the first quarter of 2011, compared to pretax income of $563,000 for the first quarter of 2010, an increase of $270,000. This increase resulted from a $366,000 increase in net interest income combined with a $174,000 decrease in noninterest expense, partially offset by a decrease in noninterest income of $270,000.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $366,000 to $2.72 million in the first quarter of 2011, compared to $2.36 million in the first quarter of 2010. Interest income in the first quarter of 2011 grew significantly, primarily due to a $36.2 million increase in our average loan portfolio compared to the first quarter of 2010. Our interest rate spread increased 50 basis points from 3.47% in the first quarter of 2010 to 3.97% in the first quarter of 2011, and our net interest margin increased 48 basis points from 3.85% in the first quarter of 2010 to 4.33% in the first quarter of 2011.

Provision for Loan Losses. No provision for loan losses was recorded for the first quarter of either 2011 or 2010.

Noninterest Income. Total noninterest income decreased by $270,000, from $454,000 in the first quarter of 2010 to $184,000 in the first quarter of 2011. The Company recognized a $254,000 gain on the sale of investment securities in the first quarter of 2010, but did not sell any securities in the first quarter of 2011, largely accounting for the decrease.

Noninterest Expense. Total noninterest expense decreased by $174,000 from $2.25 million in the first quarter of 2010 to $2.07 million in the first quarter of 2011. Compensation expense decreased by $145,000, from $1.23 million in the first quarter of 2010 to $1.08 million in the first quarter of 2011, primarily attributable to various compensation accruals in 2010 that did not recur in 2011.

Income Taxes. The Company’s income tax expense for the first quarter of 2011 was $273,000, reflecting an effective tax rate of 32.8%, compared to income tax expense of $202,000 for the first quarter of 2010, reflecting an effective tax rate of 35.9%. This reduction is primarily attributable to an increase in tax-exempt interest income from certain loans.

Net Income Available to Common Stockholders. After the impact of dividends and accelerated accretion of the discount on our outstanding TARP preferred stock, net income available to common stockholders was $361,000 for the first quarter of 2011, compared to $215,000 for the first quarter of 2010. The Company repaid $2.6 million, or 25%, of its outstanding TARP preferred stock in March 2011, with a resulting decrease in net income available to common shareholders of $57,000 from the accelerated accretion of a portion of the discount on our outstanding TARP preferred stock.

Commitments

We are a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or loans approved but not yet funded, standby letters of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of risk which have not been recognized in our consolidated balance sheets.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At March 31, 2011	At March 31, 2010
	(in thousands)
Commitments to extend credit	$37,821	$37,335
Standby letters of credit	166	1,495

	$37,987	$38,830

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, certificates of deposit in other banks, nonpledged investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2011, cash and cash equivalents and certificates of deposit at other banks were $22.5 million, an increase of $3.9 million, from $18.6 million at December 31, 2010.

In addition, we maintain a liquid available-for-sale investment securities portfolio. At March 31, 2011, the balance of our nonpledged available-for-sale investment portfolio was $16.9 million, compared to a $15.0 million balance at December 31, 2010. We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and another financial institution. Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $35.2 million at March 31, 2011, compared to $37.6 million at December 31, 2010, a decrease of $2.4 million. This decrease in capital is primarily attributable to the $2.6 million partial redemption of our outstanding Series A Preferred Stock, described above, partially offset by retained earnings. At March 31, 2011, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of March 31, 2011 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

May 11, 2011	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer)

May 11, 2011	/s/ John O. Guthrie
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