Form 10-Q
period 2011-06-30
HERITAGE BANKSHARES INC /VA
filed 2011-08-10
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to              to

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,303,108 shares of the registrant’s common stock were outstanding as of July 31, 2011.

Part I. FINANCIAL INFORMATION

Item 1	- Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$5,296	$3,056
Interest-bearing deposits in other banks	15,231	12,923
Federal funds sold	28	401

Total cash and cash equivalents	20,555	16,380
Certificates of deposit in other banks	1,285	2,260
Securities available-for-sale, at fair value	23,443	17,368
Loans, net
Held for investment, net of allowance for loan losses of $2,149 and $2,090, respectively	214,733	214,342
Accrued interest receivable	634	668
Stock in Federal Reserve Bank (“FRB”), at cost	592	587
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,335	1,773
Premises and equipment, net	10,972	11,165
Other real estate owned	263	263
Other assets	2,511	2,282

Total assets	$276,323	$267,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$87,012	$85,308
Interest-bearing	148,916	138,794

Total deposits	235,928	224,102

Federal Home Loan Bank Advances	—	—
Other borrowings	935	1,087
Securities sold under agreements to repurchase	2,011	2,378
Accrued interest payable	91	100
Other liabilities	1,916	1,841

Total liabilities	240,881	229,508

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 7,497 shares and 10,103 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	7,497	10,103
Fixed rate cumulative perpetual preferred stock, Series B, 303 shares issued and outstanding at both June 30, 2011 and December 31, 2010	303	303
Common stock, $5 par value – 6,000,000 shares authorized; 2,303,108 and 2,307,502 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	11,516	11,538
Additional paid-in capital	6,657	6,658
Retained earnings	9,348	8,801
Discount on preferred stock	(153)	(235)
Accumulated other comprehensive income, net	274	412

Total stockholders’ equity	35,442	37,580

Total liabilities and stockholders’ equity	$276,323	$267,088

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Interest and dividend income
Loans and fees on loans	$2,856	$2,331	$5,710	$4,630
Taxable investment securities	173	393	321	794
Dividends on FRB and FHLB stock	12	10	25	19
Interest on federal funds sold	—	—	—	—
Other interest income	23	31	50	66

Total interest income	3,064	2,765	6,106	5,509

Interest expense
Deposits	308	350	614	704
Borrowings	11	33	26	67

Total interest expense	319	383	640	771
Net interest income	2,745	2,382	5,466	4,738
Provision for loan losses	11	159	11	159

Net interest income after provision for loan losses	2,734	2,223	5,455	4,579

Noninterest income
Service charges on deposit accounts	81	115	173	231
Gain on sale of investment securities	87	232	87	486
Late charges and other fees on loans	15	16	32	32
Other	62	72	138	140

Total noninterest income	245	435	430	889

Noninterest expense
Compensation	1,110	1,052	2,193	2,281
Data processing	143	139	288	277
Occupancy	197	183	389	377
Furniture and equipment	151	151	296	301
Taxes and licenses	81	85	166	171
Professional fees	98	68	217	173
FDIC assessment	21	69	100	146
Marketing	40	34	79	65
Hiring and recruiting	40	—	42	34
Telephone	28	24	60	47
(Gain)/Loss on sale or impairment of other assets	1	(3)	1	30
Other	190	155	342	301

Total noninterest expense	2,100	1,957	4,173	4,203

Income before provision for income taxes	879	701	1,712	1,265
Provision for income taxes	288	250	561	452

Net income	591	451	1,151	813

Preferred stock dividends and accretion of discount	(111)	(146)	(310)	(293)

Net income available to common stockholders	$480	$305	$841	$520

Earnings per common share
Basic	$0.21	$0.13	$0.36	$0.23

Diluted	$0.21	$0.13	$0.36	$0.23

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Weighted average common shares outstanding - basic	2,306,348	2,301,386	2,306,925	2,296,593
Effect of dilutive stock options	9,706	4,823	10,147	6,005

Weighted average common shares outstanding - diluted	2,316,054	2,306,209	2,317,072	2,302,598

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$1,151	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	11	159
Amortization of loan yield adjustments, net	172	175
Depreciation, amortization and accretion, net	306	400
Stock based compensation	32	70
Deferred compensation	19	21
Exercise of stock options tax benefit	—	26
Net (gains) losses on:
Sale of securities	(87)	(486)
Sale, disposal or impairment of property, plant and equipment	—	3
Sale or impairment of other real estate owned	1	30
Increase in bank owned life insurance	(13)	(13)
Changes in assets/liabilities, net
Increase in interest receivable and other assets	(111)	(92)
Increase in interest payable and other liabilities	48	160

Net cash provided by operating activities	1,529	1,266

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	4,694	18,428
Purchases of securities available for sale	(16,921)	(46,053)
Proceeds from sales of securities available for sale	6,005	10,153
Net decrease in certificates of deposit at other banks	975	1,454
Proceeds from the sale of other real estate owned	—	283
Net increase in loans held for investment	(574)	(14,813)
Purchases of FHLB stock and FRB stock	(5)	(60)
Redemption of FHLB stock	438	—
Purchases of premises and equipment	(90)	(92)

Net cash used for investing activities	(5,478)	(30,700)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	82
Net increase in deposits	11,826	5,232
Proceeds from FHLB advances	31,150	70,355
Repayments of FHLB advances	(31,150)	(51,855)
Net increase(decrease) in securities sold under agreements to repurchase	(367)	17
Repayments of other borrowings	(152)	—
Repurchase of preferred stock	(2,606)	—
Repurchase of common stock	(55)	—
Cash dividends paid	(522)	(542)

Net cash provided by financing activities	8,124	23,289

Increase (decrease) in cash and cash equivalents	4,175	(6,145)

Cash and cash equivalents, beginning of period	16,380	22,004

Cash and cash equivalents, end of period	$20,555	$15,859

Supplemental disclosure:
Interest paid	$649	$764
Income taxes paid	$679	$488

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 7 to our Financial Statements below.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. This amendment has no impact on the Company’s financial statements at June 30, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the Company’s financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the Company’s financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of its financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2011 through June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2011	241,400	$12.62	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	2,800	14.06	—	—

Outstanding at June 30, 2011	238,600	$12.60	5.2	$258

Exercisable at June 30, 2011	208,200	$12.59	5.0	$224

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

There were no options exercised during the six months ended June 30, 2011. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was $77,574, and cash received from exercises of options during the first six months of 2010 was $82,277.

The amount charged against income, before income tax benefit of $1,244, in relation to the stock-based payment arrangement, was $31,839 for the six months ended June 30, 2011. The amount charged against income, before income tax benefit of $5,199, in relation to the stock-based payment arrangement was $69,750 for the six months ended June 30, 2010. At June 30, 2011, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $42,125 and is currently expected to be recognized over a weighted average period of 0.6 years as follows:

Stock-Based Compensation Expense
(in thousands)
At June 30, 2011:
2011	$29
2012	9
2013	4

Total	$42

Note 3 – Other Comprehensive Income (Loss)

The components of the Company’s other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Unrealized holding gains/(losses) on available-for-sale securities	$(6)	$319	$(122)	$339
Realized gains on sales of available-for-sale securities	(87)	(232)	(87)	(486)
Tax effect on realized gains	29	79	29	165
Tax effect on unrealized gains/(losses)	2	(109)	42	(115)

Other comprehensive income (loss), net of tax	$(62)	$57	$(138)	$(97)

Note 4 – Earnings Per Common Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except share and per share data)
Net income available to common stockholders (numerator, basic and diluted)	$480	$305	$841	$520
Weighted average common shares outstanding (denominator)	2,306,348	2,301,386	2,306,925	2,296,593
Earnings per common share-basic	$0.21	$0.13	$0.36	$0.23
Effect of dilutive securities
Weighted average common shares outstanding during the period	2,306,348	2,301,386	2,306,925	2,296,593
Effect of dilutive stock options	9,706	4,823	10,147	6,005

Weighted diluted average common shares outstanding (denominator) during the period	2,316,054	2,306,209	2,317,072	2,302,598

Earnings per common share – assuming dilution	$0.21	$0.13	$0.36	$0.23

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Financial assets:
Cash, due from banks and interest-bearing deposits at other banks	$20,527	$20,527	$15,979	$15,979
Federal funds sold	28	28	401	401
Certificates of deposit in other banks	1,285	1,285	2,260	2,260
Securities available for sale	23,443	23,443	17,368	17,368
Loans held for investment	214,733	217,133	214,342	217,450
Accrued interest receivable	634	634	668	668
Stock in FRB and FHLB	1,927	1,927	2,360	2,360
Bank-owned life insurance	597	597	584	584
Other financial assets	206	206	148	148

Financial liabilities:
Deposits	235,928	236,079	224,102	224,337
Securities sold under agreements to repurchase	2,011	2,011	2,378	2,378
Other borrowings	935	950	1,087	1,104
Accrued interest payable	91	91	100	100

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value is measured upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 2 securities include Treasury notes and bills, mortgage-backed securities issued by government sponsored entities, municipal bonds, and other securities issued by government sponsored agencies.

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

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

June 30, 2011 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
U.S. Treasury notes	$2,029	$—	$2,029	$—
U.S. Government agencies	8,908	—	8,908	—
Mortgage-backed securities	12,506	—	12,506	—
Other financial assets	206	—	206	—

Total Assets at Fair Value	$23,649	$—	$23,649	$—

December 31, 2010 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
Mortgage-backed securities	$17,368	$—	$17,368	$—
Other financial assets	148	—	148	—

Total Assets at Fair Value	$17,516	$—	$17,516	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

June 30, 2011 in thousands	Total	Level 1	Level 2	Level 3
Loans held for investment	$1,401	$—	$1,401	$—
Other real estate owned	263	—	263	—

Total Assets at Fair Value	$1,664	$—	$1,664	$—

December 31, 2010 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$263	$—	$263	$—

Total Assets at Fair Value	$263	$—	$263	$—

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At June 30, 2011

Securities available for sale
U.S. Treasury notes	$2,005	$24	$—	$2,029
U.S. Government agencies	9,000	—	(92)	8,908
Mortgage-backed securities	12,024	482	—	12,506

Total securities available for sale	$23,029	$506	$(92)	$23,443

Total securities (1)	$23,029	$506	$(92)	$23,443

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2010

Securities available for sale
Mortgage-backed securities	$16,744	$624	$—	$17,368

Total securities available for sale	$16,744	$624	$—	$17,368

Total securities (1)	$16,744	$624	$—	$17,368

(1)	At June 30, 2011 and at December 31, 2010, the Company held no securities classified as held to maturity.

The following table shows gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011. Current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

	At June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$—	$—	$—	$—	$—	$—
U.S. Government agencies	8,908	(92)	—	—	8,908	(92)
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$8,908	$(92)	$—	$—	$8,908	$(92)

There were no investment securities with unrealized losses at December 31, 2010.

The amortized cost and fair value of investment securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale
	(in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	9,918	10,196
Due after five years through ten years	13,111	13,247
Due after ten years	—	—

Total	$23,029	$23,443

Gross proceeds from sales of securities available for sale were $6,005,391 for both the three and six month periods ended June 30, 2011. Gross realized gains associated with these sales were $87,345; there were no gross losses during 2011. Gross proceeds from sales of securities available for sale in the quarter ended June 30, 2010 were $3,317,029, accumulating to $10,153,437 for the six months ended June 30, 2010. Gross realized gains associated with these sales were $232,224 and $486,319, respectively, for the quarter and six months ended June 30, 2010. Gains and losses on the sale of investment securities are recorded as of the trade date and are determined using the specific identification method.

Note 7 – Loans held for investment, net

Loans at the dates indicated consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

Commercial	$35,449	$37,354
Real estate – commercial	108,116	101,080
Real estate – consumer	53,949	55,694
Real estate - construction	14,072	18,389
Consumer	5,296	3,915

Total loans	216,882	216,432

Allowance for loan losses	(2,149)	(2,090)

Loans, net(1)	$214,733	$214,342

(1)	Loans amounts are presented net of unearned fees and costs for June 30, 2011 and December 31, 2010.

Nonperforming assets at the dates indicated were:

	June 30, 2011	December 31, 2010
	(in thousands)

Nonaccrual loans:
Commercial	$—	$—
Real estate - commercial	1,469	—
Real estate - consumer	—	—
Real estate - construction	—	—
Consumer	—	—

Total nonaccrual loans	1,469	—
Accruing loans past due 90 days or more	—	—

Total nonperforming loans	1,469	—

Real estate owned, net	263	263

Total nonperforming assets	$1,732	$263

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At June 30
	2011	2010
	(in thousands)
Balance, beginning of year	$2,090	$1,773
Provision for loan losses	11	159
Loans charged-off
Commercial	(1)	(13)
Real estate – commercial	—	—
Real estate – consumer	—	—
Real estate – construction	—	—
Consumer	(1)	(11)

Total loans charged-off	(2)	(24)

Recoveries
Commercial	2	12
Real estate – commercial	—	—
Real estate – consumer	48	—
Real estate – construction	—	—
Consumer	—	12

Total loans recovered	50	24

Net recoveries	48	—

Balance, end of period	$2,149	$1,932

The following table presents the aging analysis of the Company’s loan portfolio at June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Nonaccrual Loans	Current	Total Loans Outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$—	$35,449	$35,449	$—
Real estate – commercial	—	—	—	—	1,469	106,647	108,116	—
Real estate – consumer	504	—	—	504	—	53,445	53,949	—
Real estate – construction	—	—	—	—	—	14,072	14,072	—
Consumer	—	—	—	—	—	5,296	5,296	—

Total	$504	$—	$—	$504	$1,469	$214,909	$216,882	$—

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Nonaccrual Loans	Current	Total Loans Outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$—	$37,354	$37,354	$—
Real estate – commercial	—	—	—	—	—	101,080	101,080	—
Real estate – consumer	131	—	—	131	—	55,563	55,694	—
Real estate – construction	—	—	—	—	—	18,389	18,389	—
Consumer	—	—	—	—	—	3,915	3,915	—

Total	$131	$—	$—	$131	$—	$216,301	$216,432	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate, and construction real estate loans at June 30, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)

Category:
Normal review	$35,449	$106,647	$14,016	$156,112
Closely monitored	—	1,469	56	1,525
In collection	—	—	—	—

Total	$35,449	$108,116	$14,072	$157,637

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate, and construction real estate loans at December 31, 2010:

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at June 30, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)
Grade:
Pass	$35,430	$106,070	$12,664	$154,164
Substandard	19	2,046	1,408	3,473
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$35,449	$108,116	$14,072	$157,637

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2010:

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

The following table represents the credit risk profile for the consumer portfolio at June 30, 2011:

	Consumer Mortgages	Installment and Other Consumer	Total
	(in thousands)

Performing	$53,949	$5,296	$59,245
Nonperforming	—	—	—

Total	$53,949	$5,296	$59,245

The following table represents the credit risk profile for the consumer portfolio at December 31, 2010:

	Consumer Mortgages	Installment and Other Consumer	Total
	(in thousands)

Performing	$55,694	$3,915	$59,609
Nonperforming	—	—	—

Total	$55,694	$3,915	$59,609

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at June 30, 2011:

	Commercial	Real Estate Commercial		Real Estate Consumer	Real Estate Construction		Consumer	Unallocated	Total
	(in thousands)

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$—	$68	(1)	$—	$1	(2)	$—	$—	$69

Ending balance:
Collectively evaluated for impairment	310	933		490	123		46	178	2,080

Ending balance:
Loans acquired with deteriorated credit	—	—		—	—		—	—	—

Total Ending Balance	$310	$1,001		$490	$124		$46	$178	$2,149

	Commercial	Real Estate Commercial		Real Estate Consumer	Real Estate Construction		Consumer	Unallocated	Total
	(in thousands)

Total loans:

Ending balance:
Individually evaluated for impairment	$—	$1,469	(1)	$—	$56	(2)	$—	$—	$1,525

Ending balance:
Collectively evaluated for impairment	35,449	106,647		53,949	14,016		5,296	—	215,357

Ending balance:
Loans acquired with deteriorated credit	—	—		—	—		—	—	—

Total Ending Balance	$35,449	$108,116		$53,949	$14,072		$5,296	$—	$216,882

(1)	Certain loans were evaluated for impairment at June 30, 2011. Based on this evaluation process, it was determined that a specific allowance was required.
(2)	Certain loans were evaluated for impairment at June 30, 2011. Based on this evaluation process, it was determined that no impairment was required.

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

The following table reflects the average daily recorded investment in impaired loans during the quarter ended June 30, 2011 and interest income recognized on those loans:

	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)

With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	1,469	1,471	68	8	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,469	$1,471	$68	$8	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	1,469	1,471	68	8	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,469	$1,471	$68	$8	$—

The following is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)

With no allowance recorded:
Commercial	$—	$—	$—	$44	$2
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	9	1

Total	$—	$—	$—	$53	$3

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$44	$2
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	9	1

Total	$—	$—	$—	$53	$3

Note 8 –TARP Program Repayment and Participation in Small Business Lending Fund Program

In March 2011, consistent with its strategic plan and with the approval of the U.S. Treasury, the Company repaid $2.6 million, or 25%, of its outstanding preferred stock issued in September 2009 in connection with the Company’s participation in the TARP Capital Purchase Program (the “TARP Program”), with a resulting decrease in net income available to common shareholders of $57,000 from the accelerated accretion of a portion of the discount on its outstanding TARP Program preferred stock.

As previously announced, the Company has received preliminary approval from the U.S. Treasury for a $7.8 million investment under the Small Business Lending Fund program (the “SBLF Program”). The SBLF Program was authorized under the Small Business Jobs Act of 2010, and established a $30 billion fund from which the Treasury can make capital investments in eligible institutions; the capital investments, in turn, are designed to increase the availability of credit for small businesses and promote economic growth nationwide. The Company’s participation in the SBLF Program is subject to the Treasury’s due diligence review and other customary closing conditions, including execution and delivery of applicable investment documents, but the Company currently expects that the SBLF investment transaction will close in mid-August.

If the SBLF Program transaction is consummated as expected, the Company’s outstanding investment under the TARP Program would be simultaneously repaid in full with the SBLF Program investment proceeds, and all outstanding TARP Program preferred stock would be redeemed and replaced with preferred stock issued to the Treasury under the SBLF Program.

For the initial 2.5 years after the SBLF Program investment, the dividend rate payable on the SBLF Program preferred stock would fluctuate between 1% and 5% per year to reflect changes in the Bank’s level of “qualified small business lending” as compared to an initial baseline level. Following this initial period and continuing through 4.5 years after the SBLF Program investment, the dividend rate would be fixed at between 1% and 7% based on the Bank’s qualified small business lending at that time, as compared to the baseline; however, the dividend rate would increase to 7% only if the Bank’s rate of small business lending had stayed the same or decreased relative to the initial baseline.

Again assuming completion of the SBLF Program investment, based on the Bank’s current levels of small business lending, we expect that the SBLF Program preferred stock would carry a 5% dividend rate during the third quarter of 2011, but the rate would decrease to 1% for the fourth quarter of 2011 because of recent increases in qualified loans. Any such rate reduction would have a very positive effect on the Company’s net income available to common stockholders. Future preferred stock dividend rates will be determined quarterly and depend on the Bank’s level of qualified business lending.

Upon consummation of an SBLF Program investment and simultaneous repayment of the Company’s existing TARP Program investment, the Company plans to accelerate the accretion of its TARP Program preferred stock discount, which was $153,000 as of June 30, 2011, thereby reducing net income available to common stockholders by that amount in the third quarter of 2011, but eliminating any future accretion of the TARP Program preferred stock discount. All conditions and stipulations attached to the TARP Program preferred stock would be eliminated.

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

Financial Condition of the Company at June 30, 2011

Total Assets. The Company’s total assets decreased by $22.5 million, or 7.5%, from $298.8 million at June 30, 2010 to $276.3 million at June 30, 2011. The decrease in assets resulted primarily from a $39.9 million, or 49.9%, decrease in securities and cash in other banks, partially offset by $18.7 million, or 9.5%, increase in loans held for investment, net. Compared to December 31, 2010 total assets increased by $9.2 million, or 3.5%, mainly from increases in securities and cash in other banks.

Investments. Investment securities available for sale were $23.4 million at June 30, 2011 compared to $67.8 million at June 30, 2010, a decrease of $44.4 million, or 65.4%. Certificates of deposit, interest-bearing deposits in other banks, and federal funds sold increased by a total of $4.5 million from $12.1 million at June 30,

2010 to $16.6 million at June 30, 2011. The proceeds from net decreases in the total of investment securities, bank deposits, and federal funds sold were primarily used to fund new loans and repay outstanding borrowings. Compared to December 31, 2010, increases in cash and cash equivalents and securities were $10.3 million, generated by increases in deposits.

Loans. Loans held for investment, net, were $214.7 million at June 30, 2011, an increase of $18.7 million, or 9.5%, from the loan balance of $196.0 million at June 30, 2010. At December 31, 2010 loans held for investment, net were $214.3 million.

Asset Quality. Nonperforming assets were $1,732,000, or 0.63% of assets, at June 30, 2011, compared to no nonperforming assets at June 30, 2010. In addition to a bank branch site that we no longer plan to utilize, a total of $1.5 million in loans to one borrower were placed in nonaccrual status during the second quarter. These nonaccrual loans are secured by a multi-purpose, owner-occupied office building located in Hampton Roads, and the Bank has obtained an appraisal of the building that reflects current market conditions to assist the Bank in its determination of the appropriate carrying value for the loans. The only nonperforming asset at December 31, 2010 was the bank branch site that will not be utilized of $263,000.

Deposits. Total deposits at June 30, 2011 were $235.9 million compared to $234.4 million at June 30, 2010, an increase of $1.6 million, or 0.7%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $3.2 million, or 1.7%, from $184.2 million at June 30, 2010 to $187.4 million at June 30, 2011. Compared to $224.1 million at December 31, 2010, deposits increased by $11.8 million, almost entirely from increases in core deposits.

Average total deposits increased by $11.4 million, or 5.2%, from $220.4 million for the six month period ended June 30, 2010 to $231.8 million for the six month period ended June 30, 2011. Average core deposits increased by $12.2 million over the comparable six-month periods. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 34.4% in the first six months of 2010 to 36.3% in the first six months of 2011, a factor that contributes to the improvement in our net interest margin.

Borrowed Funds. Borrowed funds decreased by $22.6 million, from $25.5 million at June 30, 2010 to $2.9 million at June 30, 2011. This reduction related primarily to a decrease of $23.5 million in Federal Home Loan Bank advances. Borrowed funds at December 31, 2010 were $3.5 million and consisted entirely of securities sold under agreements to repurchase and other borrowings.

Capital. Stockholders’ equity decreased by $1.7 million, or 4.5%, from $37.1 million at June 30, 2010 to $35.4 million at June 30, 2011. In March 2011, consistent with our strategic plan and with the approval of the U.S. Treasury, the Company redeemed 2,606 shares of Series A Preferred Stock, resulting in a decrease of $2.6 million in the outstanding balance of our TARP preferred stock. This decrease in stockholders’ equity was partially offset by an increase in retained earnings of $1.3 million between June 30, 2010 and June 30, 2011. At December 31, 2010 stockholders’ equity was $37.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Overview. The Company’s pretax income was $879,000 for the second quarter of 2011, compared to pretax income of $701,000 for the second quarter of 2010, an increase of $178,000. This increase resulted from a $363,000 increase in net interest income and a $148,000 decrease in provision for loan losses, partially offset by a decrease in noninterest income of $190,000 and a $143,000 increase in noninterest expense.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $363,000 to $2.7 million in the second quarter of 2011, compared to $2.4 million in the second quarter of 2010. This increase was primarily attributable to a $35.7 million increase in the average balance of our loan portfolio from $180.0 million in the second quarter of 2010 to $215.7 million in the second quarter of 2011. Our interest rate spread increased 58 basis points from 3.38% in the second quarter of 2010 to 3.96% in the second quarter of 2011, and our net interest margin increased 51 basis points from 3.78% in the second quarter of 2010 to 4.29% in the second quarter of 2011.

Provision for Loan Losses. A provision for loan losses of $11,000 was recorded for the second quarter of 2011, compared to a provision of $159,000 for the second quarter 2010, a decrease of $148,000.

Noninterest Income. Total noninterest income decreased by $190,000, from $435,000 in the second quarter of 2010 to $245,000 in the second quarter of 2011, primarily attributable to a $145,000 reduction in gain on sale of investment securities, from $232,000 in the second quarter of 2010 to $87,000 in the second quarter of 2011.

Noninterest Expense. Total noninterest expense increased by $143,000 from $1.96 million in the second quarter of 2010 to $2.10 million in the second quarter of 2011. Additional expenses in compensation, hiring/recruiting fees and professional fees of $58,000, $40,000, and $30,000, respectively, were the primary contributors to this increase. A decrease in our FDIC assessment of $48,000 in the second quarter of 2011 compared to the second quarter of 2010 reflected changes in the insurance rate calculations adopted by the FDIC, but was offset by increases in other expenses.

Income Taxes. The Company’s income tax expense for the second quarter of 2011 was $288,000, reflecting an effective tax rate of 32.8%, compared to income tax expense of $250,000 for the second quarter of 2010, reflecting an effective tax rate of 35.6%. This reduction in effective tax rate is primarily attributable to an increase in tax-exempt interest income from certain loans.

Net Income Available to Common Stockholders. After the impact of dividends and accretion of the discount on our outstanding TARP preferred stock, net income available to common stockholders was $480,000 for the second quarter of 2011, compared to $305,000 for the second quarter of 2010, an increase of $175,000.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Overview. The Company’s pretax income was $1,712,000 for the first six months of 2011, compared to pretax income of $1,265,000 for the first six months of 2010, an increase of $447,000. This increase resulted from a $728,000 increase in net interest income and a $148,000 decrease in provision for loan losses, partially offset by a decrease in noninterest income of $459,000. Noninterest expense remained relatively stable between the two six month periods.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $728,000 to $5.47 million in the first six months of 2011, compared to $4.74 million in the first six months of 2010. Interest income in the first half of 2011 grew significantly, primarily due to a $36.0 million increase in our average loan portfolio compared to the first half of 2010. Our interest rate spread increased 55 basis points from 3.42% in the first half of 2010 to 3.97% in the first half of 2011, and our net interest margin increased 49 basis points from 3.82% in the first half of 2010 to 4.31% in the first half of 2011.

Provision for Loan Losses. A provision for loan losses of $11,000 was recorded for the first six months of 2011, compared to a provision of $159,000 for the first six months 2010.

Noninterest Income. Total noninterest income decreased by $459,000, from $889,000 in the first half of 2010 to $430,000 in the first half of 2011. The primary factor in this decrease was a $486,000 gain on the sale of investment securities in the first half of 2010, compared to a gain of only $87,000 in the first half of 2011.

Noninterest Expense. Total noninterest expense remained stable, reflecting a small decrease of $30,000 from $4.20 million in the first half of 2010 to $4.17 million in the first half of 2011. Decreases in compensation expense and our FDIC assessment of $88,000 and $46,000, respectively, were mostly offset by increases in professional fees and other expenses of $44,000 and $41,000, respectively.

Income Taxes. The Company’s income tax expense for the first half of 2011 was $561,000, reflecting an effective tax rate of 32.8%, compared to income tax expense of $452,000 for the first half of 2010, reflecting an effective tax rate of 35.8%. This reduction in effective tax rate was primarily attributable to an increase in tax-exempt interest income from certain loans.

Net Income Available to Common Stockholders. After the impact of dividends and accelerated accretion of the discount on our outstanding TARP preferred stock, net income available to common stockholders was $841,000 for the first half of 2011, compared to $520,000 for the first half of 2010. The Company repaid $2.6 million, or 25%, of its outstanding TARP preferred stock in March 2011, with a resulting decrease in net income available to common shareholders of $57,000 from the accelerated accretion of a portion of the discount on our outstanding TARP preferred stock.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At June 30, 2011	At June 30, 2010
	(in thousands)
Commitments to extend credit	$34,959	$35,942
Standby letters of credit	76	1,046

	$35,035	$36,988

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, certificates of deposit in other banks, unpledged investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2011, cash and cash equivalents and certificates of deposit at other banks were $21.8 million, an increase of $3.2 million from $18.6 million at December 31, 2010.

In addition, we maintain a liquid available-for-sale investment securities portfolio. At June 30, 2011, the balance of our unpledged available-for-sale investment portfolio was $21.4 million, compared to a $15.0 million balance at December 31, 2010. We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $35.4 million at June 30, 2011, compared to $37.6 million at December 31, 2010, a decrease of $2.2 million. This decrease is primarily attributable to the $2.6 million partial redemption of our outstanding Series A Preferred Stock, described above, partially offset by an increase in retained earnings. At June 30, 2011, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of June 30, 2011 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC. (Registrant)

August 9, 2011	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2011	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.1	Form of Certificate for the Series A Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.2	Form of Certificate for the Series B Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

4.3	Warrant to Purchase up to 303.00303 shares of Series B Preferred Stock, dated September 25, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

10.22	Letter Agreement, dated September 25, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.23	Side Letter, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.24	ARRA Agreement, dated September 25, 2009, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.25	Form of Waiver. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.26	Form of Amendment to Employment Agreement. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive Data File#

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
#	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.