Form 10-Q
period 2011-09-30
HERITAGE BANKSHARES INC /VA
filed 2011-11-10
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,303,107 shares of the registrant’s common stock were outstanding as of October 31, 2011.

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$5,727	$3,056
Interest-bearing deposits in other banks	19,658	12,923
Federal funds sold	31	401

Total cash and cash equivalents	25,416	16,380
Certificates of deposit in other banks	249	2,260
Securities available-for-sale, at fair value	41,834	17,368
Loans, net
Held for investment, net of allowance for loan losses of $2,153 and $2,090, respectively	214,342	214,342
Accrued interest receivable	717	668
Stock in Federal Reserve Bank (“FRB”), at cost	591	587
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	1,094	1,773
Premises and equipment, net	11,031	11,165
Other real estate owned	288	263
Other assets	2,255	2,282

Total assets	$297,817	$267,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$92,326	$85,308
Interest-bearing	165,270	138,794

Total deposits	257,596	224,102

FHLB advances	—	—
Other borrowings	859	1,087
Securities sold under agreements to repurchase	1,545	2,378
Accrued interest payable	94	100
Other liabilities	1,871	1,841

Total liabilities	261,965	229,508

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 0 shares and 10,103 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	10,103
Fixed rate cumulative perpetual preferred stock, Series B, 0 shares and 303 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	303
Senior non-cumulative perpetual preferred stock, Series C, 7,800 shares and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	7,800	—
Common stock, $5 par value - 6,000,000 shares authorized; 2,303,107 shares and 2,307,502 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11,516	11,538
Additional paid-in capital	6,681	6,658
Retained earnings	9,455	8,801
Discount on preferred stock	—	(235)
Accumulated other comprehensive income, net	400	412

Total stockholders’ equity	35,852	37,580

Total liabilities and stockholders’ equity	$297,817	$267,088

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Interest and dividend income
Interest income and fees on loans	$2,833	$2,710	$8,543	$7,340
Interest on taxable investment securities	193	422	514	1,216
Dividends on FRB and FHLB stock	12	11	37	29
Interest on federal funds sold	—	—	—	1
Other interest income	25	32	75	97

Total interest income	3,063	3,175	9,169	8,683

Interest expense
Deposits	309	363	923	1,067
Borrowings	10	57	36	124

Total interest expense	319	420	959	1,191

Net interest income	2,744	2,755	8,210	7,492
Provision for loan losses	33	178	44	337

Net interest income after provision for loan losses	2,711	2,577	8,166	7,155

Noninterest income
Service charges on deposit accounts	87	113	259	344
Gain on sale of investment securities	—	278	87	764
Late charges and other fees on loans	25	39	57	71
Other	85	84	224	225

Total noninterest income	197	514	627	1,404

Noninterest expense
Compensation	1,090	1,078	3,283	3,358
Data processing	148	143	435	419
Occupancy	234	193	622	571
Furniture and equipment	142	141	438	442
Taxes and licenses	86	88	252	259
Professional fees	74	96	292	269
FDIC assessment	37	99	137	246
Marketing	34	31	113	96
Hiring and recruiting	—	—	42	34
Telephone	30	30	90	77
Loss on early extinguishment of debt	—	49	—	49
(Gain)/Loss on sale or impairment of other assets	—	—	1	30
Other	186	149	528	450

Total noninterest expense	2,061	2,097	6,233	6,300

Income before provision for income taxes	847	994	2,560	2,259
Provision for income taxes	299	346	861	799

Net income	548	648	1,699	1,460
Preferred stock dividends and accretion of discount	(252)	(147)	(562)	(439)

Net income available to common stockholders	$296	$501	$1,137	$1,021

Earnings per common share
Basic	$0.13	$0.22	$0.49	$0.44

Diluted	$0.13	$0.22	$0.49	$0.44

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Weighted average common shares outstanding - basic	2,303,107	2,307,141	2,305,652	2,300,109
Effect of dilutive stock options	13,441	5,962	11,246	5,991

Weighted average common shares outstanding - diluted	2,316,548	2,313,103	2,316,898	2,306,100

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$1,699	$1,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	44	337
Amortization of loan yield adjustments, net	242	266
Depreciation, amortization and accretion, net	451	674
Stock-based compensation	68	106
Deferred compensation	28	31
Exercise of stock options tax benefit	—	31
Net (gains) losses on:
Sale of securities	(87)	(764)
Sale, disposal or impairment of property, plant and equipment	—	3
Sale or impairment of other real estate owned	—	30
Increase in bank owned life insurance	(13)	(13)
Changes in assets/liabilities, net
(Increase) decrease in interest receivable and other assets	(3)	201
Increase in interest payable and other liabilities	3	56

Net cash provided by operating activities	2,432	2,418

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	6,487	34,036
Purchases of securities available for sale	(36,921)	(46,053)
Proceeds from sales of securities available for sale	6,005	38,361
Net decrease in certificates of deposit at other banks	2,011	1,442
Proceeds from the sale of other real estate owned	—	283
Net increase in loans held for investment	(311)	(26,673)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(4)	(439)
Redemption of Federal Home Loan Bank stock and Federal Reserve Bank stock	679	71
Purchases of premises and equipment	(292)	(113)

Net cash provided by/(used for) investing activities	(22,346)	915

Cash flows from financing activities:
Proceeds from exercise of stock options	—	93
Net increase in deposits	33,494	4,452
Proceeds from Federal Home Loan Bank advances	31,150	101,355
Repayments of Federal Home Loan Bank advances	(31,150)	(101,355)
Net increase (decrease) in securities sold under agreements to repurchase	(833)	411
Repayments of other borrowings	(228)	—
Proceeds from other borrowings	—	1,160
Proceeds from issuance of preferred stock	7,788	—
Repurchase of preferred stock	(10,406)	—
Repurchase of common stock	(55)	—
Cash dividends paid	(810)	(813)

Net cash provided by financing activities	28,950	5,303

Increase in cash and cash equivalents	9,036	8,636

Cash and cash equivalents, beginning of period	16,380	22,004

Cash and cash equivalents, end of period	$25,416	$30,640

Supplemental disclosure:
Interest paid	$965	$1,196
Income taxes paid	$1,079	$913
Noncash financing activities:
Transfer of loans to other real estate owned	$25	$—

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 7 to our Financial Statements below.

In December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011. This amendment has no impact on the Company’s financial statements at September 30, 2011.

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

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2011 through September 30, 2011.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2011	241,400	$12.62	—	—
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	3,600	13.63	—	—

Outstanding at September 30, 2011	237,800	$12.61	4.9	$172

Exercisable at September 30, 2011	211,400	$12.68	4.8	$147

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

There were no options exercised during the nine months ended September 30, 2011. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was $91,686. Cash received from exercises of options during the first nine months of 2010 was $93,050.

The amount charged against income, before income tax benefit of $1,423, in relation to stock-based payment arrangements was $67,642 for the nine months ended September 30, 2011. The amount charged against income, before income tax benefit of $8,114, in relation to stock-based payment arrangements was $106,038 for the nine months ended September 30, 2010. At September 30, 2011, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $38,658 and is currently expected to be recognized over a weighted average period of 0.6 years as follows:

Stock-Based Compensation Expense
(in thousands)
At September 30, 2011:
2011	$17
2012	18
2013	4

Total	$39

Note 3 – Other Comprehensive Income (Loss)

The components of the Company’s other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Unrealized holding gains on available-for-sale securities	$191	$50	$69	$389
Realized gains on sales of available-for-sale securities	—	(278)	(87)	(764)
Tax effect on realized gains	—	94	29	259
Tax effect on unrealized gains	(65)	(17)	(23)	(132)

Other comprehensive income (loss), net of tax	$126	$(151)	$(12)	$(248)

Note 4 – Earnings Per Common Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except share and per share data)
Net income available to common stockholders (numerator, basic and diluted)	$296	$501	$1,137	$1,021
Weighted average common shares outstanding (denominator)	2,303,107	2,307,141	2,305,652	2,300,109
Earnings per common share - basic	$0.13	$0.22	$0.49	$0.44
Effect of dilutive securities
Weighted average common shares outstanding during the period	2,303,107	2,307,141	2,305,652	2,300,109
Effect of dilutive stock options	13,441	5,962	11,246	5,991

Weighted diluted average common shares outstanding (denominator) during the period	2,316,548	2,313,103	2,316,898	2,306,100

Earnings per common share - assuming dilution	$0.13	$0.22	$0.49	$0.44

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

The following table presents the carrying amounts and fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Financial assets:
Cash, due from banks and interest-bearing deposits at other banks	$25,385	$25,385	$15,979	$15,979
Federal funds sold	31	31	401	401
Certificates of deposit in other banks	249	249	2,260	2,260
Securities available for sale	41,834	41,834	17,368	17,368
Loans held for investment	214,342	218,671	214,342	217,450
Accrued interest receivable	717	717	668	668
Stock in FRB and FHLB	1,685	1,685	2,360	2,360
Bank-owned life insurance	597	597	584	584
Other financial assets	197	197	148	148

Financial liabilities:
Deposits	257,596	257,872	224,102	224,337
Securities sold under agreements to repurchase	1,545	1,545	2,378	2,378
Other borrowings	859	888	1,087	1,104
Accrued interest payable	94	94	100	100

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value is measured by quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 2 securities include Treasury notes and bills, mortgage-backed securities issued by government sponsored entities, municipal bonds and other securities issued by government sponsored agencies.

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

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

September 30, 2011 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
U.S. Treasury notes	$2,043	$—	$2,043	$—
U.S. Government agencies	29,060	—	29,060	—
Mortgage-backed securities	10,731	—	10,731	—
Other financial assets	197	—	197	—

Total Assets at Fair Value	$42,031	$—	$42,031	$—

December 31, 2010 in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale
Mortgage-backed securities	$17,368	$—	$17,368	$—
Other financial assets	148	—	148	—

Total Assets at Fair Value	$17,516	$—	$17,516	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

September 30, 2011 in thousands	Total	Level 1	Level 2	Level 3
Impaired loans	$1,410	$—	$1,410	$—
Other real estate owned	288	—	288	—

Total Assets at Fair Value	$1,698	$—	$1,698	$—

December 31, 2010 in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$263	$—	$263	$—

Total Assets at Fair Value	$263	$—	$263	$—

Note 6 – Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At September 30, 2011

Securities available for sale

U.S. Treasury notes	$2,004	$39	$—	$2,043
U.S. Government agencies	29,000	125	65	29,060
Mortgage-backed securities	10,224	507	—	10,731

Total securities available for sale	$41,228	$671	$65	$41,834

Total securities (1)	$41,228	$671	$65	$41,834

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
At December 31, 2010

Securities available for sale

Mortgage-backed securities	$16,744	$624	$—	$17,368

Total securities available for sale	$16,744	$624	$—	$17,368

Total securities (1)	$16,744	$624	$—	$17,368

(1)	At September 30, 2011 and at December 31, 2010, the Company held no securities classified as held to maturity.

The following table shows gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011. Current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

	At September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$9,935	$65	$—	$—	$9,935	$65
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$9,935	$65	$—	$—	$9,935	$65

There were no investment securities with unrealized losses at December 31, 2010.

The amortized cost and fair value of investment securities at September 30, 2011, by contractual maturity, are reflected below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	Securities Available for Sale
	(in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	8,626	8,975
Due after five years through ten years	32,602	32,859
Due after ten years	—	—

Total	$41,228	$41,834

There were no sales of securities available for sale in the third quarter of 2011, and gross proceeds from sales of securities available for sale were $6,005,000 for the nine month period ended September 30, 2011. Gross realized gains associated with these sales were $87,000; there have been no gross losses during 2011. Gross proceeds from sales of securities available for sale in the quarter ended September 30, 2010 were $28,208,000, accumulating to $38,361,000 for the nine months ended September 30, 2010. Gross realized gains associated with these sales were $278,000 and $764,000, respectively, for the quarter and nine months ended September 30, 2010. Gains and losses on the sale of investment securities are recorded as of the trade date and are determined using the specific identification method.

Note 7 – Loans held for investment, net

Loans at the dates indicated consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)

Commercial	$35,194	$37,354
Real estate - commercial	112,576	101,080
Real estate - consumer	52,613	55,694
Real estate - construction	11,522	18,389
Consumer	4,590	3,915

Total loans	216,495	216,432

Allowance for loan losses	(2,153)	(2,090)

Loans, net(1)	$214,342	$214,342

(1)	Loans amounts are presented net of unearned fees and costs for September 30, 2011 and December 31, 2010.

Nonperforming assets at the dates indicated were:

	September 30, 2011	December 31, 2010
	(in thousands)

Nonaccrual loans:
Commercial	$—	$—
Real estate - commercial	1,465	—
Real estate - consumer	—	—
Real estate - construction	—	—
Consumer	—	—

Total nonaccrual loans	1,465	—
Accruing loans past due 90 days or more	—	—

Total nonperforming loans	1,465	—

	September 30, 2011	December 31, 2010
	(in thousands)
Real estate owned, net	288	263

Total nonperforming assets	$1,753	$263

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At September 30
	2011	2010
	(in thousands)
Balance, beginning of year	$2,090	$1,773
Provision for loan losses	44	337
Loans charged-off
Commercial	1	13
Real estate - commercial	—	—
Real estate - consumer	—	83
Real estate - construction	29	—
Consumer	1	13

Total loans charged-off	31	109

Recoveries
Commercial	2	13
Real estate - commercial	—	—
Real estate - consumer	48	—
Real estate - construction	—	—
Consumer	—	12

Total loans recovered	50	25

Net recoveries/(charge-offs)	19	(84)

Balance, end of period	$2,153	$2,026

The following table presents the aging analysis of the Company’s loan portfolio at September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Nonaccrual Loans	Current	Total Loans Outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$—	$35,194	$35,194	$—
Real estate - commercial	—	—	—	—	1,465	111,111	112,576	—
Real estate - consumer	501	—	—	501	—	52,112	52,613	—
Real estate - construction	—	—	—	—	—	11,522	11,522	—
Consumer	—	—	—	—	—	4,590	4,590	—

Total	$501	$—	$—	$501	$1,465	$214,529	$216,495	$—

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Nonaccrual Loans	Current	Total Loans Outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$—	$37,354	$37,354	$—
Real estate - commercial	—	—	—	—	—	101,080	101,080	—
Real estate - consumer	131	—	—	131	—	55,563	55,694	—
Real estate - construction	—	—	—	—	—	18,389	18,389	—
Consumer	—	—	—	—	—	3,915	3,915	—

Total	$131	$—	$—	$131	$—	$216,301	$216,432	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate, and construction real estate loans at September 30, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)

Category:
Normal review	$35,194	$111,111	$11,522	$157,827
Closely monitored	—	—	—	—
In collection	—	1,465	—	1,465

Total	$35,194	$112,576	$11,522	$159,292

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at September 30, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total
	(in thousands)
Grade:
Pass	$35,181	$110,407	$10,198	$155,786
Substandard	13	2,169	1,324	3,506
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$35,194	$112,576	$11,522	$159,292

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

The following table represents the credit risk profile for the consumer portfolio at September 30, 2011:

	Consumer Mortgages	Installment and Other Consumer	Total
	(in thousands)
Performing	$52,613	$4,590	$57,203
Nonperforming	—	—	—

Total	$52,613	$4,590	$57,203

The following table represents the credit risk profile for the consumer portfolio at December 31, 2010:

	Consumer Mortgages	Installment and Other Consumer	Total
	(in thousands)
Performing	$55,694	$3,915	$59,609
Nonperforming	—	—	—

Total	$55,694	$3,915	$59,609

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at September 30, 2011:

	00000000	00000000		00000000	00000000	00000000	00000000	00000000
	Commercial	Real Estate Commercial		Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment	$—	$55	(1)	$—	$—	$—	$—	$55

Ending balance:
Collectively evaluated for impairment	308	972		480	101	40	197	2,098

Ending balance:
Loans acquired with deteriorated credit	—	—		—	—	—	—	—

Total Ending Balance	$308	$1,027		$480	$101	$40	$197	$2,153

	00000000	00000000		00000000	00000000	00000000	00000000	00000000
	Commercial	Real Estate Commercial		Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Total loans:

Ending balance:
Individually evaluated for impairment	$—	$1,465	(1)	$—	$—	$—	$—	$1,465

Ending balance:
Collectively evaluated for impairment	35,194	111,111		52,613	11,522	4,590	—	215,030

Ending balance:
Loans acquired with deteriorated credit	—	—		—	—	—	—	—

Total Ending Balance	$35,194	$112,576		$52,613	$11,522	$4,590	$—	$216,495

(1)	Certain loans were evaluated for impairment at September 30, 2011. Based on this evaluation process, it was determined that a specific allowance was required.

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2010:

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Commercial	Real Estate Commercial	Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$13	$—	$—	$—	$—	$13

Ending balance:
Collectively evaluated for impairment	327	872	508	162	34	174	2,077

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$327	$885	$508	$162	$34	$174	$2,090

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Commercial	Real Estate Commercial	Real Estate Consumer	Real Estate Construction	Consumer	Unallocated	Total
	(in thousands)

Total loans:

Ending balance:
Individually evaluated for impairment (1)	$—	$1,478	$—	$—	$—	$—	$1,478

Ending balance:
Collectively evaluated for impairment	37,354	99,602	55,694	18,389	3,915	—	214,954

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$37,354	$101,080	$55,694	$18,389	$3,915	$—	$216,432

(1)	Certain loans were evaluated for impairment at December 31, 2010. Based on this evaluation process, it was determined that no impairment was required.

The following table reflects the average daily recorded investment in impaired loans as of September 30, 2011 and interest income recognized on those loans for the nine month period ending September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
	(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	19	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$19	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	1,465	1,466	55	480	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,465	$1,466	$55	$480	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	1,465	1,466	55	480	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	19	—
Consumer	—	—	—	—	—

Total	$1,465	$1,466	$55	$499	$—

The following table is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)

With no allowance recorded:
Commercial	$—	$—	$—	$44	$2
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	9	1

Total	$—	$—	$—	$53	$3

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$44	$2
Real estate - commercial	—	—	—	—	—
Real estate - consumer	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer	—	—	—	9	1

Total	$—	$—	$—	$53	$3

The following table presents troubled loans that were restructured during the three and nine month periods ended September 30, 2011 and the types of concessions granted.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of loans	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment

Below market interest rate:

Commercial	—	$—	$—	—	$—	$—
Real estate - commercial	—	—	—	—	—	—
Real estate - consumer	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

Extended payment terms:
Commercial	—	$—	$—	—	$—	$—
Real estate - commercial	—	—	—	—	—	—
Real estate - consumer	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

Forgiveness of principal:
Commercial	—	$—	$—	—	$—	$—
Real estate - commercial	—	—	—	—	—	—
Real estate - consumer	—	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

Total	—	$—	$—	—	$—	$—

During the three and nine month periods ended September 30, 2011, no loans that had been restructured during the prior twelve months went into default.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Troubled Debt Restructurings that Subsequently Defaulted:
Commercial	—	$—	—	$—
Real estate - commercial	—	—	—	—
Real estate - consumer	—	—	—	—
Real estate - construction	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	—	$—

At the time of restructuring, loans that are considered troubled are evaluated for impairment allowances based on collateral value, expected cash flows and/or financial strength of the borrower. Any such loan deemed impaired is assigned a specific allowance in the calculation of allowance for loan losses. If there are subsequent payment defaults on troubled debt restructured loans, additional evaluations are conducted to determine impairment levels.

Note 8 – TARP Program Repayment and Participation in Small Business Loan Fund Program

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

On August 11, 2011, the Company completed a $7.8 million investment transaction under the Small Business Lending Fund program (the “SBLF Program”). The SBLF Program is a voluntary program authorized under the Small Business Jobs Act of 2010 which established a $30 billion fund from which the Treasury can make capital investments in eligible institutions; the capital investments, in turn, are designed to increase the availability of credit for small businesses and promote economic growth by providing capital to qualified community banks at favorable rates.

Simultaneously with its closing of the SBLF Program transaction, the Company used the SBLF Program investment proceeds to redeem (repay) the full remaining balance of $7.8 million of shares of TARP Program preferred stock held by the Treasury, thereby satisfying its remaining financial obligations under and otherwise ending its participation in the TARP Program.

In the SBLF Program transaction, the Company issued to the Secretary of the Treasury 7,800 shares of a newly-created series of preferred stock. For the initial 2.5 years after the SBLF Program investment, the dividend rate payable on the SBLF Program preferred stock will fluctuate between 1% and 5% per year to reflect changes in the Bank’s level of “qualified small business lending” as compared to an initial baseline level. Following this initial period and continuing through 4.5 years after the SBLF Program investment, the dividend rate will be fixed at between 1% and 7% based on the Bank’s qualified small business lending at that time, as compared to the initial baseline; however, the dividend rate increases to 7% only if the Bank’s rate of small business lending stays the same or decreases relative to the baseline.

Based on the Bank’s initial level of small business lending compared to the baseline, the SBLF Program preferred stock carried a 5% dividend rate during the third quarter of 2011. However, due to recent increases in qualified loans, the Company currently expects that the dividend rate will decrease to 1% for the fourth quarter of 2011. Any such rate reduction would have a positive effect on the Company’s net income available to common stockholders. As noted above, subsequent dividend rates on the SBLF Program preferred stock will depend on the Bank’s level of qualified small business lending.

In light of consummation of the SBLF Program investment transaction and simultaneous repayment of its remaining TARP Program investment, the Company has accelerated the accretion of its TARP Program preferred stock discount, which was $153,000 as of June 30, 2011, thereby reducing net income available to common stockholders by that amount in the third quarter of 2011 but eliminating any future accretion of the TARP Program preferred stock discount.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential”, among others, though these words are not the exclusive means of identifying such forward-looking statements. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 28, 2011.

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products and services;

•	actions taken by our competitors;

•	changes in prevailing interest rates;

•	changes in delinquencies and defaults by our borrowers;

•	changes in loan quality and performance;

•	changes in FDIC insurance assessments;

•	legislative or regulatory changes or actions that affect our business, including new regulations imposed by the Dodd-Frank Act;

•	our ability to achieve financial goals and strategic plans;

•	our participation in the Small Business Lending Fund Program;

•	litigation; and

•	credit and other risks of lending activities.

As a result, we cannot assure you that our future results of operations, financial condition or other matters will be consistent with those expressed or implied in any forward-looking statements. You should not place undue reliance on these forward-looking statements, as they all are based only on information available at this time, and we assume no obligation to update any of these statements.

Financial Condition of the Company at September 30, 2011

Total Assets. The Company’s total assets increased by $16.4 million, or 5.8%, from $281.4 million at September 30, 2010 to $297.8 million at September 30, 2011. The increase in assets resulted primarily from a $10.4 million, or 18.3%, increase in our aggregate cash, securities available for sale, interest-bearing deposits in other banks and federal funds sold and a $6.7 million, or 3.2%, increase in the balance of our loan portfolio. As compared to December 31, 2010, total assets increased by $30.7 million, or 11.5% at September 30, 2011, driven primarily by increases in cash and cash equivalents and investment securities available for sale.

Investments. Investments in certain securities available for sale late in the third quarter increased our portfolio by $17.9 million, or 75.0%, to $41.8 million at September 30, 2011 compared to $23.9 million at September 30, 2010. Certificates of deposit, interest-bearing deposits in other banks, and federal funds sold decreased by a total of $9.2 million from $29.1 million at September 30, 2010 to $19.9 million at September 30, 2011. Compared to December 31, 2010 securities available for sale and other interest-earning assets (excluding loans) increased by $28.2 million from $35.3 million to $63.5 million at September 30, 2011 primarily as a result of a $33.5 million increase in deposit balances.

Loans. Loans held for investment, net, were $214.3 million at September 30, 2011, an increase of $6.7 million, or 3.2%, from the loan balance of $207.6 million at September 30, 2010. Loans held for investment were unchanged at September 30, 2011 compared to December 31, 2010.

Asset Quality. Nonperforming assets were $1,753,000, or 0.59% of assets, at September 30, 2011, compared to $60,000 of nonperforming assets at September 30, 2010. In addition to a bank branch site that we no longer plan to utilize, we obtained an additional property during the third quarter through foreclosure proceedings against one borrower. A total of $1.5 million in loans to one borrower were placed in nonaccrual status during the second quarter. These nonaccrual loans are secured by a multi-purpose, owner-occupied office building located in Hampton Roads, and the Bank has obtained an appraisal of the building that reflects current market conditions to assist the Bank in its determination of the appropriate carrying value for the loans. At December 31, 2010, nonperforming assets contained only a bank branch site that will not be utilized.

Deposits. Total deposits at September 30, 2011 were $257.6 million compared to $233.6 million at September 30, 2010, an increase of $24.0 million, or 10.3%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $24.0 million, or 13.0%, from $184.2 million at September 30, 2010 to $208.2 million at September 30, 2011. Total deposits increased by $33.5 million, or 14.9%, compared to $224.1 million at December 31, 2010, attributable almost entirely to core deposits.

Average total deposits increased by $9.2 million, or 4.0%, from $228.2 million for the nine month period ended September 30, 2010 to $237.4 million for the nine month period ended September 30, 2011. Average core deposits increased by $9.3 million over the comparable nine-month periods. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 33.9% in the first nine months of 2010 to 36.3% in the first nine months of 2011, a factor that contributes to the improvement in our net interest margin.

Borrowed Funds. Borrowed funds decreased by $6.2 million, from $8.6 million at September 30, 2010 to $2.4 million at September 30, 2011. During the third quarter of 2010, the company repaid a $10.0 million, 2.40% fixed rate, medium term advance from the Atlanta Federal Home Loan Bank, incurring a $49,000 loss on extinguishment of debt. Compared to $3.5 million at December 31, 2010, borrowed funds decreased by $1.1 million at September 30, 2011.

Capital. Stockholders’ equity decreased by $1.5 million, or 4.2%, from $37.4 million at September 30, 2010 to $35.9 million at September 30, 2011. In March 2011, consistent with our strategic plan and with the approval of the U.S. Treasury, the Company redeemed 2,606 shares of Series A Preferred Stock, resulting in a decrease of $2.6 million in the outstanding balance of our TARP preferred stock. During the third quarter of 2011, the Company sold to the U. S. Treasury $7.8 million of non-cumulative preferred stock in connection with our participation in the SBLF program. The Company used the proceeds from this transaction to redeem the balance of our outstanding TARP preferred stock of $7.8 million. The resulting $2.4 million reduction in stockholders’ equity from the decrease in the balance of preferred stock was partially offset by an increase in retained earnings of $1.0 million between September 30, 2010 and September 30, 2011. Stockholders’ equity decreased by $1.7 million, from $37.6 million at December 31, 2010 attributable to the same variables as described above.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Overview. The Company’s pretax income was $847,000 for the third quarter of 2011, compared to pretax income of $994,000 for the third quarter of 2010, a decrease of $147,000. This decrease resulted primarily from $278,000 in gains on sales of securities occurring in the third quarter of 2010 that did not recur in the third quarter of 2011, partially offset by a $145,000 decrease in provision for loan losses.

Net Interest Income. The Company’s net interest income before provision for loan losses remained virtually unchanged comparing the third quarters of 2011 and 2010. Our average loan portfolio increased by $13.8 million from $200.5 million in the third quarter of 2010 to $214.3 million in the third quarter of 2011, while our average investment in securities available for sale and other interest-earning assets (excluding loans) decreased by $27.6 million for a net reduction in interest-earning assets of $13.8 million. Average interest-bearing liabilities decreased by $22.5 million from the third quarter of 2010 to $160.6 million in the third quarter of 2011, resulting primarily from reductions in average interest bearing deposits of $5.6 million and borrowings of $16.9 million. Our interest rate spread increased 21 basis points from 3.52% in the third quarter of 2010 to 3.73% in the third quarter of 2011. Our net interest margin increased 21 basis points from 3.84% in the third quarter of 2010 to 4.05% in the third quarter of 2011, due to the increase in interest rate spread as well as an increase of $10.4 million in average noninterest-bearing deposits.

Provision for Loan Losses. A provision for loan losses of $33,000 was recorded for the third quarter of 2011, compared to a provision of $178,000 for the third quarter 2010, a decrease of $145,000. The provision for loan losses in the third quarter at 2010 related primarily to increases in loans outstanding.

Noninterest Income. Total noninterest income decreased by $317,000, from $514,000 in the third quarter of 2010 to $197,000 in the third quarter of 2011, with this reduction primarily attributable to $278,000 in gains on sale of investment securities in the third quarter of 2010 that did not recur in the third quarter of 2011.

Noninterest Expense. Total noninterest expense remained stable, reflecting a small decrease of $36,000 from $2.097 million for the third quarter of 2010 to $2.061 million for the third quarter of 2011. During the third quarter of 2011, additional expenses for rent, supplies, and other expenses of $38,000 were incurred to open the new Greenbrier branch and compensation expense included a $21,000 cumulative adjustment for prior periods for stock option forfeiture estimates. These increases were more than offset by decreases in the FDIC assessment and professional fees of $62,000 and $22,000, respectively. In addition, there was a loss of $49,000 on the early extinguishment of debt in the third quarter of 2010 that did not recur in 2011.

Income Taxes. The Company’s income tax expense for the third quarter of 2011 was $299,000, reflecting an effective tax rate of 35.3%, compared to income tax expense of $346,000 for the third quarter of 2010, reflecting an effective tax rate of 34.9%. This increase in effective tax rate is primarily attributable to the impact on tax from the nondeductible cumulative adjustment for stock option forfeitures and to adjustments to tax estimated expense from prior periods based on actual taxes paid.

Net Income Available to Common Stockholders. Because of the refinancing of our outstanding TARP preferred stock with SBLF preferred stock, the remaining unaccreted discount associated with the TARP preferred stock was expensed during the third quarter of 2011, reducing net income available to shareholders by $153,000. After the impact of this accelerated accretion of the discount on our preferred stock and our preferred stock dividends, net income available to common stockholders was $296,000 for the third quarter of 2011, compared to $501,000 for the third quarter of 2010, a decrease of $205,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Overview. The Company’s pretax income was $2.56 million for the first nine months of 2011, compared to pretax income of $2.26 million for the first nine months of 2010, an increase of $301,000. This increase resulted from a $718,000 increase in net interest income, a $293,000 decrease in provision for loan losses, and a decrease in noninterest expense of $67,000, the total of which was partially offset by a $677,000 decrease in gains on sales of securities from $764,000 in 2010 to $87,000 in 2011.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $718,000 to $8.2 million in the first nine months of 2011, compared to $7.5 million in the first nine months of 2010. Interest income in the first nine months of 2011 grew significantly, primarily due to a change in the mix in our average interest-earning assets from securities into loans. We reduced the average balance of securities available for sale and other interest-earning assets (excluding loans) from $74.9 million in the first nine months of 2010 to $47.1 million in the first nine months of 2011. At the same time we increased our average loan portfolio by $28.5 million compared to the first nine months of 2010. Our interest rate spread increased 42 basis points from 3.46% in the first nine months of 2010 to 3.88% in the first nine months of 2011, and our net interest margin increased 39 basis points from 3.83% in the first nine months of 2010 to 4.22% in the first nine months of 2011.

Provision for Loan Losses. A provision for loan losses of $44,000 was recorded for the first nine months of 2011, compared to a provision of $337,000 for the first nine months 2010, which related primarily to the substantial increase in the outstanding balance of our loan portfolio during 2010.

Noninterest Income. Total noninterest income decreased by $777,000, from $1.4 million in the first nine months of 2010 to $627,000 in the first nine months of 2011. The primary factor in this decrease was $764,000 of gains on the sales of investment securities in the first nine months of 2010, compared to a gain of only $87,000 in the first nine months of 2011.

Noninterest Expense. Total noninterest expense decreased by $67,000 from $6.30 million in the first nine months of 2010 to $6.23 million in the first nine months of 2011. Decreases in compensation expense, FDIC assessment, and loss on early extinguishment of debt of $75,000, $109,000, and $49,000, respectively, were partially offset by increases in occupancy and other expenses of $51,000 and $78,000, respectively.

Income Taxes. The Company’s income tax expense for the first nine months of 2011 was $861,000, reflecting an effective tax rate of 33.6%, compared to income tax expense of $799,000 for the first nine months of 2010, reflecting an effective tax rate of 35.4%. This reduction in effective tax rate was primarily attributable to an increase in tax-exempt interest income from certain loans.

Net Income Available to Common Stockholders. The Company repaid $2.6 million, or 25%, of its outstanding TARP preferred stock in March 2011, with a resulting decrease in net income available to common shareholders of $57,000 from the accelerated accretion of the corresponding discount on our outstanding TARP preferred stock. During the third quarter of 2011, we redeemed our remaining TARP preferred stock with the proceeds of $7.8 million of non-cumulative preferred stock issued in connection with our participation in the SBLF program, expensing the remaining net discount, and reducing income available to common shareholders by a total of $153,000 in the third quarter of 2011. Even after the impact of preferred stock dividends and accelerated accretion of the entire discount on our TARP preferred stock, net income available to common stockholders was $1.137 million for the first nine months of 2011, compared to $1.021 million for the first nine months of 2010, an increase of $116,000.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At September 30, 2011	At September 30, 2010
	(in thousands)
Commitments to extend credit	$31,524	$35,713
Standby letters of credit	76	221

	$31,600	$35,934

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, certificates of deposit in other banks, unpledged investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2011, cash and cash equivalents and certificates of deposit in other banks were $25.7 million, an increase of $7.0 million from $18.7 million at December 31, 2010.

In addition, we maintain a liquid available-for-sale investment securities portfolio. At September 30, 2011, the balance of our unpledged available-for-sale investment portfolio was $40.3 million, compared to a $15.0 million balance at December 31, 2010. We also are able to obtain funds through approved borrowing lines with the Federal

Home Loan Bank of Atlanta and other financial institutions. Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $35.9 million at September 30, 2011, compared to $37.6 million at December 31, 2010, a decrease of $1.7 million. This decrease is primarily attributable to the $2.6 million partial redemption of our outstanding TARP Series A Preferred Stock in March of this year, followed by participation in the SBLF program which was consummated in August of this year, the proceeds from which were used to redeem the entire remaining balance of our TARP Series A and Series B Preferred Stock, as described above, partially offset by an increase in retained earnings. At September 30, 2011, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt, or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of September 30, 2011 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

November 10, 2011	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer)

November 10, 2011	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the SBLF Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

10.22	Securities Purchase Agreement, dated August 11, 2011, between Heritage Bankshares, Inc. and the Secretary of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

10.23	Repurchase Document, dated August 11, 2011, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

*10.27	Amendment to Employment Agreement of Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives dated September 23, 2009. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive Data File#

*	Indicates management contract or compensatory plan or arrangement.
**	Indicates filed herewith.
#	Indicates furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.