Form 10-K
period 2011-12-31
HERITAGE BANKSHARES INC /VA
filed 2012-03-29
CIK 719731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $21,263,000. Aggregate market value was computed by reference to the sales price of the Common Stock of the registrant on June 30, 2011 of $12.50 per share and 1,701,013 shares of voting stock held by non-affiliates of the registrant on that date.

As of February 28, 2012, 2,305,965 shares of Common Stock of the registrant, par value $5.00 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), currently scheduled for June 14, 2012, are incorporated by reference into Part III hereof.

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

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business in Norfolk, Virginia on February 7, 1977. On December 31, 2011, the Bank had assets of $293.5 million, with total loans held for investment, net, of $213.2 million and deposits of $250.5 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2011, Sentinel Financial owned an interest in Infinex Investments, Inc. and Bankers Insurance, LLC, each of which offer various insurance or investment services. Our ownership interest in these companies, through Sentinel Financial, allows the Bank to provide various investment and insurance services to our customers; however, the Bank does not at this time market insurance services to our customers.

Principal Products or Services

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area, which includes Chesapeake, Norfolk and Virginia Beach, Virginia. The principal business of the Bank is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts and certificates of deposit.

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

Market Area

The Company is located in the Virginia Beach-Norfolk-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 31st largest Metropolitan Statistical Area in the United States with a population of approximately 1.6 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2011 the Bank has a total of seven retail offices located in the cities of Chesapeake, Norfolk and Virginia Beach, Virginia.

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

Competition

The banking business in the MSA, and the Company’s principal market area of Hampton Roads, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2011, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.09%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2011, we employed 54 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and employee relations are considered excellent.

TARP Program Repayment & Participation in Small Business Lending Fund

Partial Redemption of TARP Preferred Stock. In March 2011, consistent with our strategic plan and with the approval of the U.S. Treasury, we redeemed (repurchased) $2.6 million, or 25%, of our outstanding preferred stock originally issued to the Treasury in September 2009 in connection with the Company’s participation in the TARP Capital Purchase Program (the “TARP Program”).

Issuance of Preferred Stock Under SBLF Program. On August 11, 2011, we entered into and consummated the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”) under the Small Business Lending Fund program (the “SBLF Program”), a $30 billion fund established under the Small Business Jobs Act of 2010 designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Under the Securities Purchase Agreement, we issued to the Secretary a total of 7,800 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), having a liquidation value of $1,000 per share, for total proceeds of $7,800,000.

The SBLF Preferred Stock qualifies as Tier 1 capital. Non-cumulative dividends are payable quarterly on the SBLF Preferred Stock, and the dividend rate is calculated as a percentage of the aggregate liquidation value of the outstanding SBLF Preferred Stock and is based on changes in the Bank’s level of “Qualified Small Business Lending” or “QSBL” (as defined in the Securities Purchase Agreement), as compared to the Bank’s baseline QSBL level of approximately $70 million.

For the initial 2.5 years of the SBLF Program, our dividend rate will fluctuate between 1% and 5% to reflect changes in the Bank’s level of QSBL compared to the initial baseline. More specifically, if the Bank’s QSBL at the end of a quarter has increased as compared to the baseline, then the dividend rate payable on the SBLF Preferred Stock would change as follows:

Relative Increase in QSBL to Baseline	Dividend Rate

less than 2.5%	5%
between 2.5% and 5.0%	4%
between 5.0% and 7.5%	3%
between 7.5% and 10.0%	2%
10% or more	1%

Based on the Bank’s initial level of QSBL compared to the baseline, the SBLF Preferred Stock carried a 5% dividend rate for the third quarter of 2011 and corresponding dividends in the amount of $54,167 were paid on October 3, 2011. As a result of a subsequent increase in qualified lending, the dividend rate decreased to 1% for the fourth quarter of 2011 and corresponding dividends in the amount of $19,500 were paid on January 3, 2012. Based on the Bank’s latest measured levels of QSBL, the dividend rate on the SBLF Preferred Stock increased to 2.44% for the first quarter of 2012 and decreased to 1% for the second quarter of 2012, and we expect to pay corresponding dividends of $47,528 on or about April 1, 2012 and $19,500 on or about July 1, 2012.

After the initial 2.5 years of the SBLF Program and continuing through 4.5 years after the SBLF Program transaction closing, the dividend rate on the SBLF Preferred Stock will be fixed at between 1% and 7% based on the level of QSBL at that time, as compared to the baseline; however, the dividend rate will increase to 7% only if the Bank’s rate of small business lending has stayed the same or decreased relative to the baseline. If any SBLF Preferred Stock remains outstanding after 4.5 years, the dividend rate will increase to 9%.

The potential dividend rate reduction is limited, such that the reduction will not apply to any SBLF Program investment proceeds that exceed the increase in Qualified Small Business Lending. In other words, to take full advantage of available dividend rate reductions on the SBLF Preferred Stock, the Bank must maintain increased levels of QSBL of at least $7.8 million, or about $77.8 million in total qualified lending (the dividend rate for “non-qualifying” SBLF funds is 5%).

The SBLF Preferred Stock is generally non-voting, except in limited circumstances that could impact the SBLF investment, such as (i) authorization of senior stock, (ii) charter amendments adversely affecting the SBLF Preferred Stock and (iii) extraordinary transactions such as mergers, asset sales, share exchanges and the like (unless the SBLF Preferred Stock remains outstanding and the rights and preferences are not impaired by the transaction).

If we miss five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right to appoint an “observer” on the Company’s Board of Directors.

The SBLF Preferred Stock is not convertible to common stock or any other securities. Distributions upon any liquidation of the Company must be paid on the SBLF Preferred Stock up to the aggregate liquidation value, plus accrued dividends, before any other shareholder distributions can be made.

The SBLF Preferred Stock may be redeemed (repurchased) by the Company at any time, at a redemption price of $1,000 per share plus accrued but unpaid dividends to the date of redemption, subject to the approval of our federal banking regulator. The SBLF Preferred Stock may be redeemed in whole or in part, subject to a minimum redemption of at least 25% of the original SBLF investment (i.e., a minimum redemption of about $1.95 million).

The SBLF Preferred Stock was issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. We have agreed to register the SBLF Preferred Stock under applicable securities laws upon the request of the Secretary, as further described in the Securities Purchase Agreement. The SBLF Preferred Stock is not subject to any contractual restrictions on transfer and thus the Secretary may sell, transfer, exchange or enter into other transactions with respect to the SBLF Preferred Stock without our consent.

Final Redemption of TARP Preferred Stock. Simultaneously with the closing of the SBLF Program transaction on August 11, 2011, we entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Document”) with the U.S. Treasury. Under the Repurchase Document, we redeemed (repurchased) from the Treasury, largely using proceeds received from the issuance of the SBLF Preferred Stock, all 7,497 remaining outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, and all 303 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (collectively, the “TARP Preferred Stock”), for a redemption price of approximately $7.896 million, including accrued but unpaid dividends to the date of redemption. As noted above, we had previously repurchased 2,606 shares of TARP Preferred Stock in March 2011.

As a result of our redemption of the TARP Preferred Stock, we are no longer subject to the limits on executive compensation and other restrictions stipulated under the TARP Program (which the Treasury has likewise confirmed in writing). We will, of course, be subject to all terms, conditions and other requirements for participation in the SBLF Program for as long as any SBLF Preferred Stock remains outstanding, as described above and also under Item 1A, “Risk Factors”, below.

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

Dodd-Frank Act

Generally, the regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will continue to modify the current standards and perhaps increase capital requirements for the entire banking industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010 (the “Dodd-Frank Act”), has already resulted, and will continue to result, in sweeping changes in the regulation of financial institutions designed to strengthen the operation of the financial services sector. Many of the Dodd-Frank Act’s provisions generally apply to and/or are or more likely to affect larger institutions. However, the Dodd-Frank Act contains numerous other provisions that will affect all banks and bank holding companies, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. A summary of certain provisions of the Dodd-Frank Act is set forth below.

•

Minimum Capital Requirements and Enhanced Supervision. Federal banking agencies established minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

The Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also required amendments to the Federal Deposit Insurance Act that revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act resulted in the repeal of federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Transactions with Insiders. The Dodd- Frank Act expanded insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provided that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm.

Although certain Dodd-Frank Act rules and regulations have been finalized, many of the requirements called for will be implemented over time and most will be subject to implementing regulations over the course of several years. Given uncertainty associated with the manner in which certain provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and/or leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. In light of the relatively early stages of this new legislation, however, it is difficult to anticipate its overall financial impact on the Company, the Bank, our customers or the financial industry in general.

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

Furthermore, as a result of our participation in the SBLF Program, (i) we may pay dividends on our common stock only if, after payment of such dividends, our Tier 1 capital will be at least 90% of our Tier 1 capital as of the date we consummated the SBLF Program transaction, excluding any subsequent net charge-offs and/or redemptions of SBLF Preferred Stock. (This 90% “threshold”

may be reduced over time to the extent our level of Qualified Small Business Lending increases over our initial baseline level.) In addition, if we fail to pay dividends on the SBLF Preferred Stock in a given quarter, then during that quarter and the next three quarters after the missed dividend payment, we will be prohibited from paying any dividends on our common stock (or any other stock that is junior to the SBLF Preferred Stock) except in very limited circumstances. Finally, if any SBLF Preferred Stock remains outstanding on the tenth (10th) anniversary of issuance, we will be prohibited from paying any further dividends on our common stock (or any other junior stock) until the SBLF Preferred Stock is redeemed in full. (See “The Bank - Dividends” below for discussion regarding regulatory considerations for dividends payable by the Bank and “The Company - United States Treasury Oversight (SBLF)” for more detailed discussion regarding the limitations on dividend payments under the SBLF Program.)

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

Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include, perhaps among other things, (i) requiring publicly traded companies (not just financial institutions) to give shareholders a non-binding vote on executive compensation on a periodic basis (and at least every three years) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials (so called “proxy access” rules, which have been temporarily stayed pending further review by applicable regulatory agencies); (iii) directing federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters. Some of these provisions will not apply to the Company. Others, in particular the “say-on-pay” for executive compensation and “golden parachute” payments, provide a temporary exemption for smaller reporting companies like the Company, which will not have to comply with the requirements for two years. We expect the remaining provisions, including the changes in broker discretionary voting and, when and if implemented, the proxy access rules to apply to the Company.

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

United States Treasury Oversight (SBLF). As described above, contemporaneously with the consummation of our participation in the SBLF Program, we redeemed our TARP Preferred Stock and exited the TARP Program. As a result, we are no longer subject to the limits on executive compensation and other restrictions stipulated under the TARP Program in accordance with the American Recovery and Reinvestment Act of 2009. However, while generally less onerous than the TARP Program, until we repay the SBLF Program investment in full, we will continue to be subject to Treasury oversight, including pursuant to applicable provisions of the Small Business Jobs Act of 2010, which include (among other things) certain restrictions on capital repurchases and cash dividends.

For instance, the terms of the SBLF Preferred Stock impose limits on our ability to pay dividends on and repurchase shares of our common stock and other securities. More specifically, if we fail to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment, we will be prohibited from paying any dividends on or repurchasing any common stock or any other securities that are junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances.

Also under the terms of the SBLF Preferred Stock, we may declare and pay dividends on our common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares our Tier 1 capital would be at least 90% of our “Signing Date Tier 1 Capital”, as set forth in the Articles of Amendment that established and govern the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemptions of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second (2nd) anniversary and ending on the tenth (10th) anniversary of issuance of the SBLF Preferred Stock, by ten percent (10%) for each one percent (1%) increase in the Bank’s Qualified Small Business Lending over the baseline level.

If any SBLF Preferred Stock remains outstanding on the tenth (10th) anniversary of issuance, we will be prohibited from paying any further dividends on our common stock (or any other junior stock) until the SBLF Preferred Stock is redeemed in full.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2011, no reserves were required to be maintained on the first $10.7 million of net transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $10.7 million and $58.8 million, and additional reserves were required on aggregate balances in excess of $58.8 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2012 no reserves will be required to be maintained on the first $11.5 million of net transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $11.5 million and $71.0 million, and additional reserves are required on aggregate balances in excess of $71.0 million in an amount equal to 10.0% of the excess. Required reserves must be maintained in the form of vault cash or in an interest-bearing account at a Federal Reserve Bank. As of December 31, 2011, the Bank met its reserve requirements.

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

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities; capital classification also affects the deposit insurance assessments paid by the bank. Furthermore, banks may be restricted in their ability to accept brokered deposits depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized may not accept such deposits. (The Federal Reserve may, on a case-by-case basis, permit member banks that are “adequately capitalized” to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.) At December 31, 2011, the Bank was classified as “well-capitalized.”

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

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.93% of insured deposits in fiscal 2011. These assessments will continue until the FICO bonds mature in 2017.

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

•

U.S. credit markets and economic conditions could adversely affect our liquidity, financial condition and profitability. U.S. and local market and economic conditions have been in recent periods, and to some extent continue to be, disruptive and volatile and the disruption has had a particularly negative impact on the financial sector. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well capitalized and have not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and local markets and economies could also adversely affect our financial condition and profitability. Furthermore, as a result of previous disruptions in the financial markets, significant new federal laws and regulations relating to financial institutions were adopted, and the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards. While we believe we are well-positioned to respond to additional regulatory requirements, any such new legislation could negatively impact our operations by restricting our business operations, including our ability to originate loans, and adversely impact our financial performance.

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

•

We may incur losses if we are unable to successfully manage interest rate risk. Our profitability will depend in substantial part upon the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. We occasionally engage in marketing and promotions that offer above-market rates to attract deposits; however, we have not in the past and currently do not expect to solicit or accept brokered deposits. Changes in interest rates will affect our operating performance and financial condition in diverse ways, including the pricing of loans and deposits. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

•

We may be adversely affected by economic conditions in our market area. We are headquartered in Norfolk, Virginia, and our market includes the Hampton Roads metropolitan area. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the Hampton Roads and neighboring areas. Changes in the economy may influence the growth rate of our loans and deposits and the quality of our loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, continued or new recessionary environments, unemployment or other factors beyond our control would impact local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

•

The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. PATRIOT Act, the BSA, SOX and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced and may continue to incur increased compliance costs, including costs related to implementing, maintaining and periodically assessing and evaluating our compliance with all applicable regulations. These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

•

Our participation in the SBLF Program may adversely affect the value of our common stock and the rights of our common stockholders. The rights of the holders of our common stock may be adversely affected by the Company’s participation in the SBLF Program. For example:

•

The terms of the SBLF Preferred Stock impose limits on our ability to pay dividends on and repurchase shares of our common stock and other securities. More specifically, if we fail to declare and pay dividends on the SBLF Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment, we will be prohibited from paying any dividends on or repurchasing any common stock or any other securities that are junior to (or in parity with) the SBLF Preferred Stock, except in very limited circumstances.

•

Also under the terms of the SBLF Preferred Stock, we may declare and pay dividends on our common stock or any other stock junior to the SBLF Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares our Tier 1 capital would be at least 90% of our “Signing Date Tier 1 Capital”, as set forth in the Articles of Amendment that established and govern the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemptions of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second (2nd) anniversary and ending on the tenth (10th) anniversary of issuance of the SBLF Preferred Stock, by ten percent (10%) for each one percent (1%) increase in the Bank’s QSBL over the baseline level.

•

If any SBLF Preferred Stock remains outstanding on the tenth (10th) anniversary of issuance, we will be prohibited from paying any further dividends on our common stock (or any other junior stock) until the SBLF Preferred Stock is redeemed (repaid) in full.

•	The SBLF Preferred Stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

•

Finally, the terms of the SBLF Preferred Stock require quarterly dividends to be paid on such stock at a fluctuating rate between 1% and 5% per year for the first 2.5 years and at a rate to be fixed at between 1% and 7% per year for the following 2 years thereafter; the dividend rate increases to 9% on any SBLF Preferred Stock that remains outstanding after 4.5 years, until the stock is redeemed by the Company. The payments of these preferred dividends will decrease the excess cash we would otherwise have available to pay dividends on our common stock and to use for general corporate purposes, including working capital, which could adversely impact our common stockholders and the Company in general.

ITEM  1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2011, the Bank operated from eight locations:

Office Location	Type of Facility	Owned/ Leased	Approximate Square Footage

150 Granby Street, Suite 175, Norfolk, Virginia	Retail Banking Office	Leased	3,739 sq. ft

150 Granby Street, Suite 150, Norfolk, Virginia	Corporate Headquarters (Executive, Commercial Loans and Loan Administration)	Leased	8,403 sq. ft.

841 North Military Highway, Norfolk, Virginia	Retail Banking Office and Deposit Operations	Owned	6,250 sq. ft.

815 Colley Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

735 East Ocean View Avenue, Norfolk, Virginia	Retail Banking Office	Owned	3,000 sq. ft.

601 Lynnhaven Parkway, Virginia Beach, Virginia	Retail Banking Office	Owned	3,165 sq. ft.

1756 Laskin Road, Virginia Beach, Virginia	Retail Banking Office and Commercial Loans	Owned	5,640 sq. ft.

1403 Greenbrier Parkway, Chesapeake, Virginia	Retail Banking Office and Commercial Loans	Leased	3,766 sq. ft.

In August 2011, we opened a branch at 1403 Greenbrier Parkway in Chesapeake. This branch is a retail banking office offering customary banking services to the local community.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the OTC Bulletin Board and Pink Sheets over-the-counter markets under the symbol “HBKS.” The following table sets forth the high and low closing sales price for our common stock, as reported by the OTC Bulletin Board, by calendar quarter for 2011 and 2010. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2011

Fourth Quarter	$12.25	$11.11
Third Quarter	13.00	11.75
Second Quarter	12.80	11.80
First Quarter	13.05	11.80

2010

Fourth Quarter	$13.00	$11.51
Third Quarter	12.50	11.30
Second Quarter	12.50	9.90
First Quarter	11.50	9.50

Holders

At December 31, 2011, there were approximately 860 holders of record of the 2,304,965 outstanding shares of the Company’s common stock.

Dividends

The Company has historically paid cash dividends on a quarterly basis, though the final determination regarding whether to declare and pay dividends on our common stock, and the amount of such dividends, is made at the sole discretion of the Company’s Board of Directors. Determinations by the Board of Directors with respect to dividend payments take into account the financial condition, results of operations and capital requirements of the Company and its subsidiaries, principally the Bank, as well as other relevant factors including applicable law and general business conditions, and depending on such factors the Company’s dividend policy may change from time to time at the discretion of the Board of Directors. Our ability to declare and pay dividends on our common stock is also affected by regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its stockholders, as discussed above in Item 1, “Business - Supervision and Regulation”, including restrictions resulting from the Company’s participation in the SBLF Program. The Company declared and paid cash dividends of $0.24 per common share, in aggregate ($0.06 per common share in quarterly dividends), in each of 2011 and 2010.

Recent Sales of Unregistered Securities

No securities were sold by the Company within the past three years that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan Information

The Company makes grants of options to purchase common stock of the Company pursuant to its stock option plans. Information regarding the Company’s outstanding equity compensation plans as of December 31, 2011 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	235,800	$12.65	47,200

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	235,800	$12.65	47,200

(1)	The Heritage 2006 Equity Incentive Plan previously approved by our shareholders, as amended and restated by our Board of Directors effective January 28, 2009 (“2006 Incentive Plan”), authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under its pre-existing 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

Issuer Purchases of Equity Securities

During the fourth quarter of its fiscal year ending December 31, 2011, we repurchased from one holder a total of 142 shares of our common stock pursuant to terms of our ESOP plan (described in greater detail below in Note 10 to our audited consolidated financial statements) that in certain circumstances required the Company to purchase ESOP shares held by participants. This repurchase is summarized in the chart below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2011 – October 31, 2011	142	$12.35	—	—

November 1, 2011 – November 30, 2011	—	—	—	—

December 1, 2011 – December 31, 2011	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area. The principal business of the Company is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts and certificates of deposit.

The Company actively extends both personal and commercial credit and is involved in the construction and real estate lending market. Loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household and family purposes. Loans to businesses are for such purposes as working capital, financing of facilities and equipment purchases.

Critical Accounting Policies

The preparation of our consolidated financial statements and accompanying notes are governed by accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to use judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. While we believe our judgments, estimates and assumptions are reasonable under the circumstances, actual results may differ materially under different conditions or using different assumptions.

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

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Return on average assets (1)	0.83%	0.74%	0.40%
Return on average equity (2)	8.46%	5.60%	3.62%
Average equity to average assets (3)	12.63%	13.29%	10.99%
Dividend payout ratio (4)	30.77%	36.92%	61.54%

(1)	Net income after tax, before preferred stock dividends and accretion of discount, divided by average total assets.
(2)	Net income after tax, before preferred stock dividends and accretion of discount, divided by average common equity.
(3)	Average equity divided by average total assets.
(4)	Represents common dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $27.5 million, or 10.3%, from $267.1 million at December 31, 2010 to $294.6 million at December 31, 2011. The increase in assets resulted primarily from a $23.3 million, or 64.8%, increase in our aggregate cash, securities available for sale, interest-bearing deposits in other banks and federal funds sold.

Investments. Investments in certain securities available for sale late in the third quarter increased our portfolio by $27.9 million, or 160.9%, to $45.3 million at December 31, 2011 compared to $17.4 million at December 31, 2010. Certificates of deposit, interest-bearing deposits in other banks, and federal funds sold decreased by a total of $6.9 million, from $15.6 million at December 31, 2010 to $8.7 million at December 31, 2011.

Loans. Loans held for investment, net, were $213.2 million at December 31, 2011, a slight decrease of $1.1 million, or 0.5%, from the loan balance of $214.3 million at December 31, 2010.

Bank-owned Life Insurance (“BOLI”). Late in the fourth quarter of 2011, the Bank purchased life insurance on various executives with a cash surrender value of $5.0 million. These policies, whose beneficiary is the Company, were obtained so that the annual BOLI income would help offset some of our employee benefit costs.

Asset Quality. Nonperforming assets were $1,719,000, or 0.58% of assets, at December 31, 2011, compared to $263,000 in nonperforming assets at December 31, 2010. In addition to a bank branch site that we no longer plan to utilize, we obtained an additional property during the third quarter of 2011 through foreclosure proceedings against one borrower.

Deposits. Total deposits at December 31, 2011 were $250.0 million compared to $224.1 million at December 31, 2010, an increase of $25.9 million, or 11.5%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $29.9 million, or 17.0%, from $175.7 million at December 31, 2010 to $205.6 million at December 31, 2011.

Average total deposits increased by $14.1 million, or 6.1%, from $230.2 million for the twelve month period ended December 31, 2010 to $244.3 million for the twelve month period ended December 31, 2011. Average core deposits increased by $14.6 million over the comparable twelve-month periods. In addition, the mix of average noninterest-bearing deposits to average total deposits increased from 34.4% in the twelve months of 2010 to 36.2% in the twelve months of 2011.

Borrowed Funds. Borrowed funds increased by $2.8 million, from $3.5 million at December 31, 2010 to $6.3 million at December 31, 2011.

Capital. Stockholders’ equity decreased by $1.2 million, or 3.0%, from $37.6 million at December 31, 2010 to $36.4 million at December 31, 2011. In March 2011, consistent with our strategic plan and with the approval of the U.S. Treasury, the Company redeemed 2,606 shares of Series A Preferred Stock, resulting in a decrease of $2.6 million (or 25.0%) in the outstanding balance of our TARP preferred stock. During the third quarter of 2011, the Company sold to the U. S. Treasury $7.8 million of non-cumulative preferred stock in connection with our participation in the SBLF program. The Company used the proceeds from this transaction to redeem the remaining $7.8 million balance of our outstanding TARP preferred stock. The resulting $2.4 million reduction in stockholders’ equity from the decrease in the balance of preferred stock was partially offset by an increase in retained earnings of $1.2 million between December 31, 2010 and December 31, 2011.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and other Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, (a) volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, (b) spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and (c) margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2011 and 2010, our average interest-earning assets were $269.1 million and $262.6 million, respectively. During these same years, our net interest margins, on a tax-equivalent basis, were 4.12% and 3.90%, respectively.

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

	YEAR ENDED DECEMBER 31, 2011			YEAR ENDED DECEMBER 31, 2010			YEAR ENDED DECEMBER 31, 2009
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets (2)
Loans (2) (3)	$214,962	$11,423	5.31%	$193,394	$10,218	5.28%	$177,897	$9,022	5.07%
Investment securities - taxable	26,561	799	3.01%	41,996	1,404	3.34%	54,790	2,141	3.91%
FHLB and Federal Reserve Stock	1,972	48	2.44%	2,232	40	1.79%	1,718	27	1.59%
Federal funds sold	136	—	0.08%	651	1	0.12%	3,210	2	0.06%
Other interest income	25,489	93	0.36%	24,365	132	0.54%	9,943	93	0.93%

Total interest-earning assets	269,120	12,363	4.59%	262,638	11,795	4.49%	247,558	11,285	4.56%

Noninterest-earning assets
Other real estate owned	522			102			181
Other assets	17,263			17,656			17,049

Total assets	$286,905			$280,396			$264,788

Interest-bearing liabilities
Money market, NOW accounts	$103,907	$579	0.56%	$98,962	$586	0.59%	$103,646	$688	0.66%
Savings deposits	3,488	6	0.18%	2,957	6	0.20%	2,883	17	0.58%
Certificates of deposit	48,517	634	1.31%	49,072	806	1.64%	52,026	1,371	2.64%

Total interest-bearing deposits	155,912	1,219	0.78%	150,991	1,398	0.93%	158,555	2,076	1.31%

Other borrowings	4,304	44	1.02%	10,982	144	1.30%	10,104	140	1.36%

Total interest-bearing liabilities	160,216	1,263	0.79%	161,973	1,542	0.96%	168,659	2,216	1.31%

Noninterest-bearing liabilities
Demand deposits	88,371			79,237			65,009
Other liabilities	2,092			1,930			2,030

Total liabilities	250,679			243,140			235,698

Stockholders’ equity	36,226			37,256			29,090

Total liabilities and stockholders’ equity	$286,905			$280,396			$264,788

Net interest income and interest rate spread		$11,100	3.80%		$10,253	3.53%		$9,069	3.25%

Net interest margin			4.12%			3.90%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	167.97%			162.15%			146.78%

(1)	The calculations are based on daily average balances.
(2)	Yields are stated on a taxable-equivalent basis assuming tax rates in effect for the periods presented.
(3)	For the purposes of these computations, nonaccrual loans are included in average loan balances.

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

	Year Ended December 31, 2011 vs. 2010 Increase (Decrease) Due to			Year Ended December 31, 2010 vs. 2009 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income
Loans	$1,146	$59	$1,205	$808	$388	$1,196
Investment securities taxable	(477)	(128)	(605)	(454)	(283)	(737)
FHLB & FRB stock	(5)	13	8	9	4	13
Federal funds sold	(1)	—	(1)	(2)	1	(1)
Other interest income	6	(45)	(39)	91	(52)	39

Total interest income	669	(101)	568	452	58	510

Interest expense
Deposits:
Money Market/NOW accounts	26	(33)	(7)	(30)	(72)	(102)
Savings deposits	1	(1)	—	—	(11)	(11)
Certificates of deposit	(9)	(163)	(172)	(74)	(491)	(565)
Borrowings	(74)	(26)	(100)	11	(7)	4

Total interest expense	(56)	(223)	(279)	(93)	(581)	(674)

Net interest income Increase (decrease)	$725	$122	$847	$545	$639	$1,184

Comparison of Operating Results for the Twelve Months Ended December 31, 2011 and 2010

Overview. The Company’s pretax income was $3.5 million for the year 2011, compared to pretax income of $3.2 million for the year 2010, an increase of $323,000. This increase resulted from a $737,000 increase in net interest income, a $383,000 decrease in provision for loan losses, and a decrease in noninterest expense of $178,000, the total of which was partially offset by a $907,000 decrease in gains on sales of securities from $994,000 in 2010 to $87,000 in 2011.

Net Interest Income. The Company’s net interest income before provision for loan losses increased by $737,000 to $10.9 million in the year 2011, compared to $10.2 million in the year 2010. Interest income in the year 2011 grew significantly, primarily due to a change in the mix of our average interest-earning assets from securities to loans. Our interest rate spread increased 27 basis points from 3.53% in the year 2010 to 3.80% in the year 2011, and our net interest margin increased 22 basis points from 3.90% in the year 2010 to 4.12% in the year 2011.

Provision for Loan Losses. A reduction to the provision for loan losses of $15,000 was recorded for the twelve months of 2011, compared to an increase in the provision of $368,000 for the twelve months of 2010. The reduction in 2011 related primarily to a decrease in the outstanding balance of our loan portfolio during 2011 combined with a net recovery in our allowance for loan losses.

Noninterest Income. Total noninterest income decreased by $975,000, from $1.8 million in the year 2010 to $868,000 in the year 2011. The primary factor in this decrease was $994,000 of gains on the sales of investment securities during 2010, compared to a gain of only $87,000 during 2011. In addition, service charges on deposit accounts were $334,000 in 2011, $111,000 less than in 2010.

Noninterest Expense. Total noninterest expense decreased by $178,000 from $8.5 million in the year 2010 to $8.3 million in the year 2011. Decreases in compensation expense, FDIC assessment, and loss on early extinguishment of debt of $49,000, $137,000 and $263,000, respectively, were partially offset by increases in occupancy and other expenses of $67,000 and $111,000, respectively.

Income Taxes. The Company’s income tax expense for the year 2011 was $1,134,000, reflecting an effective tax rate of 32.4%, compared to income tax expense of $1,093,000 for the year 2010, reflecting an effective tax rate of 34.4%. This reduction in effective tax rate was primarily attributable to an increase in tax-exempt interest income from loans and reductions in nondeductible expenses.

Net Income Available to Common Stockholders. The Company repaid $2.6 million, or 25%, of its outstanding TARP preferred stock in March 2011, with a resulting decrease in net income available to common shareholders of $57,000 from the accelerated accretion of the corresponding discount on our outstanding TARP preferred stock. During the third quarter of 2011, we redeemed all of our remaining TARP preferred stock with the proceeds of $7.8 million in non-cumulative preferred stock issued in connection with our participation in the SBLF program, expensing the remaining net discount on the TARP preferred stock, which reduced income available to common shareholders by a total of $153,000 in the third quarter of 2011. During the fourth quarter of 2011, we lowered the dividend rate on our SBLF preferred stock to 1% based on qualified lending increases under the SBLF program. Even after the impact of preferred stock dividends and accelerated accretion of the entire discount on our TARP preferred stock, net income available to common stockholders was $1.8 million for the year 2011, compared to $1.5 million for the year 2010, an increase of $288,000.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	$4,383,032	$4,383,032
	Years Ended December 31,
	2011	2010
Noninterest income
Service charges on deposit accounts	$334,120	$445,122
Gain on sale of investment securities	87,345	993,590
Income from bank-owned life insurance	18,805	18,151
ATM transaction fees	145,671	137,937
Credit card interchange fees	41,810	40,231
Merchant discount fees	34,089	39,043
Late charges and other fees on loans	128,510	85,387
Other	77,387	83,468

Total noninterest income	$867,737	$1,842,929

	$4,383,032	$4,383,032
	Years Ended December 31,
	2011	2010
Noninterest expense
Compensation	$4,383,032	$4,431,787
Data processing	579,968	555,963
Occupancy	838,159	771,639
Furniture and equipment	583,289	585,833
Taxes and licenses	338,223	342,066
Professional fees	366,434	349,967
FDIC assessment	170,198	307,016
Loss on early extinguishment of debt	—	262,800
Marketing	151,026	121,851
Telephone	122,886	115,925
Stationery and supplies	68,276	74,528
Service bureau	47,857	57,731
ATM expense	122,704	114,237
Expenses related to other real estate owned, net	53,606	29,972
Travel	26,845	26,786
Seminars and education	20,616	23,576
Loan servicing	24,576	29,237
Courier	37,063	32,899
Corporate insurance	53,467	48,530
Postage	54,610	58,646
Shareholder expense	61,099	45,391
Other miscellaneous	220,603	115,549

Total noninterest expense	$8,324,537	$8,501,929

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2011 were $213.2 million compared with $214.3 million at December 31, 2010, a decrease of $1.1 million, or 0.5%. As a percentage of average earning assets, average loans were 79.9% for the year ended 2011 and 73.6% for the year ended 2010.

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

Our commercial real estate loans are usually amortized over a period of time ranging from 15 years to 25 years and usually have a term to maturity ranging from five years to 15 years. These loans normally include provisions for interest rate adjustments after the loan is three to five years old. We may extend longer interest rate adjustment periods to particularly credit-worthy borrowers. The Bank’s maximum loan-to-value ratio for a commercial real estate loan is 85%; however, this maximum can be waived for particularly strong borrowers on an exception basis. Most commercial real estate loans are further secured by one or more unconditional personal guarantees.

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

Construction Lending. We have a limited construction lending program consisting of loans for the construction of one-to-four family residences, multi-family dwellings, office and warehouse facilities and other nonresidential projects, generally limited to borrowers who are owner-occupants or who present other business opportunities for the Bank.

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

We also offer a variety of consumer loans, including automobile loans, personal secured and unsecured loans, loans secured by savings accounts or certificates of deposit, and loans to purchase residential lots for the later construction of owner-occupied residences. The shorter terms and generally higher interest rates on consumer loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans secured by collateral other than a personal residence generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral or, in certain cases, the absence of collateral. However, we believe the higher yields generally earned on such loans compensate for the increased credit risk associated with such loans.

We originate residential mortgage loans secured by properties located in our primary market area in Hampton Roads, Virginia, offering various types of residential mortgage loans in addition to traditional long-term, fixed-rate or adjustable-rate mortgage loans. We generally underwrite loans to be retained by the Bank on terms consistent with secondary mortgage market standards.

The following table sets forth, at the dates indicated, our loan portfolio composition by type of loan:

	At December 31,
	2011	2010	2009	2008	2007

Commercial	$39,211,668	$37,353,324	$32,049,988	$33,011,509	$26,108,173
Real estate – commercial	110,349,526	101,080,308	68,504,741	57,510,681	47,361,792
Real estate – construction	14,074,941	18,388,598	18,308,238	27,898,532	23,104,633
Real estate – consumer	49,893,678	55,693,878	59,069,185	55,367,847	53,734,108
Consumer	1,743,546	3,915,213	5,385,443	4,425,209	4,149,881

Total gross loans	215,273,359	216,431,321	183,317,595	178,213,778	154,458,587

Allowance for loan losses	(2,090,629)	(2,089,557)	(1,773,125)	(1,652,174)	(1,399,875)
Unearned loan costs (fees) (1)	—	—	—	—	791,439

Loans, net	$213,182,730	$214,341,764	$181,544,470	$176,561,604	$153,850,151

(1)	Unearned loan costs(fees) have been allocated to the appropriate loan types for years ending 2008 through 2011. Information required to complete this allocation for the year ending 2007 is not available.

The following table presents, at December 31, 2011, (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

Loan Portfolio Composition and Maturities at December 31, 2011

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
Commercial	$17,062,027	$9,809,626	$12,340,015	$39,211,668	18.21%
Real estate – commercial	1,056,622	13,752,978	95,539,926	110,349,526	51.26%
Real estate – construction	2,139,842	10,755,198	1,179,901	14,074,941	6.54%
Real estate – consumer	1,697,784	3,185,224	45,010,670	49,893,678	23.18%
Consumer	684,013	731,554	327,979	1,743,546	0.81%

	$22,640,288	$38,234,580	$154,398,491	$215,273,359	100.00%

Loans Maturing After 1 Year

Total
Fixed rate loans	$65,059,269
Variable rate loans (includes loans subject to call)	127,573,802

$192,633,071

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

Our allowance for loan losses was $2,090,629, or 0.97% of total loans held for investment, net of unearned fees and costs, at December 31, 2011. This compares to an allowance of $2,089,557, or 0.97% of such loans, at year-end 2010. These allowance figures are reflected in the table below.

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

The following table sets forth, for the periods indicated, a summary of activity in our allowance for loan losses:

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007

Balance at beginning of year	$2,089,557	$1,773,125	$1,652,174	$1,399,875	$1,373,000

Charge-offs:
Commercial	943	13,000	7,659	130,429	188,911
Real estate – commercial	1,476	—	—	—	—
Real estate – construction	28,988	—	27,590	194,000	—
Real estate – consumer	—	135,217	60,376	37,370	—
Consumer	2,761	13,401	928	36,019	8,030

Total charge-offs	34,168	161,618	96,553	397,818	196,941

Recoveries
Commercial	2,335	14,258	47,066	186,740	106,245
Real estate – commercial	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – consumer	48,355	82,484	—	—	—
Consumer	50	13,808	1,365	10,607	12,927

Total recoveries	50,740	110,550	48,431	197,347	119,172

Net recoveries(charge-offs)	16,572	(51,068)	(48,122)	(200,471)	(77,769)

Provision for loan losses	(15,500)	367,500	169,073	452,770	104,644

Balance at end of period:	$2,090,629	$2,089,557	$1,773,125	$1,652,174	$1,399,875

Ratio of net recoveries(charge-offs) to average loans outstanding	0.01%	(0.03%)	(0.03%)	(0.12%)	(0.05%)

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.97%	0.97%	0.97%	0.93%	0.90%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of our allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2011, 2010, 2009, 2008 and 2007. The allocation presented for each year reflects an allocation methodology that we adopted in 2005 for the year ended December 31, 2004 and that we have continued to utilize in all subsequent years.

	At December 31
	2011		2010		2009		2008		2007
	Amount	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)
					(Dollars in Thousands)
Loan Type Allocation

Commercial	$343	18.21%	$327	17.25%	$279	17.47%	$296	18.51%	$231	16.90%
Real estate – commercial	966	51.26%	885	46.70%	599	37.50%	500	32.39%	398	30.66%
Real estate – construction	123	6.54%	162	8.51%	161	10.00%	244	15.71%	194	14.96%

Real estate – consumer	455	23.18%	508	25.73%	533	32.09%	491	30.92%	451	34.79%

Consumer	15	0.81%	34	1.81%	47	2.94%	38	2.47%	35	2.69%

	1,902	100.00%	1,916	100.00%	1,619	100.00%	1,569	100.00%	1,309	100.00%

Specific problem loans	—		—		—		—		20

Unallocated	189		174		154		83		71

	$2,091		$2,090		$1,773		$1,652		$1,400

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.
(2)	As a result of loan reclassification, allocations between loan categories may have changed to maintain comparability between years.

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

The following table sets forth, for the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans and restructured loans) and total nonperforming assets:

	At December 31,
	2011	2010	2009	2008	2007

Nonaccrual loans (1)
Commercial	$—	$—	$935	$6,847	$136,650
Real estate – commercial	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – consumer	—	—	—	—	—
Consumer	—	—	—	23,907	—

Total nonaccrual loans	—	—	935	30,754	136,650

Accruing loans past due 90 days or more
Commercial	—	—	48	8,259	8,259
Real estate – commercial	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – consumer	—	—	—	—	—
Consumer	—	—	—	1,678	18,450

Total accruing loans past due 90 days or more	—	—	48	9,937	26,709

Total nonperforming loans	—	—	983	40,691	163,359

Real estate owned, net	1,719,316	263,413	313,300	177,500	—

Total nonperforming assets	$1,719,316	$263,413	$314,283	$218,191	$163,359

Total nonperforming assets to total assets	0.58%	0.10%	0.11%	0.08%	0.07%

(1)	Includes restructured loans of $136,650 at December 31, 2007. There were no restructured loans at December 31, 2008. Restructured loans of $1,469,771 at December 31, 2009 were not included as nonaccrual loans because at December 31, 2009 we expected that the applicable borrowers would satisfy in full all of their payment obligations, both interest payments and repayment of principal, in accordance with the modified terms of their respective loans. There were no nonaccrual restructured loans at December 31, 2010 or 2011.

As of the end of the period ended December 31, 2011, with the exception of $1.7 million in loans to one borrower, there are no loans in respect of which any known information about possible credit problems of borrowers cause our management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Any such doubts or concerns that develop subsequent to that date, if any, may later result in loans being disclosed as nonaccrual, accruing but past due 90 days or more, or troubled debt restructurings.

Loans Held for Sale

There were no loans held for sale at December 31, 2011 or 2010.

Investment Securities

Our investment portfolio is a source of liquidity and is our second largest category of earning assets. At December 31, 2011, our investment portfolio included U.S. Treasury notes, securities issued by U.S. government sponsored enterprises and FNMA and FHLMC mortgage-backed securities. In addition to the investment securities, we also invest in federal funds sold as well as certificates of deposits and other short term interest-bearing deposits in other banks. Securities available for sale were $45.3 million at December 31, 2011, compared with $17.4 million at December 31, 2010. There were no securities held to maturity at December 31, 2011 or 2010.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and securities held to maturity, in each case as applicable, for the years ended December 31, 2011, 2010 and 2009:

	000000000000	000000000000	000000000000	000000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011

Securities available for sale

U.S. Treasury notes	$2,003,760	$39,050	$—	$2,042,810
U.S. Government sponsored enterprises	34,000,000	188,220	—	34,188,220
Mortgage-backed securities	8,637,386	442,010	—	9,079,396

Total securities available for sale	$44,641,146	$669,280	$—	$45,310,426

Total securities (1)	$44,641,146	$669,280	$—	$45,310,426

(1)	At December 31, 2011, the Company held no securities classified as held to maturity.

	000000000000	000000000000	000000000000	000000000000
At December 31, 2010

Securities available for sale

Mortgage-backed securities	$16,744,391	$624,006	$—	$17,368,397

Total securities available for sale	$16,744,391	$624,006	$—	$17,368,397

Total securities (1)	$16,744,391	$624,006	$—	$17,368,397

(1)	At December 31, 2010, the Company held no securities classified as held to maturity.

	000000000000	000000000000	000000000000	000000000000
At December 31, 2009

Securities available for sale

U.S. government sponsored enterprises	$5,000,000	$—	$25,000	$4,975,000
Mortgage-backed securities	43,773,714	1,354,652	—	45,128,366

Total securities available for sale	$48,773,714	$1,354,652	$25,000	$50,103,366

Total securities (1)	$48,773,714	$1,354,652	$25,000	$50,103,366

(1)	At December 31, 2009, the Company held no securities classified as held to maturity.

The following table presents the contractual maturity distribution and estimated weighted average yields, based on amortized cost, of our investment securities portfolio at December 31, 2011. Actual maturities will differ from contractual maturities because mortgage-backed securities will amortize and may be prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury notes	$—	—%	$2,003,760	1.17%	$—	—%	$—	—%	$2,003,760	1.17%
U.S. Government sponsored enterprises	—	—%	—	—%	34,000,000	2.31%	—	—%	34,000,000	2.31%
Mortgage-backed securities	—	—%	5,418,930	3.54%	3,218,456	4.34%	—	—%	8,637,386	3.83%

Total	$—	—%	$7,422,690	2.90%	$37,218,456	2.48%	$—	—%	$44,641,146	2.55%

At December 31, 2011, U.S. Government sponsored enterprise (Federal Home Loan Bank and Federal Farm Credit Bureau agency) securities and mortgage-backed (FNMA and FHLMC) securities each exceeded 10% of the Company’s stockholders’ equity.

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

Our deposit base includes large denomination certificates of deposit of $100,000 or more. These large denomination CDs represented approximately 0.2% and 0.8% of total deposits at December 31, 2011 and 2010, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest-bearing NOW, money market and savings accounts	$107,395,282	0.54%	$101,918,669	0.58%	$106,528,856	0.66%
Time deposits	48,516,695	1.31%	49,071,815	1.64%	52,026,226	2.64%

Total interest-bearing deposits	155,911,977	0.78%	150,990,484	0.93%	158,555,082	1.31%
Demand and other noninterest-bearing deposits	88,370,617	—	79,237,551	—	65,008,976	—

Total average deposits	$244,282,594	0.50%	$230,228,035	0.61%	$223,564,058	0.93%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2011:

Remaining maturity

Less than three months	$222,966
Over three months through six months	183,754
Over six months through twelve months	143,224
Over twelve months	—

Total	$549,944

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2011, borrowings included $4.0 million in Federal Home Loan Bank short-term advances and $1.5 million in securities sold under agreements to repurchase. Other borrowings of $782,000 million at December 31, 2011 consisted primarily of participated loans sold by the Bank with disproportionate cash flows to the buyer. Generally accepted accounting principles consider these loans to be incomplete transfers because risk is not proportionate and require that this type of participation be classified as a borrowing. Because of this treatment, the entire loan balance is reported in loans held for investment and not reduced for the participation.

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

Liquid assets, which include cash and due from banks, certificates of deposit in other banks, federal funds sold and nonpledged securities available for sale, totaled $57.8 million at December 31, 2011. In addition, our funding sources at December 31, 2011 consisted of established borrowing capacity with the FHLB, subject to qualifying collateral availability, equal to 25.0% of the Bank’s total assets, or $73.4 million, and established federal funds lines with correspondent banks. At December 31, 2011, there was an outstanding balance with the FHLB of $4.0 million.

Certificates of deposit that are scheduled to mature within one year totaled $38.6 million at December 31, 2011. These deposits are generally considered to be rate sensitive. While our liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, we believe we have the ability to raise additional deposits by conducting deposit promotions. In the event we require funds beyond our ability to generate them internally, we could borrow from established lines or obtain funds through the sale of investment securities from our available for sale portfolio; however, we have not in the past and currently do not expect to solicit or accept brokered deposits. Management believes our liquidity sources are sufficient to satisfy our current operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $36.4 million, or 12.4% of assets, at December 31, 2011, compared to $37.6 million, or 14.1% of assets, at December 31, 2010. This $1.2 million decrease in stockholders’ equity was due primarily to a $2.4 million net decrease in outstanding preferred stock resulting from the redemption of all of our TARP preferred stock coupled with the issuance of a lesser amount of new preferred stock under the SBLF program. This decrease was offset by an increase in retained earnings of $1.2 million. The Company paid aggregate dividends of $0.24 per common share in each of 2011 and 2010. The dividend payout ratio on our common shares was 30.77% in 2011, compared to 36.92% in 2010.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). Our total capital ratio was 15.98% at December 31, 2011, compared to 17.15% at December 31, 2010; our Tier 1 capital ratio was 15.10% at December 31, 2011, compared to 16.24% at December 31, 2010; and our leverage ratio was 11.77% at December 31, 2011, compared to 13.24% at December 31, 2010. These ratios all exceed the mandated minimum regulatory capital requirements.

The following table presents information on the capital amounts and ratios for the Company and the Bank as of December 31, 2011 and 2010:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$38,086	15.98%	$19,072	8.0%	N/A	N/A
Bank	$36,386	15.27%	$19,060	8.0%	$23,825	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,996	15.10%	$9,536	4.0%	N/A	N/A
Bank	$34,295	14.39%	$9,530	4.0%	$14,295	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,996	11.77%	$12,236	4.0%	N/A	N/A
Bank	$34,295	11.24%	$12,208	4.0%	$15,260	5.0%

At December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$39,257	17.15%	$18,313	8.0%	N/A	N/A
Bank	$35,978	15.75%	$18,270	8.0%	$22,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$37,168	16.24%	$9,156	4.0%	N/A	N/A
Bank	$33,888	14.84%	$9,135	4.0%	$13,702	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$37,168	13.24%	$11,225	4.0%	N/A	N/A
Bank	$33,888	12.16%	$11,145	4.0%	$13,931	5.0%

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

Contractual Obligations and Commitments

In the normal course of business we have various outstanding contractual obligations that will require future cash outflows. In addition, we have commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table presents information regarding our outstanding contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Securities sold under agreements to repurchase	$1,502	$1,502	$—	$—	$—
Other borrowings	782	317	465	—	—
Operating lease obligations	1,780	330	677	661	112
Deposits	249,978	244,211	4,914	853	—
Deferred compensation	1,070	67	105	100	798
Purchase obligations	2,468	1,098	1,109	261	—

Total contractual cash obligations	$257,580	$247,525	$7,270	$1,875	$910

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

The following table reflects our other commitments outstanding as of December 31, 2011:

Commitments to extend credit	$33,781,895
Standby letters of credit	189,000

Total other commitments	$33,970,895

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

One of the methods we use to manage interest rate risk is the management of the Bank’s net interest income at risk. This technique estimates the impact of instantaneous and parallel changes in interest rates on net interest income over the twenty-four months following a specified balance sheet date. In this analysis, a base net interest income scenario is computed assuming interest rates that existed on interest-bearing assets and liabilities at the balance sheet date. With the balance sheet held constant, instantaneous and parallel interest rate changes are then applied to the base interest rates and net interest income is calculated for each level of increase and decrease in interest rates. The sensitivity of net interest income to each change in interest rates is measured by the change in net interest income from the base net interest income scenario.

Numerous factors may result in the net interest income estimates resulting from this methodology to differ from actual results. Changes to the shape of the yield curve are typically not consistent with an instantaneous and parallel shift in interest rates. Also, changes in interest rates do not affect all assets and liabilities equally. For example, interest rates of certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. Certain assets may have features that restrict changes on their interest rates.

The following table illustrates the expected effect on net interest income for the twenty-four months following the end of 2011 due to immediate and parallel changes in interest rates. The tabular results below do not reflect any action management may take to make balance sheet adjustments in response to rising interest rates. Estimated changes in net interest income are dependent on assumptions including, but not limited to, those discussed above.

Effect on Bank Net Interest Income from Base Scenario

	For the Twenty-Four Months Following December 31, 2011
	Change in Net Interest Income
	(dollars in thousands)
Change in Interest Rates	Amount		%

+200 basis points	$(1,927.8)		(9.31%)
+100 basis points	(958.0)		(4.63%)
-100 basis points	NM	(1)	NM	(1)
-200 basis points	NM	(1)	NM	(1)

(1)	NM – Due to historically low interest rates, management believes that parallel interest rate changes on interest-bearing assets and interest-bearing liabilities in these scenarios are not meaningful.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the consolidated balance sheets of Heritage Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis LLC

Galax, Virginia

March 29, 2012

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

At December 31, 2011 and 2010

	2011	2010
ASSETS

Cash and due from banks	$5,334,514	$3,055,518
Interest-bearing deposits in other banks	8,646,204	12,923,520
Federal funds sold	33,425	400,402

Total cash and cash equivalents	14,014,143	16,379,440
Certificates of deposit in other banks	—	2,259,592
Securities available for sale, at fair value	45,310,426	17,368,397
Loans, net
Held for investment, net of allowance for loan losses of $2,090,629 and $2,089,557, respectively	213,182,730	214,341,764
Accrued interest receivable	694,018	668,173
Stock in Federal Reserve Bank (“FRB”), at cost	591,400	587,150
Stock in Federal Home Loan Bank of Atlanta (“FHLB”), at cost	833,800	1,773,300
Other real estate owned	1,719,316	263,413
Premises and equipment, net	11,028,897	11,164,513
Bank-owned life insurance	5,615,692	584,106
Other assets	1,593,918	1,698,141

Total assets	$294,584,340	$267,087,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits
Noninterest-bearing	$92,838,440	$85,308,242
Interest-bearing	157,139,234	138,794,096

Total deposits	249,977,674	224,102,338

Federal Home Loan Bank Advance	4,000,000	—
Securities sold under agreements to repurchase	1,502,391	2,377,697
Other borrowings	782,197	1,086,547
Accrued interest payable	82,976	100,506
Other liabilities	1,801,689	1,841,432

Total liabilities	258,146,927	229,508,520

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized:
Fixed rate cumulative perpetual preferred stock, Series A, 0 shares and 10,103 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	10,103,000
Fixed rate cumulative perpetual preferred stock, Series B, 0 shares and 303 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	303,000
Senior non-cumulative perpetual preferred stock, Series C, 7,800 shares and 0 shares outstanding at December 31, 2011 and December 31, 2010, respectively	7,800,000	—
Common stock, $5 par value – 6,000,000 shares authorized; 2,304,965 and 2,307,502 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	11,524,825	11,537,510
Additional paid-in capital	6,703,758	6,657,704
Retained earnings	9,967,105	8,801,093
Discount on preferred stock	—	(234,681)
Accumulated other comprehensive income, net	441,725	411,843

Total stockholders’ equity	36,437,413	37,579,469

Total liabilities and stockholders’ equity	$294,584,340	$267,087,989

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011 and 2010

	2011	2010
Interest and dividend income
Loans and fees on loans	$11,266,733	$10,170,857
Taxable investment securities	798,639	1,403,457
Dividends on FRB and FHLB stock	48,049	39,996
Interest on federal funds sold	107	812
Other interest income	92,966	132,378

Total interest income	12,206,494	11,747,500

Interest expense
Deposits	1,218,755	1,397,569
Borrowings	44,614	144,281

Total interest expense	1,263,369	1,541,850

Net interest income	10,943,125	10,205,650
Provision for (recovery of) loan losses	(15,500)	367,500

Net interest income after provision for (recovery of) loan losses	10,958,625	9,838,150

Noninterest income
Service charges on deposit accounts	334,120	445,122
Income from bank-owned life insurance	18,805	18,151
Gain on sale of investment securities	87,345	993,590
Late charges and other fees on loans	128,510	85,387
Other	298,957	300,679

Total noninterest income	867,737	1,842,929

Noninterest expense
Compensation	4,383,032	4,431,787
Data processing	579,968	555,963
Occupancy	838,159	771,639
Furniture and equipment	583,289	585,833
Taxes and licenses	338,223	342,066
Professional fees	366,434	349,967
FDIC assessment	170,198	307,016
Loss on early extinguishment of debt	—	262,800
Marketing	151,026	121,851
Telephone	122,886	115,925
Stationery and supplies	68,276	74,528
Expenses related to other real estate owned	53,606	29,972
Other	669,440	552,582

Total noninterest expense	8,324,537	8,501,929

Income before provision for income taxes	3,501,825	3,179,150
Provision for income taxes	1,133,284	1,093,229

Net income	2,368,541	2,085,921
Preferred stock dividends and accretion of discount	(581,233)	(586,551)

Net income available to common stockholders	$1,787,308	$1,499,370

Earnings per common share
Basic	$0.78	$0.65

Diluted	$0.77	$0.65

Dividends per common share	$0.24	$0.24

Weighted average common shares outstanding - basic	2,305,267	2,301,957
Effect of dilutive stock options	10,606	6,347

Weighted average common shares outstanding – assuming dilution	2,315,873	2,308,304

The notes to consolidated financial statements are an integral part of these statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

	Preferred Shares		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	10,406	$10,117,188	2,291,352	$11,456,760	$6,472,893	$7,854,024	$877,570	$36,778,435

Comprehensive income:
Net income for 2010	—	—	—	—	—	2,085,921	—	2,085,921
Change in unrealized gain on securities available-for-sale, net of tax of $239,920	—	—	—	—	—	—	(465,727)	(465,727)

Total comprehensive income	—	—	—	—	—	—	—	1,620,194
Exercise of stock options and related tax benefits of $31,173	—	—	16,150	80,750	43,473	—	—	124,223
Equity-based compensation expense	—	—	—	—	141,338	—	—	141,338
Net accretion from issuance of preferred stock warrants	—	54,131	—	—	—	(54,131)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(532,420)	—	(532,420)
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(552,301)	—	(552,301)

Balance, December 31, 2010	10,406	$10,171,319	2,307,502	$11,537,510	$6,657,704	$8,801,093	$411,843	$37,579,469
Comprehensive income:
Net income for 2011	—	—	—	—	—	2,368,541	—	2,368,541
Change in unrealized gain on securities available-for-sale, net of tax of $15,393	—	—	—	—	—	—	29,882	29,882

Total comprehensive income	—	—	—	—	—	—	—	2,398,423
Exercise of stock options and related tax benefits of $3,060	—	—	2,000	10,000	8,060	—	—	18,060
Repurchase of common shares	—	—	(4,537)	(22,685)	(33,580)	—	—	(56,265)
Equity-based compensation expense	—	—	—	—	83,171	—	—	83,171
Issuance of Series C preferred stock	7,800	7,800,000	—	—	—	—	—	7,800,000
Costs related to issuance of perpetual preferred stock	—	—	—	—	(11,597)	—	—	(11,597)
Redemption of Series A preferred stock	(10,103)	(10,103,000)	—	—	—	—	—	(10,103,000)
Redemption of Series B preferred stock	(303)	(303,000)	—	—	—	—	—	(303,000)
Net accretion from issuance of preferred stock warrants	—	234,681	—	—	—	(234,681)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(414,584)	—	(414,584)
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(553,264)	—	(553,264)

Balance, December 31, 2011	7,800	$7,800,000	2,304,965	$11,524,825	$6,703,758	$9,967,105	$441,725	$36,437,413

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$2,368,541	$2,085,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan loss	(15,500)	367,500
Amortization of loan yield adjustments, net	325,848	363,526
Depreciation, amortization and accretion, net	606,800	828,838
Stock-based compensation	83,171	141,338
Deferred compensation	82,457	65,591
Exercise of stock options tax benefit	3,060	31,173
Net (gains)losses on:
Sale of securities	(87,345)	(993,590)
Sale, disposal or impairment of property, plant and equipment	(659)	6,484
Sale or impairment of other real estate owned	(3,347)	29,627
Net gain on bank-owned life insurance	(18,805)	(18,151)
Changes in assets/liabilities, net
Interest receivable and other assets	62,985	20,917
Interest payable and other liabilities	(126,987)	267,792

Net cash provided by operating activities	3,280,219	3,196,966

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	8,061,402	36,321,130
Purchases of securities available for sale	(41,920,781)	(46,052,671)
Proceeds from sales of securities available for sale	6,005,391	42,499,712
Net decrease in certificates of deposit in other banks	2,259,592	1,676,439
Proceeds from sale of other real estate owned	28,347	283,673
Net increase in loans held for investment	(632,217)	(33,528,320)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(4,250)	(438,750)
Redemption of Federal Home Loan Bank stock and Federal Reserve Bank stock	939,500	140,100
Purchases of premises and equipment	(440,396)	(132,287)
Proceeds from sales of premises and equipment	1,707	—
Purchases of and premiums paid for bank-owned life insurance	(5,012,781)	(12,781)

Net cash provided by(used for) investing activities	(30,714,486)	756,245

Cash flows from financing activities:
Proceeds from exercise of stock options	15,000	93,050
Net increase(decrease) in deposits	25,875,336	(5,033,824)
Proceeds from Federal Home Loan Bank advances	37,950,000	101,355,000
Repayments of Federal Home Loan Bank advances	(33,950,000)	(106,355,000)
Net increase(decrease) in securities sold under agreements to repurchase	(875,306)	361,462
Proceeds from federal funds purchased	1,000	—
Proceeds from other borrowings	—	1,160,000
Repayments of other borrowings	(305,350)	(73,453)
Net proceeds from issuance of preferred stock	7,788,403	—
Repurchase of preferred stock	(10,406,000)	—
Repurchase of common stock	(56,265)	—
Cash dividends paid	(967,848)	(1,084,721)

Net cash provided by(used for) financing activities	25,068,970	(9,577,486)

Decrease in cash and cash equivalents	(2,365,297)	(5,624,275)

Cash and cash equivalents, beginning of period	16,379,440	22,003,715

Cash and cash equivalents, end of period	$14,014,143	$16,379,440

Supplemental disclosure:
Interest paid	$1,280,899	$1,559,745
Income taxes paid	$1,328,734	$1,193,052
Noncash financing activities:
Transfer of loans to other real estate owned	$1,480,903	$—
Noncash investing activities:
Transfer of premises and equipment to other real estate owned	$—	263,413

The notes to consolidated financial statements are an integral part of these statements.

HERITAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Heritage Bankshares, Inc. and its wholly-owned subsidiary, Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2011 the Company serves as the holding company for its wholly-owned subsidiary, Heritage Bank.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2011, Sentinel Financial owned an interest in Infinex Investments, Inc. (formerly Bankers Investment Group, LLC) and Bankers Insurance, LLC, providers of various insurance and investment products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. In addition, at December 31, 2011, Sentinel Financial owned other real estate owned. This real estate is recorded at fair value.

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

Certificates of Deposit in Other Banks

The Company occasionally invests in certificates of deposit at other financial institutions with original maturity dates between six and twenty-five months. There were no existing certificates of deposit at December 31, 2011.

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

The carrying value of a restructured loan is reduced by the fair value of assets or equity interest received from the borrower, if any. The Company generally continues to classify restructured nonaccrual loans as nonaccrual until such time as the loans demonstrate performance. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring, loans are classified as impaired.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit and issue standby letters of credit. Such financial instruments are recorded when they are funded.

Sale of Loans

Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (3) the Company does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity. In addition, participated loans sold by the Bank with disproportionate cash flows to the buyer are considered to be incomplete transfers because risk is not proportionate. Generally accepted accounting principles require that this type of participation be classified as a borrowing with the entire loan balance reported in loans held for investment and not reduced for the participation.

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets, ranging from 2 years to 40 years.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

As a member of the Federal Reserve Bank, the Company is required to hold shares of FRB capital stock, $100 par value, in an amount equal to 6% of the Bank’s total common stock and capital surplus.

As a member of the Federal Home Loan Bank of Atlanta, the Company is required to hold shares of capital stock in the FHLB in an amount equal to 0.18% of total assets plus 4.50% of borrowings from the FHLB. The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. Additional stock at FHLB must be purchased as a percentage of borrowings and is generally pledged against these borrowings. No ready market exists for the FHLB stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2011, no valuation allowance has been provided against the Company’s deferred tax asset.

The Company analyzes tax positions taken or expected to be taken on its tax returns to determine if it has any liability related to uncertain tax positions in accordance with guidance on income taxes. Liabilities, if any, resulting from this evaluation are recorded in the current period.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer, as well as a Supplemental Executive Retirement Plan with its current Chief Executive Officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2011, the discount rate the Company utilized to determine the deferred compensation liability under such plans was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former employees and directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2011, the Company has one stock-based compensation plan, the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009 (the “2006 Incentive Plan”). The Company has adopted accounting guidance related to share-based payments, which requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the issuing entity’s financial statements as services are performed. The Company had no existing stock options that remained unvested as of January 1, 2006.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 5 below.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5 below.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on its financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on its financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB reconsiders future requirements.

In December 2011, the Property, Plant and Equipment topic of the ASC was amended to provide guidance on derecognizing in substance real estate when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Typically a company will continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments are effective for reporting periods beginning after June 15, 2012 and are not expected to have a material effect on the Company’s financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In accordance with accounting guidance, the Company evaluated events and transactions for potential recognition or disclosure in our financial statements through the date the financial statements were issued.

NOTE 2 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2011	2010
Unrealized holding gains on securities available for sale	$132,620	$287,944

Realized gains on sales of securities available for sale	(87,345)	(993,590)

Tax effect on realized gains	29,697	337,820

Tax effect on unrealized gain	(45,090)	(97,901)

Other comprehensive income (loss), net of tax	$29,882	$(465,727)

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these required reserve balances amounted to $4,018,000 and $3,532,000, respectively.

NOTE 4 – SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011
Securities available for sale
U.S. Treasury notes	$2,003,760	$39,050	$—	$2,042,810
U.S. Government sponsored enterprises	34,000,000	188,220	—	34,188,220
Mortgage-backed securities	8,637,386	442,010	—	9,079,396

Total securities available for sale	$44,641,146	$669,280	$—	$45,310,426

Total securities	$44,641,146	$669,280	$—	$45,310,426

At December 31, 2010
Securities available for sale
Mortgage-backed securities	$16,744,391	$624,006	$—	$17,368,397

Total securities available for sale	$16,744,391	$624,006	$—	$17,368,397

Total securities	$16,744,391	$624,006	$—	$17,368,397

Investment securities having an amortized cost of $9,000,000 and $6,396,463 at December 31, 2011 and 2010, respectively, are made available for retail repurchase agreements. The estimated fair values of these securities were $9,077,770 and $6,621,095 at December 31, 2011 and 2010, respectively.

Gross proceeds from sales of securities available for sale were $6,005,391 in 2011 and $42,499,712 in 2010. Gross gains associated with these sales were $87,345 and $993,590, respectively; there were no gross losses from these sales. There were no unrealized losses on investment securities at December 31, 2011 or 2010.

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity:

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	7,422,690	7,703,100
Due after five years through ten years	37,218,456	37,607,326
Due after ten years	—	—

Total	$44,641,146	$45,310,426

NOTE 5 – LOANS HELD FOR INVESTMENT, NET

Loans at the dates indicated consisted of the following:

	At December 31,
	2011	2010
Commercial	$39,211,668	$37,353,324
Real estate – commercial	110,349,526	101,080,308
Real estate – construction	14,074,941	18,388,598
Real estate – consumer	49,893,678	55,693,878
Consumer	1,743,546	3,915,213

Total loans	215,273,359	216,431,321

Allowance for loan losses	(2,090,629)	(2,089,557)

Loans, net(1)	$213,182,730	$214,341,764

(1)	Loan amounts in all tables are presented net of unearned fees and costs for December 31, 2011 and December 31, 2010.

Nonperforming assets at the dates indicated were:

	At December 31,
	2011	2010
Total nonperforming loans	$—	$—

Other real estate owned	1,719,316	263,413

Total nonperforming assets	$1,719,316	$263,413

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At December 31
	2011	2010

Balance, beginning of year	$2,089,557	$1,773,125
Provision for (recovery of) loan losses	(15,500)	367,500
Loans charged-off
Commercial	(943)	(13,000)
Real estate – commercial	(1,476)	—
Real estate – construction	(28,988)	—
Real estate – consumer	—	(135,217)
Consumer	(2,761)	(13,401)

Total loans charged-off	(34,168)	(161,618)

Recoveries
Commercial	2,335	14,258
Real estate – commercial	—	—
Real estate – construction	—	—
Real estate – consumer	48,355	82,484
Consumer	50	13,808

Total loans recovered	50,740	110,550

Net recoveries(charge-offs)	16,572	(51,068)

Balance, end of period	$2,090,629	$2,089,557

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2011:

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Nonaccrual Loans	Current	Total Loans Outstanding	Loans 90 days past due and accruing

Commercial	$—	$—	$—	$—	$—	$39,211,668	$39,211,668	$—
Real estate – commercial	—	—	—	—	—	110,349,526	110,349,526	—
Real estate – construction	—	—	—	—	—	14,074,941	14,074,941	—
Real estate – consumer	33,009	—	—	33,009	—	49,860,669	49,893,678	—
Consumer	—	—	—	—	—	1,743,546	1,743,546	—

Total	$33,009	$—	$—	$33,009	$—	$215,240,350	$215,273,359	$—

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2010:

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Total Past Due	Nonaccrual Loans	Current	Total Loans Outstanding	Loans 90 days past due and accruing

Commercial	$—	$—	$—	$—	$—	$37,353,324	$37,353,324	$—
Real estate – commercial	—	—	—	—	—	101,080,308	101,080,308	—
Real estate – construction	—	—	—	—	—	18,388,598	18,388,598	—
Real estate – consumer	129,998	—	—	129,998	—	55,563,880	55,693,878	—
Consumer	—	—	—	—	—	3,915,213	3,915,213	—

Total	$129,998	$—	$—	$129,998	$—	$216,301,323	$216,431,321	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate, and construction real estate loans at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total

Category:
Normal review	$39,211,668	$109,787,545	$12,948,346	$161,947,559
Closely monitored	—	561,981	1,126,595	1,688,576
In collection	—	—	—	—

Total	$39,211,668	$110,349,526	$14,074,941	$163,636,135

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate, and construction real estate loans at December 31, 2010:

	Commercial	Real Estate Commercial	Real Estate Construction	Total

Category:
Normal review	$37,353,324	$99,611,016	$18,388,598	$155,352,938
Closely monitored	—	1,469,292	—	1,469,292
In collection	—	—	—	—

Total	$37,353,324	$101,080,308	$18,388,598	$156,822,230

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Total

Grade:
Pass	$39,200,219	$109,218,693	$12,777,311	$161,196,223
Substandard	11,449	1,130,833	1,297,630	2,439,912
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$39,211,668	$110,349,526	$14,074,941	$163,636,135

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2010:

	Commercial	Real Estate Commercial	Real Estate Construction	Total

Grade:
Pass	$37,345,974	$98,522,947	$16,789,206	$152,658,127
Substandard	7,350	2,557,361	1,599,392	4,164,103
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$37,353,324	$101,080,308	$18,388,598	$156,822,230

The Bank utilizes delinquency status in its evaluation of credit exposure for consumer loans, which include both revolving and closed-end mortgages as well as installment and personal loans. Consumer loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at December 31, 2011:

	000000000000	000000000000	000000000000
	Real Estate Consumer	Consumer	Total

Performing	$49,893,678	$1,743,546	$51,637,224
Nonperforming	—	—	—

Total	$49,893,678	$1,743,546	$51,637,224

The following table represents the credit risk profile for the consumer portfolio at December 31, 2010:

	000000000000	000000000000	000000000000
	Consumer Mortgages	Installment and Other Consumer	Total

Performing	$55,693,878	$3,915,213	$59,609,091
Nonperforming	—	—	—

Total	$55,693,878	$3,915,213	$59,609,091

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2011:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Consumer	Consumer	Unallocated	Total

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$4,917	$9,858	$—	$—	$—	$14,775

Ending balance:
Collectively evaluated for impairment	343,102	960,641	113,298	455,031	15,256	188,526	2,075,854

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$343,102	$965,558	$123,156	$455,031	$15,256	$188,526	$2,090,629

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Consumer	Consumer	Unallocated	Total

Total loans:

Ending balance:
Individually evaluated for impairment(1)	$—	$561,981	$1,126,595	$—	$—	$—	$1,688,576

Ending balance:
Collectively evaluated for impairment	39,211,668	109,787,545	12,948,346	49,893,678	1,743,546	—	213,584,783

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$39,211,668	$110,349,526	$14,074,941	$49,893,678	$1,743,546	$—	$215,273,359

(1)	Certain loans were evaluated for impairment at December 31, 2011. Based on this evaluation process, it was determined that a specific allowance was not required.

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2010:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Consumer	Consumer	Unallocated	Total

Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$12,867	$—	$—	$—	$—	$12,867

Ending balance:
Collectively evaluated for impairment	326,858	871,586	161,332	508,485	34,258	174,171	2,076,690

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$326,858	$884,453	$161,332	$508,485	$34,258	$174,171	$2,089,557

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Consumer	Consumer	Unallocated	Total

Total loans:

Ending balance:
Individually evaluated for impairment (1)	$—	$1,469,292	$—	$—	$—	$—	$1,469,292

Ending balance:
Collectively evaluated for impairment	37,353,324	99,611,016	18,388,598	55,693,878	3,915,213	—	214,962,029

Ending balance:
Loans acquired with deteriorated credit	—	—	—	—	—	—	—

Total Ending Balance	$37,353,324	$101,080,308	$18,388,598	$55,693,878	$3,915,213	$—	$216,431,321

(1)	Certain loans were evaluated for impairment at December 31, 2010. Based on this evaluation process, it was determined that no impairment was required.

The following table reflects the average daily recorded investment in impaired loans as of December 31, 2011 and interest income recognized on those loans for the twelve month period ending December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized

With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate – commercial	561,981	559,076	—	488,031	—
Real estate – consumer	—	—	—	—	—
Real estate – construction	1,126,595	1,123,677	—	17,111	—
Consumer	—	—	—	—	—

Total	$1,688,576	$1,682,753	$—	$505,142	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate – commercial	—	—	—	—	—
Real estate – consumer	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate – commercial	561,981	559,076	—	488,031	—
Real estate – consumer	—	—	—	—	—
Real estate – construction	1,126,595	1,123,677	—	17,111	—
Consumer	—	—	—	—	—

Total	$1,688,576	$1,682,753	$—	$505,142	$—

The following table is a summary of information pertaining to impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Balance	Related Allowance	Average Daily Recorded Investment	Interest Income Recognized

With no allowance recorded:
Commercial	$—	$—	$—	$44,148	$2,541
Real estate – commercial	—	—	—	—	—
Real estate – consumer	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer	—	—	—	9,181	660

Total	$—	$—	$—	$53,329	$3,201

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate – commercial	—	—	—	—	—
Real estate – consumer	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$44,148	$2,541
Real estate – commercial	—	—	—	—	—
Real estate – consumer	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer	—	—	—	9,181	660

Total	$—	$—	$—	$53,329	$3,201

No loans were restructured during the three and twelve month periods ended December 31, 2011, and no loans that had been restructured during the prior twelve months went into default.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2011	2010
Land and improvements	$3,745,091	$3,745,091
Buildings and improvements	5,424,341	5,379,511
Leasehold improvements	1,766,887	1,710,267
Equipment, furniture and fixtures	3,488,813	3,256,609
Fixed assets not in service	16,126	12,429

	14,441,258	14,103,907
Less - accumulated depreciation	(3,412,361)	(2,939,394)

	$11,028,897	$11,164,513

Depreciation expense for the years ended December 31, 2011 and 2010 was $574,964 and $588,870, respectively. The Company incurred gains on disposal and impairment charges related to equipment of $659 in 2011 and losses on disposal and impairment charges of $6,484 in 2010.

The Company leases approximately 12,000 square feet of office space for executive and operating offices and a branch in Norfolk and an additional 3,766 square feet of office space for a branch in Chesapeake.

The initial lease term for the Norfolk facility, which began in 2007, is for ten years expiring in 2017 with four renewal options of five years each. The Company pays a minimum rent plus annual adjustments based on a CPI index. Total rent expense for the Norfolk facility during years ended December 31, 2011 and 2010 amounted to $227,759 and $219,950, respectively.

The initial lease term for the Chesapeake branch, which began in 2011, is for five years expiring in 2016 with three renewal options of five years each. The Company pays a base rent for the first three years with 3% increases in each of the next two years during the initial lease term. Total rent expense for the Chesapeake branch during 2011 was $42,179; there was no such rent expense during 2010.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2011 were as follows:

2012	$330,284
2013	335,233
2014	341,523
2015	349,194
2016	311,777
2017	112,422

$1,780,433

NOTE 7 – DEPOSITS

Interest-bearing deposits consist of the following at the dates indicated:

	December 31,
	2011	2010

Money Market and NOW	$107,317,165	$87,467,499
Savings	5,455,079	2,902,126
Certificates of deposit $100,000 and over	549,944	1,814,807
Other time deposits	43,817,046	46,609,664

	$157,139,234	$138,794,096

At December 31, 2011, the scheduled maturities of time deposits are as follows:

2012	$38,600,086

2013	4,495,445

2014	418,273

2015 and thereafter	853,186

$44,366,990

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Investment securities having an amortized cost of $9,000,000 and $6,396,463 and fair values of $9,077,770 and $6,621,095 were made available to secure retail repurchase agreements at December 31, 2011 and 2010, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2011	2010
Balance at end of year	$1,502,391	$2,377,697
Average balance during the year	$1,946,182	$2,324,621
Weighted average interest rate during the year	0.19%	0.19%
Interest expense during the year	$3,704	$4,417
Maximum month-end balance during the year	$2,323,779	$5,389,039

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2011, a credit availability for the Bank in an amount equal to 25% of the Bank’s total assets. At December 31, 2011, the Bank had $4.0 million in outstanding advances under the FHLB credit line. Borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, home equity lines of credit, multifamily mortgage loans, and commercial real estate loans. Information concerning advances from the FHLB is summarized as follows:

	December 31,
	2011	2010
Balance at end of year	$4,000,000	$—
Average balance during the year	$1,434,385	$8,275,726
Weighted average interest rate during the year	0.40%	1.49%
Interest expense during the year	$5,796	$125,340
Maximum month-end balance during the year	$15,650,000	$23,500,000

Other borrowings consist of participated loans sold by the Bank with disproportionate cash flows to the buyer. Generally accepted accounting principles consider these loans to be incomplete transfers because risk is not proportionate and require that this type of participation be classified as a borrowing. Because of this treatment, the entire loan balance is reported in loans held for investment and not reduced for the participation. At December 31, 2011, the outstanding balance for other borrowings was $782,197, which includes $1,000 in federal funds purchased from a correspondent bank. At December 31, 2010, the outstanding balance for other borrowings was $1,086,547.

NOTE 9 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per common share (“EPS”) in accordance with generally accepted accounting principles related to earnings per share. EPS is calculated after giving effect to payments made and other obligations in respect of the Company’s outstanding shares of preferred stock, and the components of the Company’s EPS calculations are as follows:

	Years Ended December 31,
	2011	2010
Net income available to common stockholders (numerator, basic and diluted)	$1,787,308	$1,499,370
Weighted average common shares outstanding (denominator)	2,305,267	2,301,957

Earnings per common share – basic	$0.78	$0.65

Effect of dilutive securities
Weighted average common shares outstanding	2,305,267	2,301,957
Effect of stock options	10,606	6,347

Diluted average common shares outstanding (denominator)	2,315,873	2,308,304

Earnings per common share – assuming dilution	$0.77	$0.65

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

Any difference in the number of shares used for basic earnings per common share and diluted earnings per common share for each of the two years results solely from the dilutive effect of stock options. Options on an average of 66,935 shares and 121,374 shares were not included in computing diluted earnings per share for the years ended December 31, 2011 and December 31, 2010, respectively, because the effects of the corresponding stock options were antidilutive.

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

A total of 202,800 options and 33,000 options were outstanding under the 2006 Incentive Plan and other incentive stock plans that have since been terminated, respectively, at December 31, 2011. For purposes of determining the “fair value”, as prescribed by accounting guidance for share-based payments, of options granted under the 2006 Incentive Plan, the measurement date is the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

All options granted will become exercisable earlier upon a change in control (as defined in the 2006 Incentive Plan) of the Company, subject to any limitations under applicable law. The options may also become exercisable earlier upon the optionee’s retirement, disability or death, and in the case of an optionee who is an employee, the optionee’s termination without cause or resignation for good reason, again subject to any limitations under applicable law. No option may be exercised after ten (10) years from the date of grant.

No options were granted or modified in 2011 or 2010.

The following table presents a summary of stock option activity during 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2011	241,400	$12.62
Granted	—	—
Exercised	(2,000)	7.50
Forfeited/expired	(3,600)	13.63

Outstanding at December 31, 2011	235,800	$12.65	4.7	$37

Exercisable at December 31, 2011	223,400	$12.75	4.5	$28

Outstanding at January 1, 2010	267,000	$12.02
Granted	—	—
Exercised	(16,150)	5.76
Forfeited/expired	(9,450)	7.42

Outstanding at December 31, 2010	241,400	$12.62	5.7	$258

Exercisable at December 31, 2010	190,200	$12.74	5.5	$197

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the applicable year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010, as applicable. The value changes based on the fair market value of the Company’s stock. The Company’s current policy is to issue new shares to satisfy share option exercises.

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2011 and December 31, 2010 was $9,000 and $91,686, respectively. Cash received from option exercises during 2011 and 2010 was $15,000 and $93,050, respectively. The total fair value of shares underlying options that vested during the same periods was $142,760 and $151,544, respectively.

The amount charged against income, before income tax benefit of $1,423, in relation to the stock-based payment arrangement was $83,171 for the year ended December 31, 2011. The amount charged against income, before income tax benefit of $10,694, in relation to the stock-based payment arrangement was $141,338 for the year ended December 31, 2010. At December 31, 2011, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option grants was $21,713 and is currently expected to be recognized over a weighted average period of 0.7 years as follows:

For the year ended December 31:	Stock-Based Compensation Expense
(in thousands)
2012	$18
2013	4

Total	$22

Stock option awards granted under the 2006 Incentive Plan provide for accelerated vesting under certain circumstances as defined in the Plan, such as a change of control with respect to the Company, the optionee’s retirement, death, permanent disability and, if the optionee is an employee of the Company, resignation for good reason or termination without cause, subject to any limitations under applicable law. Occurrence of these events may cause the requisite service period to be less than reflected in the schedule above and unamortized stock-based compensation expense recognized at that time.

Deferred Compensation Plans

In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer.

The Company is a party to a Supplemental Executive Retirement Plan (“SERP”) with Michael S. Ives, President & Chief Executive Officer of the Company and the Bank, that provides for an immediately accrued retirement benefit of $25,000 for Mr. Ives. Under the SERP, Mr. Ives will be paid $25,000 each year for ten years, in equal monthly installments, in accordance with the terms and on the schedule set forth in the SERP.

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

The Company’s policy for these deferred compensation plans is to accrue the present value of estimated amounts to be paid under the applicable agreements over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2011 and 2010, other liabilities included $1,009,064 and $897,393, respectively, related to these plans. Compensation expense related to these plans was $82,457 and $65,591 for the years ended December 31, 2011 and 2010, respectively.

Employee Stock Bonus Plan

The Board of Directors adopted a stock bonus plan (the “ESOP”) effective January 1, 1998. The ESOP covered substantially all employees after they met eligibility requirements, and funds contributed to the ESOP were used to purchase outstanding common stock of the Company. The Company last made a contribution to the ESOP for the year ended December 31, 2005, and as a result no employees became entitled to allocations of ESOP contributions after that date. During 2011, the Board of Directors adopted resolutions terminating the ESOP, effective as of November 1, 2011. The Company is in the process of seeking approval from the Internal Revenue Service of the termination, including the distribution of all remaining account balances to participants and beneficiaries entitled to them.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2011 or 2010. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2011 and 2010, the ESOP owned 8,170 shares and 13,686 shares, respectively, of common stock of the Company. There were no contributions to the ESOP for the years ended December 31, 2011 or 2010. A total of 5,516 shares were distributed from the ESOP to terminated employees during 2011; no shares were distributed during 2010. During 2010, certain ESOP participants returned a total of 301 shares of common stock to the Company to correct inadvertent over-distributions of ESOP shares from the plan; no shares were returned in 2011. At December 31, 2011 and 2010, the fair market value of the shares held by the ESOP totaled $90,769 and $171,075, respectively.

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a 401(k) Retirement Program (the “401(k) Plan”). Eligible employees who have completed the required months of service are eligible to participate and make contributions to the 401(k) Plan. The Company makes employer matching contributions. The Company expensed $99,455 and $94,955 for 401(k) Plan matching contributions during the years ended December 31, 2011 and December 31, 2010, respectively.

NOTE 11 – OTHER REAL ESTATE OWNED

At December 31, 2011, the Company had other real estate owned in the amount of $1,719,316, including $263,413 of other real estate owned related to a Bank branch site that the Company does not plan to utilize in the future and one property from foreclosure. At December 31, 2010, the Company had other real estate owned of $263,413, consisting only of the bank branch site described in the preceding sentence.

NOTE 12 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income for the periods indicated are as follows:

	Years Ended December 31,
	2011	2010

Credit card interchange fees	$41,810	$40,231
ATM transaction fees	145,671	137,937
Merchant discount fees	34,089	39,043
Other miscellaneous	77,387	83,468

Total other noninterest income	$298,957	$300,679

The components of other noninterest expense for the periods indicated are as follows:

	Years Ended December 31,
	2011	2010

ATM expense	$122,704	$114,237
Postage	54,610	58,646
Courier	37,063	32,899
Service bureau	47,857	57,731
Corporate insurance	53,467	48,530
Travel	26,845	26,786
Shareholder expense	61,099	45,391
Seminars and education	20,616	23,576
Loan servicing	24,576	29,237
Other miscellaneous	220,603	115,549

Total other noninterest expense	$669,440	$552,582

NOTE 13 – INCOME TAXES

The principal components of income tax expense for the periods indicated are as follows:

	Years Ended December 31,
	2011	2010
Federal income tax expense – current	$1,136,870	$1,288,471
Deferred federal income tax benefit	(3,586)	(195,242)

Income tax expense	$1,133,284	$1,093,229

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows for the periods indicated:

	Years Ended December 31,
	2011	2010
Federal income tax expense (at 34% statutory rate)	$1,190,621	$1,080,911
Effect of tax-exempt interest	(101,003)	(30,236)
Effect of life insurance proceeds, premiums, and increases in value, net	(3,959)	(3,737)
Effect of incentive stock options	26,855	37,361
Other	20,770	8,930

Income tax expense	$1,133,284	$1,093,229

A cumulative net deferred tax asset is included in other assets at December 31, 2011 and 2010. The components of the asset are as follows:

	At December 31,
	2011	2010
Deferred Tax Assets

Deferred compensation	$339,283	$300,237
Allowance for loan losses	640,069	639,704
Non-qualifying options	119,378	117,955
Investment in partnerships	33,719	22,475
Other	7,140	21,266

Total Deferred Tax Assets	1,139,589	1,101,637

Deferred Tax Liabilities

Deferred loan costs, net	215,515	228,234
Net appreciation on available-for-sale securities	227,555	212,162
Depreciation on premises and equipment	302,148	210,967
Other	—	645

Total Deferred Tax Liabilities	745,218	652,008

Net Deferred Tax Assets	$394,371	$449,629

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and has concluded it has no liability related to uncertain tax positions in accordance with generally accepted accounting standards for income tax purposes. Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank during the periods indicated is set forth in the following table:

	2011	2010
Balance, January 1	$19,246,909	$17,531,719
Originations	2,529,792	5,141,077
Repayments	(4,423,273)	(3,425,887)
Other*	(1,934,200)	—

Balance, December 31	$15,419,228	$19,246,909

*	The balance in “Other” above represents the net difference in related party loans in respect of a director who resigned from the Board in 2011.

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to such related parties amounted to $3,288,957 and $4,076,865 at December 31, 2011 and 2010, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010 are set forth in the following table:

	2011	2010

Commitments to extend credit	$33,781,895	$34,178,926
Standby letters of credit	189,000	184,000

	$33,970,895	$34,362,926

As of December 31, 2011, the Company had $1.5 million in deposits in financial institutions in excess of amounts insured by the FDIC.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject; further, the Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the table below. At December 31, 2011, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 15.98%, 15.10% and 11.77%, respectively, all in excess of the minimum requirements. There are no conditions or events that management believes have changed the Bank’s categorization.

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2011 and 2010 are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$38,086	15.98%	$19,072	8.0%	N/A	N/A
Bank	$36,386	15.27%	$19,060	8.0%	$23,825	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,996	15.10%	$9,536	4.0%	N/A	N/A
Bank	$34,295	14.39%	$9,530	4.0%	$14,295	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,996	11.77%	$12,236	4.0%	N/A	N/A
Bank	$34,295	11.24%	$12,208	4.0%	$15,260	5.0%

At December 31, 2010

Total Capital (to Risk-Weighted Assets)
Consolidated Company	$39,257	17.15%	$18,313	8.0%	N/A	N/A
Bank	$35,978	15.75%	$18,270	8.0%	$22,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$37,168	16.24%	$9,156	4.0%	N/A	N/A
Bank	$33,888	14.84%	$9,135	4.0%	$13,702	6.0%
Tier 1 Capital (to Average Assets)
Consolidated Company	$37,168	13.24%	$11,225	4.0%	N/A	N/A
Bank	$33,888	12.16%	$11,145	4.0%	$13,931	5.0%

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

Cash, Due From Banks, Interest-bearing Deposits at Other Banks and Federal Funds Sold

For cash, due from banks, interest-bearing deposits at other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Certificates of Deposit in Other Banks

At December 31, 2011, the Company had no outstanding certificates of deposit in other banks. Because certificates of deposit at December 31, 2010 matured in 2011, carrying amount is a reasonable estimate of value.

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

Deposit Liabilities

The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates offered for deposits of similar remaining maturities. Weighted average rates paid and posted rates were used for December 2011 and 2010.

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

Loan Commitments and Standby Letters of Credit

The carrying value of notional principal amounts of loan commitments and standby letters of credit are reasonable estimates of fair value.

The carrying amounts and fair value of the Company’s financial instruments at December 31, 2011 and 2010 are presented in the following table.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)

Financial assets:
Cash, due from banks and interest-bearing deposits at other banks	$13,981	$13,981	$15,978	$15,978
Federal funds sold	33	33	401	401
Certificates of deposit in other banks	—	—	2,260	2,260
Securities available for sale	45,310	45,310	17,368	17,368
Loans held for investment	213,183	219,056	214,342	217,450
Accrued interest receivable	694	694	668	668
Stock in FRB and FHLB	1,425	1,425	2,360	2,360
Bank-owned life insurance	5,616	5,616	584	584
Other financial assets	245	245	148	148

Financial liabilities:
Deposits	249,978	250,167	224,102	224,337
Federal Home Loan Bank advance	4,000	4,000	—	—
Securities sold under agreements to repurchase	1,502	1,502	2,378	2,378
Other borrowings	782	823	1,087	1,104
Accrued interest payable	83	83	100	100

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

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

Assets Recorded at Fair Value on a Recurring Basis

December 31, 2011
in thousands	Total	Level 1	Level 2	Level 3
Investment in securities available for sale:
U.S. Treasury notes	$2,043	$—	$2,043	$—
U.S. Government agencies	34,188	—	34,188	—
Mortgage-backed securities	9,079	—	9,079	—
Other financial assets	245	—	245	—

Total Assets at Fair Value	$45,555	$—	$45,555	$—

December 31, 2010
in thousands	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$17,368	$—	$17,368	$—
Other financial assets	148	—	148	—

Total Assets at Fair Value	$17,516	$—	$17,516	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

	$1,719	$1,719	$1,719	$1,719
December 31, 2011
in thousands	Total	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$—	$—
Other real estate owned	1,719	—	1,719	—

Total Assets at Fair Value	$1,719	$—	$1,719	$—

	$1,719	$1,719	$1,719	$1,719
December 31, 2010
in thousands	Total	Level 1	Level 2	Level 3
Other real estate owned	$263	$—	$263	$—

Total Assets at Fair Value	$263	$—	$263	$—

NOTE 18 – TARP PROGRAM REPAYMENT AND PARTICIPATION IN SMALL BUSINESS LOAN FUND PROGRAM

Partial Redemption of TARP Preferred Stock. In March 2011, consistent with its strategic plan and with the approval of the U.S. Treasury, the Company repurchased (repaid) $2.6 million, or 25%, of its outstanding preferred stock originally issued to the Treasury in September 2009 in connection with the Company’s participation in the TARP Capital Purchase Program (the “TARP Program”).

Issuance of Preferred Stock Under SBLF Program. On August 11, 2011, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”) under the Small Business Lending Fund program (the “SBLF Program”), a $30 billion fund established under the Small Business Jobs Act of 2010 designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Under the Securities Purchase Agreement, the Company issued to the Secretary a total of 7,800 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), having a liquidation value of $1,000 per share, for total proceeds of $7,800,000.

The SBLF Preferred Stock qualifies as Tier 1 capital. Non-cumulative dividends are payable quarterly on the SBLF Preferred Stock, and the dividend rate is calculated as a percentage of the aggregate liquidation value of the outstanding SBLF Preferred Stock and is based on changes in the Bank’s level of “Qualified Small Business Lending” or “QSBL” (as defined in the Securities Purchase Agreement), as compared to the Bank’s baseline QSBL level of approximately $70 million.

For the initial 2.5 years of the SBLF Program, the Company’s dividend rate will fluctuate between 1% and 5% to reflect changes in the Bank’s level of QSBL compared to the initial baseline. More specifically, if the Bank’s QSBL at the end of a quarter has increased as compared to the baseline, then the dividend rate payable on the SBLF Preferred Stock would change as follows:

Relative Increase in QSBL to Baseline	Dividend Rate

less than 2.5%	5%
between 2.5% and 5.0%	4%
between 5.0% and 7.5%	3%
between 7.5% and 10.0%	2%
10% or more	1%

Based on the Bank’s initial level of QSBL compared to the baseline, the SBLF Preferred Stock carried a 5% dividend rate for the third quarter of 2011 and corresponding dividends in the amount of $54,167 were paid on October 3, 2011. As a result of a subsequent increase in qualified lending, the dividend rate decreased to 1% for the fourth quarter of 2011 and corresponding dividends in the amount of $19,500 were paid on January 3, 2012. Based on the Bank’s latest measured levels of QSBL, the dividend rate on the SBLF Preferred Stock increased to 2.44% for the first quarter of 2012 and decreased to 1% for the second quarter of 2012, and we expect to pay corresponding dividends of $47,528 on or about April 1, 2012 and $19,500 on or about July 1, 2012.

After the initial 2.5 years of the SBLF Program and continuing through 4.5 years after the SBLF Program transaction closing, the dividend rate on the SBLF Preferred Stock will be fixed at between 1% and 7% based on the level of QSBL at that time, as compared to the baseline; however, the dividend rate will increase to 7% only if the Bank’s rate of small business lending has stayed the same or decreased relative to the baseline. If any SBLF Preferred Stock remains outstanding after 4.5 years, the dividend rate will increase to 9%.

The potential dividend rate reduction is limited, such that the reduction will not apply to any SBLF Program investment proceeds that exceed the increase in Qualified Small Business Lending. In other words, to take full advantage of available dividend rate reductions on the SBLF Preferred Stock, the Bank must maintain increased levels of QSBL of at least $7.8 million, or about $77.8 million in total qualified lending (the dividend rate for “non-qualifying” SBLF funds is 5%).

The SBLF Preferred Stock is generally non-voting, except in limited circumstances that could impact the SBLF investment, such as (i) authorization of senior stock, (ii) charter amendments adversely affecting the SBLF Preferred Stock and (iii) extraordinary transactions such as mergers, asset sales, share exchanges and the like (unless the SBLF Preferred Stock remains outstanding and the rights and preferences are not impaired by the transaction).

If the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right to appoint an “observer” on the Company’s Board of Directors.

The SBLF Preferred Stock is not convertible to common stock or any other securities. Distributions upon any liquidation of the Company must be paid on the SBLF Preferred Stock up to the aggregate liquidation value, plus accrued dividends, before any other shareholder distributions can be made.

The SBLF Preferred Stock may be redeemed (repurchased) by the Company at any time, at a redemption price of $1,000 per share plus accrued but unpaid dividends to the date of redemption, subject to the approval of the Company’s federal banking regulator. The SBLF Preferred Stock may be redeemed in whole or in part, subject to a minimum redemption of at least 25% of the original SBLF investment (i.e., a minimum redemption of about $1.95 million).

The SBLF Preferred Stock was issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the SBLF Preferred Stock under applicable securities laws upon the request of the Secretary, as further described in the Securities Purchase Agreement. The SBLF Preferred Stock is not subject to any contractual restrictions on transfer and thus the Secretary may sell, transfer, exchange or enter into other transactions with respect to the SBLF Preferred Stock without the Company’s consent.

Final Redemption of TARP Preferred Stock. Simultaneously with the closing of the SBLF Program transaction on August 11, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Document”) with the U.S. Treasury. Under the Repurchase Document, the Company redeemed (repurchased) from the Treasury, largely using proceeds received from the issuance of the SBLF Preferred Stock, all 7,497 remaining outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share, and all 303 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (collectively, the “TARP Preferred Stock”), for a redemption price of approximately $7.896 million, including accrued but unpaid dividends to the date of redemption. As noted above, the Company had previously repurchased 2,606 shares of TARP Preferred Stock in March 2011.

As a result of the redemption of the TARP Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the TARP Program (which the Treasury has likewise confirmed in writing). The Company will be subject to all terms, conditions and other requirements for participation in the SBLF Program for as long as any SBLF Preferred Stock remains outstanding, as described above in this Note and also under Item 1A, “Risk Factors”, above.

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	$36,397,146	$36,397,146
	At December 31,
Condensed Balance Sheets	2011	2010

Assets

Cash and interest-bearing deposits in other banks	$1,530,519	$2,548,805
Certificates of deposit in other banks	—	491,679
Investment in subsidiary bank	34,737,176	34,300,271
Other assets	129,451	401,793

Total Assets	$36,397,146	$37,742,548

Liabilities and Stockholders’ Equity

Other liabilities	$(40,267)	$163,079

Total liabilities	(40,267)	163,079

Preferred stock, net of discount of $0 and $234,681 at December 31, 2011 and 2010, respectively	7,800,000	10,171,319
Common stock	11,524,825	11,537,510
Additional paid-in capital	6,703,758	6,657,704
Retained earnings	9,967,105	8,801,093
Accumulated other comprehensive income	441,725	411,843

Stockholders’ equity	36,437,413	37,579,469

Total Liabilities and Stockholders’ Equity	$36,397,146	$37,742,548

	$36,397,14	$36,397,14
	Years Ended December 31,
Condensed Statements of Income	2011	2010
Dividends from subsidiary bank	$2,200,000	$1,500,000
Equity in undistributed net income of subsidiaries	323,853	734,822
Interest income	7,804	22,860
Other expenses	(242,604)	(247,942)

Income before income taxes	2,289,053	2,009,740
Income tax benefit	79,488	76,181

Net income	$2,368,541	$2,085,921

Preferred stock dividends and accretion of discount	(581,233)	(586,551)

Net income available to common stockholders	$1,787,308	$1,499,370

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

Heritage Bankshares, Inc.	Years Ended December 31,
Statements of Cash Flows	2011	2010

Cash flows from operating activities

Net income	$2,368,541	$2,085,921
Add (deduct) items not affecting cash during the year
Stock-based compensation	83,171	141,338
Undistributed net income of subsidiaries	(323,853)	(734,822)
Exercise of stock options tax benefit	3,060	31,173
Changes in assets/liabilities, net
Decrease in other assets	189,171	67,708
Increase (decrease) in other liabilities	(203,345)	58,235

Net cash provided by operating activities	2,116,745	1,649,553

Cash flows from investing activities
Net decrease in certificates of deposit	491,679	721,075

Net cash provided by investing activities	491,679	721,075

Cash flows from financing activities
Proceeds from exercise of stock options	15,000	93,050
Net proceeds from sale of preferred stock	7,788,403	—
Repurchase of preferred stock	(10,406,000)	—
Repurchase of common stock	(56,265)	—
Cash dividends paid	(967,848)	(1,084,721)

Net cash used for financing activities	(3,626,710)	(991,671)

Increase (decrease) in cash and cash equivalents	(1,018,286)	1,378,957

Cash and cash equivalents at beginning of year	2,548,805	1,169,848

Cash and cash equivalents at end of year	$1,530,519	$2,548,805

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Explanatory Note

The Company will file a definitive proxy statement for its 2012 Annual Meeting of Shareholders pursuant to Regulation 14A (the “2012 Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (i.e., by April 29, 2012); accordingly, certain information that is required under Part III of this annual report on Form 10-K is omitted from this report and will be included in the 2012 Proxy Statement and is incorporated herein by reference to the 2012 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our Directors, Executive Officers and Corporate Governance, as well as any other information required by this Item 10, shall be included in the 2012 Proxy Statement and is hereby incorporated herein by reference.

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

The information concerning Executive Compensation required by this Item 11 shall be included in the 2012 Proxy Statement and is hereby incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 shall be included in the 2012 Proxy Statement and is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning Certain Relationships and Related Transactions, and Director Independence, required by this Item 13 shall be included in the 2012 Proxy Statement and is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services required by this Item 14 shall be included in the 2012 Proxy Statement and is hereby incorporated herein by reference.

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

(a) (3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the SBLF Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-K for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 8-K filed on January 7, 2011.)

*10.10	Amended and Restated Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on January 31, 2012.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 29, 2009.)

*10.17	2012 Amendments to Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009).**

*10.20	Employment Agreement of Sharon Curling Lessard. (Incorporated herein by reference to the Company’s Form 8-K filed on January 5, 2011.)

*10.21	Employment Agreement of Leigh C. Keogh. (Incorporated herein by reference to the Company’s Form 8-K filed on January 5, 2011.)

Exhibit No.	Description

10.22	SBLF Securities Purchase Agreement, dated August 11, 2011, between Heritage Bankshares, Inc. and the Secretary of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

10.23	TARP Repurchase Document, dated August 11, 2011, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Elliott Davis LLC.**

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive Data File#

*	Indicates management contract or compensatory plan or arrangement.
**	Indicates filed herewith.
#	Indicates furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: March 29, 2012	/s/ Michael S. Ives
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

March 29, 2012	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer) and Director

March 29, 2012	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 29, 2012	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

March 29, 2012	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

March 29, 2012	/s/ David A. Arias
David A. Arias,
Director

March 29, 2012	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

March 29, 2012	/s/ James A. Cummings
James A. Cummings,
Director

March 29, 2012	/s/ F. Dudley Fulton
F. Dudley Fulton,
Director

March 29, 2012	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

March 29, 2012	/s/ David L. Kaufman
David L. Kaufman,
Director

March 29, 2012	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

March 29, 2012	/s/ L. Allan Parrott
L. Allan Parrott,
Director

March 29, 2012	/s/ Donald E. Perry
Donald E. Perry,
Director

March 29, 2012	/s/ Ross C. Reeves
Ross C. Reeves,
Director

March 29, 2012	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director