Form 10-Q
period 2012-03-31
HERITAGE BANKSHARES INC /VA
filed 2012-05-10
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,305,965 shares of the registrant’s common stock were outstanding as of April 30, 2012.

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At March 31, 2012	At December 31, 2011
	(unaudited)	(audited)
	(in thousands)
ASSETS

Cash and due from banks	$5,989	$5,335
Interest-bearing deposits in other banks	9,988	8,646
Federal funds sold	16	33

Total cash and cash equivalents	15,993	14,014
Securities available for sale, at fair value	52,549	45,310
Loans, net
Held for investment, net of allowance for loan losses	215,346	213,183
Accrued interest receivable	754	694
Stock in Federal Reserve Bank, at cost	594	591
Stock in Federal Home Loan Bank of Atlanta, at cost	891	834
Premises and equipment, net	10,994	11,029
Other real estate owned	1,682	1,719
Bank-owned life insurance	5,559	5,616
Other assets	1,887	1,594

Total assets	$306,249	$294,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$94,927	$92,839
Interest-bearing	162,049	157,139

Total deposits	256,976	249,978

Federal Home Loan Bank Advances	7,300	4,000
Securities sold under agreements to repurchase	2,414	1,502
Other borrowings	703	782
Accrued interest payable	54	83
Other liabilities	2,044	1,802

Total liabilities	269,491	258,147

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized: Senior non-cumulative perpetual preferred stock, Series C, 7,800 shares issued and outstanding at both March 31, 2012 and December 31, 2011	7,800	7,800
Common stock, $5 par value - 6,000,000 shares authorized; 2,305,965 shares and 2,304,965 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	11,530	11,525
Additional paid-in capital	6,729	6,704
Retained earnings	10,411	9,967
Accumulated other comprehensive income, net	288	441

Total stockholders’ equity	36,758	36,437

Total liabilities and stockholders’ equity	$306,249	$294,584

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands except per share data)

Interest income
Interest income and fees on loans	$2,668	$2,855
Interest on taxable investment securities	276	148
Dividends on FRB and FHLB stock	12	12
Interest on federal funds sold	—	—
Other interest income	6	27

Total interest income	2,962	3,042

Interest expense
Deposits	251	305
Borrowings	9	16

Total interest expense	260	321

Net interest income	2,702	2,721
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,702	2,721

Noninterest income
Service charges on deposit accounts	68	92
Late charges and other fees on loans	47	16
Income from bank-owned life insurance	66	—
Other	80	76

Total noninterest income	261	184

Noninterest expense
Compensation	1,099	1,083
Data processing	155	144
Occupancy	223	191
Furniture and equipment	138	146
Taxes and licenses	79	85
Professional fees	107	119
FDIC assessment	40	79
Marketing	26	39
Telephone	32	32
Loss on sale or impairment of other real estate owned	37	—
Other	145	154

Total noninterest expense	2,081	2,072

Income before provision for income taxes	882	833

Provision for income taxes	252	273

Net income	$630	$560
Preferred stock dividend and accretion of discount	(47)	(199)

Net income available to common stockholders	$583	$361

Earnings per common share
Basic	$0.25	$0.16

Diluted	$0.25	$0.16

Dividends per share	$0.06	$0.06

Weighted average shares outstanding - basic	2,305,820	2,307,502
Effect of dilutive stock options	39,239	10,589

Weighted average shares outstanding - diluted	2,345,059	2,318,091

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$630	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan yield adjustments, net	75	94
Depreciation, amortization and accretion, net	154	157
Stock based compensation	22	16
Deferred compensation	15	66
Exercise of stock options tax benefit	1	—
Net loss on:
Sale or impairment of other real estate owned	37	—
Net gain on bank owned life insurance	(66)	—
Changes in assets/liabilities, net
Increase in interest receivable and other assets	(273)	(40)
Increase in interest payable and other liabilities	203	14

Net cash provided by operating activities	798	867

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	11,513	2,362
Purchases of securities available for sale	(18,996)	(3,007)
Net decrease in certificates of deposit	—	734
Net increase in loans held for investment	(2,238)	(259)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(60)	(5)
Purchases of premises and equipment	(114)	(8)
Purchases of and premiums paid for bank-owned life insurance	(12)	(13)
Proceeds from bank owned life insurance	135	—

Net cash used for investing activities	(9,772)	(196)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	—
Net increase in deposits	6,998	2,265
Net increase in Federal Home Loan Bank advances	3,300	6,000
Net increase/(decrease) in securities sold under agreements to repurchase	912	(1,358)
Repayments of other borrowings	(79)	(77)
Repurchase of preferred stock	—	(2,606)
Cash dividends paid	(186)	(283)

Net cash provided by financing activities	10,953	3,941

Increase in cash and cash equivalents	1,979	4,612

Cash and cash equivalents, beginning of period	14,014	16,380

Cash and cash equivalents, end of period	$15,993	$20,992

Supplemental disclosure:
Interest paid	$290	$323
Income taxes paid	$213	$479

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income for three months ended March 31	$630	$560
Unrealized holding losses on securities available for sale	(233)	(115)
Tax effect on unrealized losses	80	39

Total comprehensive income	$477	$484

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with and with reference to the audited consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The Bank’s allowance for loan losses is divided into four distinct portions: (1) Historical – an amount based on the Bank’s actual net charge-offs; (2) Impaired Loans – an amount for specific allocations on significant individual credits as prescribed by guidance for receivables; (3) Loan Segments – an amount to adjust the historical allocation for the four loan segments based on environmental factors as provided by guidance for contingencies; and (4) Unallocated – an amount to reflect the imprecision inherent in these calculations.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2012 through March 31, 2012.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term(years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding at January 1, 2012	235,800	$12.65
Granted	—	—
Exercised	(1,000)	(7.50)
Forfeited/expired	—	—

Outstanding at March 31, 2012	234,800	$12.67	4.5	$324

Exercisable at March 31, 2012	226,400	$12.75	4.4	$305

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 was $3,700. Cash received from exercises of options during the first three months of 2012 was $7,500. There were no options exercised during the three months ended March 31, 2011.

On January 25, 2012, the Company’s Board of Directors granted, effective February 1, 2012, 43,600 shares of restricted stock to certain executives under the Heritage 2006 Equity Incentive Plan, as amended (“2006 Incentive Plan”). The shares vest at a rate of 20% over a five year period beginning on February 1, 2013 and on each February 1 thereafter. Upon the death or permanent disability of the executive or a change of control of the Company, any remaining unvested shares will vest immediately.

As defined in the 2006 Incentive Plan, fair value of the shares was measured by the closing price of a share of the Company’s common stock on the OTC Bulletin Board on the grant date of the applicable award or, if the Company’s shares were not traded on the grant-date, then the closing price of a share of common stock on the OTC Bulletin Board on the next preceding date on which a trade occurred. In addition, because the share-recipients are not entitled to dividends until the shares vest, the grant date fair value of the award was reduced by the present value of the dividends expected to be paid on the underlying shares during the service period, discounted at the appropriate risk-free interest rate.

The following table presents a summary of restricted stock award activity for the period of January 1, 2012 to March 31, 2012.

	Shares	Fair Value at Grant Date

Outstanding at January 1, 2012	—	—
Granted	43,600	$11.28
Vested	—	—
Forfeited/expired	—	—

Outstanding at March 31, 2012	43,600	$11.28

The amount charged against income, before income tax benefit of $5,574, in relation to stock-based payment arrangements was $21,651 for the three months ended March 31, 2012. The amount charged against income, before income tax benefit of $620, in relation to stock-based payment arrangements was $16,173 for the three months ended March 31, 2011. At March 31, 2012, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option and restricted stock grants was $492,578 and is currently expected to be recognized over a weighted average period of 2.4 years as follows:

At March 31, 2012:	Stock-Based Compensation Expense
(in thousands)

2012	$87
2013	102
2014	98
2015	99
2016	99
2017	8

Total	$493

Note 3 – Earnings Per Common Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share) and per share data)

Net income available to common stockholders (numerator, basic and diluted)	$583	$361
Weighted average common shares outstanding (denominator)	2,305,820	2,307,502

Earnings per common share - basic	$0.25	$0.16

Effect of dilutive securities

Weighted average common shares outstanding during the period	2,305,820	2,307,502
Effect of dilutive stock options	39,239	10,589

Weighted diluted average common shares outstanding during the period (denominator) during the period	2,345,059	2,318,091

Earnings per common share - assuming dilution	$0.25	$0.16

Note 4 – Disclosure About Fair Value of Financial Instruments

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

The following table presents the carrying amounts, fair value and level of input of those financial instruments whose fair value differs from carrying amount at March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$215,346	$220,724	$—	$1,683	$219,041

Financial liabilities:
Deposits	$256,976	$257,116	$—	$257,116	$—
Other borrowings	703	739	—	—	739

	At December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$213,183	$219,056	$—	$—	$219,056

Financial liabilities:
Deposits	$249,978	$250,167	$—	$250,167	$—
Other borrowings	782	823	—	—	823

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

Loans

The Company does not record loans at fair value on a recurring basis. Fair value is measured using modeling software that incorporates various assumptions based on observable market data such as interest rate fluctuations and cash flow data. From time to time, a loan is considered impaired. Loans that are deemed to be impaired are valued in accordance with guidance related to receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.

When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as Level 2. If the fair value of the loan is based on criteria other than observable market prices or current appraised value, the loan is recorded as Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Once management’s intentions change regarding the utilization of its own property, that property is transferred to other real estate owned at fair value. Fair value is based upon independent observable market prices or appraised values of the collateral, which the Company considers to be Level 2 inputs. The Company may, from time to time, revise its evaluation of the fair value of a property and provide an allowance based on subjective criteria such as declines in assessed value, which the Company considers to be Level 3 inputs.

Other Financial Assets

Other financial assets are recorded at fair value on a recurring basis. Fair value is based on quoted market prices which are considered to be Level 2 inputs.

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets Recorded at Fair Value on a Recurring Basis

	At March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,036	$—	$2,036	$—
U.S. government sponsored enterprises	43,016	—	43,016	—
Mortgage-backed securities	7,497	—	7,497	—
Other financial assets	276	—	276	—

Total assets at fair value	$52,825	$—	$52,825	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,043	$—	$2,043	$—
U.S. government sponsored enterprises	34,188	—	34,188	—
Mortgage-backed securities	9,079	—	9,079	—
Other financial assets	245	—	245	—

Total assets at fair value	$45,555	$—	$45,555	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

	At March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans
Real estate-commercial	$804	$—	$804	$—
Real estate-construction	879	—	879	—
Other real estate owned	1,682	—	1,456	226

Total assets at fair value	$3,365	$—	$3,139	$226

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)

Other real estate owned	$1,719	$—	$1,719	$—

Total assets at fair value	$1,719	$—	$1,719	$—

Note 5 – Securities

	At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury notes	$2,004	$32	$—	$2,036
U.S. government sponsored enterprises	42,995	96	(75)	43,016
Mortgage-backed securities	7,114	383	—	7,497

Total securities available for sale	$52,113	$511	$(75)	$52,549

Total securities (1)	$52,113	$511	$(75)	$52,549

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury Notes	$2,004	$39	$—	$2,043
U.S. government sponsored enterprises	34,000	188	—	34,188
Mortgage-backed securities	8,637	442	—	9,079

Total securities available for sale	$44,641	$669	$—	$45,310

Total securities (1)	$44,641	$669	$—	$45,310

(1)	At March 31, 2012 and December 31, 2011, the Company held no securities classified as held to maturity.

The following table shows fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012. Current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

	At March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. government sponsored enterprises	$9,925	$(75)	$—	$—	$9,925	$(75)

Total temporarily impaired securities	$9,925	$(75)	$—	$—	$9,925	$(75)

There were no investment securities with unrealized losses at December 31, 2011.

The amortized cost and fair value of investment securities at March 31, 2012, by contractual maturity, are reflected below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$—	$—
Due after one year through five years	6,301	6,525
Due after five years through ten years	45,812	46,024
Due after ten years	—	—

Total	$52,113	$52,549

There were no sales of securities available for sale in the first quarters of either 2012 or 2011.

Note 6 – Loans held for investment, net

Loans at the dates indicated consisted of the following:

	At March 31, 2012	At December 31, 2011
	(in thousands)

Commercial	$37,262	$39,212
Real estate-commercial	120,422	110,350
Real estate-construction and land	10,043	14,075
Real estate-residential 1-4	47,650	49,894
Consumer	2,079	1,743

Total loans	217,456	215,274

Allowance for loan losses	(2,110)	(2,091)

Loans, net	$215,346	$213,183

All loan amounts are presented net of unearned fees and costs for March 31, 2012 and December 31, 2011.

Nonperforming assets at the dates indicated were:

	At March 31, 2012	At December 31, 2011
	(in thousands)

Nonperforming loans	$—	$—
Real estate owned	1,682	1,719

Loans, net	$1,682	$1,719

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At March 31,
	2012	2011
	(in thousands)

Balance, beginning of year	$2,091	$2,090

Provision for loan losses	—	—

Loans charged-off
Commercial	—	(1)
Real estate-commercial	—	—
Real estate-construction and land	—	—
Real estate-residential 1-4	—	—
Consumer	(1)	—

Total loans charged-off	(1)	(1)

Loans recovered
Commercial	—	2
Real estate-commercial	—	—
Real estate-construction and land	20	—
Real estate-residential 1-4	—	2
Consumer	—	—

Total loans recovered	20	4

Net recoveries	19	3

Balance, end of period	$2,110	$2,093

The following table presents the aging analysis of the Company’s loan portfolio at March 31, 2012:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$37,262	$37,262	$—
Real estate-commercial	433	—	—	433	119,989	120,422	—
Real estate-construction and land	—	—	—	—	10,043	10,043	—
Real estate-residential 1-4	64	200	—	264	47,386	47,650	—
Consumer	—	—	—	—	2,079	2,079	—

Total Loans	$497	$200	$—	$697	$216,759	$217,456	$—

All of the past due loans reflected in the above table were brought current as of April 30, 2012.

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2011:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$39,212	$39,212	$—
Real estate-commercial	—	—	—	—	110,350	110,350	—
Real estate-construction and land	—	—	—	—	14,075	14,075	—
Real estate-residential 1-4	33	—	—	33	49,861	49,894	—
Consumer	—	—	—	—	1,743	1,743	—

Total Loans	$33	$—	$—	$33	$215,241	$215,274	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate and construction real estate loans at March 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Normal review	$37,262	$119,185	$9,164	$165,611
Closely monitored	—	1,237	879	2,116
In collection	—	—	—	—

Total	$37,262	$120,422	$10,043	$167,727

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate and construction real estate loans at December 31, 2011.

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Normal review	$39,212	$109,788	$12,948	$161,948
Closely monitored	—	562	1,127	1,689
In collection	—	—	—	—

Total	$39,212	$110,350	$14,075	$163,637

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at March 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:
Pass	$37,252	$119,057	$8,996	$165,305
Substandard	10	1,365	1,047	2,422
Doubtful	—	—	—	—

Total	$37,262	$120,422	$10,043	$167,727

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:
Pass	$39,200	$109,219	$12,778	$161,197
Substandard	12	1,131	1,297	2,440
Doubtful	—	—	—	—

Total	$39,212	$110,350	$14,075	$163,637

The Bank utilizes delinquency status in its evaluation of credit exposure for consumer loans, which include both revolving and closed-end mortgages as well as installment and personal loans. Consumer loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at March 31, 2012:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$47,650	$2,079	$49,729
Nonperforming	—	—	—

Total	$47,650	$2,079	$49,729

The following table represents the credit risk profile for the consumer portfolio at December 31, 2011:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$49,894	$1,743	$51,637
Nonperforming	—	—	—

Total	$49,894	$1,743	$51,637

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at March 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$11	$8	$—	$—	$—	$19

Ending balance:
Collectively evaluated for impairment	326	1,044	80	433	18	190	2,091

Total Ending Balance	$326	$1,055	$88	$433	$18	$190	$2,110

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer		Total
	(in thousands)
Total loans:

Ending balance:
Individually evaluated for impairment (1)	$—	$1,236	$879	$—	$—		$2,115

Ending balance:
Collectively evaluated for impairment	37,262	119,186	9,164	47,650	2,079		215,341

Total Ending Balance	$37,262	$120,422	$10,043	$47,650	$2,079		$217,456

(1)	Certain loans were evaluated for impairment at March 31, 2012. Based on this evaluation process, it was determined that no specific allowance was required.

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:

Ending balance:

Individually evaluated for impairment (1)	$—	$5	$10	$—	$—	$—	$15

Ending balance:
Collectively evaluated for impairment	343	961	113	455	15	189	2,076

Total Ending Balance	$343	$966	$123	$455	$15	$189	$2,091

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer		Total
	(in thousands)
Total loans:

Ending balance:
Individually evaluated for impairment (1)	$—	$562	$1,127	$—	$—		$1,689

Ending balance:
Collectively evaluated for impairment	39,212	109,788	12,948	49,894	1,743		213,585

Total Ending Balance	$39,212	$110,350	$14,075	$49,894	$1,743		$215,274

(1)	Certain loans were evaluated for impairment at December 31, 2011. Based on this evaluation process, it was determined that no specific allowance was required.

The following table reflects the average daily recorded investment in impaired loans as of March 31, 2012 and interest income recognized on those loans for the three month period ending March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	804	801	—	679	7
Real estate - construction and land	879	877	—	1,005	8
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,683	$1,678	$—	$1,684	$15

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - construction and land	—	—	—	—	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	804	801	—	679	7
Real estate - construction and land	879	879	—	1,005	8
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,683	$1,678	$—	$1,684	$15

The following table is a summary of information pertaining to impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	562	559	—	488	—
Real estate - construction and land	1,127	1,124	—	17	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,689	$1,683	$—	$505	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - construction and land	—	—	—	—	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	562	559	—	488	—
Real estate - construction and land	1,127	1,124	—	17	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,689	$1,683	$—	$505	$—

During the three month period ending March 31, 2012, two loans to one borrower were restructured in which both concessions on interest rate and extensions of payment terms were granted. The pre-modification recorded investment was $1,118,000 for the real estate construction loan and $560,000 for the commercial real estate loan. Post-modification recorded investments in these two loans were $879,000 for the real estate construction loan and $805,000 for the commercial real estate loan.

During the three month period ended March 31, 2012, no loans that had been restructured during the prior twelve months went into default.

At the time of restructuring, loans that are considered troubled are evaluated for impairment allowances based on collateral value, expected cash flows and/or financial strength of the borrower. Any such loan deemed impaired may be assigned a specific allowance in the calculation of allowance for loan losses. If there are subsequent payment defaults on troubled debt restructured loans, additional evaluations are conducted to determine impairment levels. No impairment allowance was deemed necessary at March 31, 2012.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the “Company,” “we,” “our” and “us” refer to Heritage Bankshares, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as “may,” “will,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential”, among others, though these words are not the exclusive means of identifying such forward-looking statements. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance and perceived opportunities in the market, and they are based on management’s current beliefs, assumptions and expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012.

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

Financial Condition of the Company at March 31, 2012

Total Assets. The Company’s total assets increased by $34.6 million, or 12.8%, from $271.6 million at March 31, 2011 to $306.2 million at March 31, 2012. The increase in assets resulted primarily from a $28.1 million increase in our aggregate cash, securities available for sale, interest-bearing deposits in other banks and federal funds sold, together with a $5.0 million increase in bank-owned life insurance. Compared to December 31, 2011, total assets increased by $11.6 million, or 4.0% from $294.6 million, primarily from increases in interest-bearing deposits in other banks, securities available for sale, and loans.

Investments. Securities available for sale increased by $34.7 million to $52.6 million at March 31, 2012 compared to $17.9 million at March 31, 2011. Certificates of deposit, interest-bearing deposits in other banks, and federal funds sold decreased by a total of $8.4 million, from $18.4 million at March 31, 2011 to $10.0 million at March 31, 2012. Compared to December 31, 2011, interest-bearing deposits at other banks, federal funds sold, and securities available for sale have increased by $8.6 million from $54.0 million to $62.6 million at March 31, 2012.

Loans. Loans held for investment, net, were $215.3 million at March 31, 2012, an increase of $800,000, or 0.4%, from the loan balance of $214.5 million at March 31, 2011. At December 31, 2011, loans held for investment were $213.2 million.

Asset Quality. Nonperforming assets were $1,682,000, or 0.55% of assets, at March 31, 2012, compared to $263,000, or 0.10% of assets, in nonperforming assets at March 31, 2011, and $1,719,000, or 0.58% of assets, at December 31, 2011. Other real estate owned consisted of a bank branch site that we no longer plan to utilize and an additional property obtained through foreclosure proceedings against one borrower.

Deposits. Total deposits at March 31, 2012 were $257.0 million compared to $226.4 million at March 31, 2011, an increase of $30.6 million, or 13.5%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $43.8 million, or 24.6%, from $178.2 million at March 31, 2011 to $222.0 million at March 31, 2012. Noninterest-bearing deposits increased by $14.4 million to $94.9 million at March 31, 2012 and, as a percentage of total deposits, increased from 35.6% at March 31, 2011 to 36.9% at March 31, 2012. At March 31, 2012, total deposits have increased $7.0 million, from $250.0 million at December 31, 2011, as a result of a $16.4 million increase in core deposits, offset by a $9.4 million decrease in certificates of deposit.

Average total deposits increased by $25.6 million, or 11.2%, from $227.8 million for the three-month period ended March 31, 2011 to $253.4 million for the three-month period ended March 31, 2012. Average core deposits increased by $34.9, or 19.4%, million over the comparable three-month periods. Average noninterest-bearing deposits have increased by $8.8 million from $83.1 million in the three-month period ending March 31, 2011 to $91.9 million in the comparable period ending March 31, 2012. As a percentage of total average deposits, average noninterest-bearing deposits decreased slightly from 36.5% at March 31, 2011 to 36.3% at March 31, 2012.

Borrowed Funds. Borrowed funds increased by $2.4 million, from $8.0 million at March 31, 2011 to $10.4 million at March 31, 2012. Compared to December 31, 2011, borrowed funds increased by $4.1 million from $6.3 million.

Capital. Stockholders’ equity increased by $1.6 million, or 4.5%, from $35.2 million at March 31, 2011 to $36.8 million at March 31, 2012, primarily from an increase in earnings. Stockholders’ equity was $36.4 million at December 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Overview. The Company’s pretax income was $882,000 for the first quarter of 2012, compared to pretax income of $833,000 for the first quarter of 2011, an increase of $49,000.

Net Interest Income. The Company’s net interest income before provision for loan losses remained unchanged, comparing the first quarters of 2012 and 2011. Our average loan portfolio decreased by $1.0 million from $217.9 million in the first quarter of 2011 to $216.9 million in the first quarter of 2012, while our average investment in securities available for sale and other interest-earning assets (excluding loans) increased by $16.9 million, for a net increase in interest-earning assets of $15.9 million comparing the two quarters. Average interest-bearing liabilities increased by $14.7 million from the first quarter of 2011 to $167.3 million in the first quarter of 2012, resulting primarily from increases in average interest-bearing deposits of $16.8 million, partially offset by a $2.1 million reduction in borrowings. The average yield on our interest-earning assets was adversely impacted by lower yields on loans and an increase in the average balance of investment securities and other interest-earning assets, which was only partially offset by a decrease in the average cost of interest-bearing liabilities. As a result, our interest rate spread decreased 17 basis points from 3.97% in the first quarter of 2011 to 3.80% in the first quarter of 2012, and our net interest margin decreased 29 basis points from 4.33% in the first quarter of 2011 to 4.04% in the first quarter of 2012.

Provision for Loan Losses. There was no provision for loan losses recorded for the quarters ending March 31, 2012 and March 31, 2011.

Noninterest Income. Total noninterest income increased by $77,000, from $184,000 in the first quarter of 2011 to $261,000 in the first quarter of 2012. This increase is primarily attributable to $66,000 in income from bank-owned life insurance in the first quarter of 2012 that did not occur in the first quarter of 2011.

Noninterest Expense. Total noninterest expense was $2.1 million for the first quarter of 2012, unchanged from the first quarter of 2011. Increases in a valuation allowance for other real estate owned and occupancy expenses of $37,000 and $32,000, respectively, were mostly offset by decreases in the FDIC assessment, marketing expenses, and professional fees of $39,000, $13,000 and $12,000, respectively.

Income Taxes. The Company’s income tax expense for the first quarter of 2012 was $252,000, reflecting an effective tax rate of 28.5%, compared to income tax expense of $273,000 for the first quarter of 2011, reflecting an effective tax rate of 32.8%. This reduction in rate was attributable to increases in tax-exempt interest income and other non-taxable income.

Net Income Available to Common Stockholders. Because of qualified loan growth, the dividend rate on our SBLF program preferred stock was 2.44% for the first quarter 2012, compared to a composite 5.25% rate on our TARP preferred stock for the first quarter of 2011, resulting in a decrease in dividends on preferred stock of $80,000 in the first quarter of 2012 compared to the first quarter of 2011. Net income available to common stockholders was $583,000 for the first quarter of 2012, compared to $361,000 for the first quarter of 2011, an increase of $222,000, or $0.09 per diluted share.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At March 31,
	2012	2011
	(in thousands)
Commitments to extend credit	$35,288	$37,821
Standby letters of credit	189	166

Total Commitments	$35,477	$37,987

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, certificates of deposit in other banks, unpledged investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At March 31, 2012, liquid assets, which include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and nonpledged securities available for sale, were $66.1 million, an increase of $8.3 million from $57.8 million at December 31, 2011.

We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. At March 31, 2012 there was an outstanding balance of $7.3 million with FHLB.

Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $36.8 million at March 31, 2012, up from $36.4 million at December 31, 2011, primarily attributable to an increase in retained earnings. At March 31, 2012, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of March 31, 2012 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not Applicable

Item 5	Other Information

None

Item 6	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

May 10, 2012	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer (Principal Executive Officer)

May 10, 2012	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the SBLF Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on April 2, 2012.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

*10.17	2012 Amendments to Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form 10-K filed on March 29, 2012.)

10.22	SBLF Securities Purchase Agreement, dated August 11, 2011, between Heritage Bankshares, Inc. and the Secretary of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

10.23	TARP Repurchase Document, dated August 11, 2011, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive Data File#

*	Indicates management contract or compensatory plan or arrangement.
**	Indicates filed herewith.
#	Indicates furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.