Form 10-Q
period 2012-06-30
HERITAGE BANKSHARES INC /VA
filed 2012-08-09
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,275,891 shares of the registrant’s common stock were outstanding as of July 31, 2012.

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At June 30, 2012 (unaudited)	At December 31, 2011 (audited)
	(in thousands except share data)
ASSETS

Cash and due from banks	$5,204	$5,335
Interest-bearing deposits in other banks	37,988	8,646
Federal funds sold	25	33

Total cash and cash equivalents	43,217	14,014
Securities available for sale, at fair value	32,349	45,310
Loans, net
Held for investment, net of allowance for loan losses	215,968	213,183
Accrued interest receivable	652	694
Stock in Federal Reserve Bank, at cost	594	591
Stock in Federal Home Loan Bank of Atlanta, at cost	579	834
Premises and equipment, net	10,874	11,029
Other real estate owned	1,666	1,719
Bank-owned life insurance	5,604	5,616
Other assets	1,768	1,594

Total assets	$313,271	$294,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$104,903	$92,839
Interest-bearing	167,459	157,139

Total deposits	272,362	249,978

Federal Home Loan Bank Advances	—	4,000
Securities sold under agreements to repurchase	1,067	1,502
Other borrowings	624	782
Accrued interest payable	43	83
Other liabilities	2,303	1,802

Total liabilities	276,399	258,147

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized: Senior non-cumulative perpetual preferred stock, Series C, 7,800 shares issued and outstanding at both June 30, 2012 and December 31, 2011	7,800	7,800
Common stock, $5 par value - 6,000,000 shares authorized; 2,275,891 shares and 2,304,965 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	11,379	11,525
Additional paid-in capital	6,705	6,704
Retained earnings	10,632	9,967
Accumulated other comprehensive income, net	356	441

Total stockholders’ equity	36,872	36,437

Total liabilities and stockholders’ equity	$313,271	$294,584

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except share and per share data)

Interest income
Interest income and fees on loans	$2,587	$2,856	$5,255	$5,710
Interest on taxable investment securities	267	173	543	321
Dividends on FRB and FHLB stock	12	12	24	25
Interest on federal funds sold	—	—	—	—
Other interest income	14	23	21	50

Total interest income	2,880	3,064	5,843	6,106

Interest expense
Deposits	223	308	475	614
Borrowings	8	11	17	26

Total interest expense	231	319	492	640

Net interest income	2,649	2,745	5,351	5,466
Provision for loan losses	35	11	35	11

Net interest income after provision for loan losses	2,614	2,734	5,316	5,455

Noninterest income
Service charges on deposit accounts	61	81	129	173
Late charges and other fees on loans	19	15	66	32
Gain on sale of investment securities	—	87	—	87
Income from bank-owned life insurance	52	—	117	—
Other	73	62	154	138

Total noninterest income	205	245	466	430

Noninterest expense
Compensation	1,072	1,110	2,171	2,193
Data processing	156	143	311	288
Occupancy	224	197	447	389
Furniture and equipment	148	151	286	296
Taxes and licenses	80	81	159	166
Professional fees	79	98	186	217
FDIC assessment	37	21	77	100
Marketing	27	40	53	79
Telephone	32	28	64	60
Loss on sale or impairment of other real estate owned	16	1	53	1
Other	198	230	342	384

Total noninterest expense	2,069	2,100	4,149	4,173

Income before provision for income taxes	750	879	1,633	1,712

Provision for income taxes	209	288	461	561

Net income	$541	$591	$1,172	$1,151
Preferred stock dividend and accretion of discount	(19)	(111)	(67)	(310)

Net income available to common stockholders	$522	$480	$1,105	$841

Earnings per common share
Basic	$0.23	$0.21	$0.48	$0.36

Diluted	$0.22	$0.21	$0.47	$0.36

Dividends per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding - basic	2,304,529	2,306,348	2,305,174	2,306,925
Effect of dilutive stock options	54,553	9,706	46,896	10,147

Weighted average shares outstanding - diluted	2,359,082	2,316,054	2,352,070	2,317,072

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$1,172	$1,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	35	11
Amortization of loan yield adjustments, net	135	172
Depreciation, amortization and accretion, net	311	306
Stock based compensation	52	32
Deferred compensation	30	19
Exercise of stock options tax benefit	1	—
Net (gains)losses on:
Sale of securities	—	(87)
Sale or impairment of other real estate owned	53	1
Net gain on bank owned life insurance	(117)	—
Changes in assets/liabilities, net
Increase in interest receivable and other assets	(87)	(111)
Increase in interest payable and other liabilities	441	48

Net cash provided by operating activities	2,026	1,542

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	21,807	4,694
Purchases of securities available for sale	(18,996)	(16,921)
Proceeds from sales of securities available for sale	10,000	6,005
Net decrease in certificates of deposit	—	975
Net increase in loans held for investment	(2,955)	(574)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(59)	(5)
Redemption of FHLB stock	311	438
Purchases of premises and equipment	(147)	(90)
Purchases of and premiums paid for bank-owned life insurance	(12)	(13)
Proceeds from bank owned life insurance	141	—

Net cash provided by/(used for) investing activities	10,090	(5,491)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	—
Net increase in deposits	22,384	11,826
Net decrease in Federal Home Loan Bank advances	(4,000)	—
Net decrease in securities sold under agreements to repurchase	(435)	(367)
Repayments of other borrowings	(158)	(152)
Repurchase of preferred stock	—	(2,606)
Repurchase of common stock	(368)	(55)
Cash dividends paid	(344)	(522)

Net cash provided by financing activities	17,087	8,124

Increase in cash and cash equivalents	29,203	4,175

Cash and cash equivalents, beginning of period	14,014	16,380

Cash and cash equivalents, end of period	$43,217	$20,555

Supplemental disclosure:
Interest paid	$532	$649
Income taxes paid	$463	$679

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Net income for period ended June 30	$541	$591	$1,172	$1,151
Unrealized holding gains(losses) on securities available for sale	103	(6)	(130)	(122)
Tax effect on unrealized gains(losses)	(35)	2	45	42
Realized gains on sales of available for sale securities	—	(87)	—	(87)
Tax effect on realized gains	—	29	—	29

Total comprehensive income	$609	$529	$1,087	$1,013

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

For loans without an individual measure of impairment, the Bank makes estimates of losses for groups of loans in accordance with guidance for contingencies. As part of the loan loss reserve methodology, loans are placed into one of four major categories or segments of loans: (1) commercial and industrial loans, (2) consumer loans, (3) 1-4 family residential loans (including home equity loans and lines), and (4) multi-family and other commercial real estate loans.

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

Recent Accounting Pronouncements

There were no authoritative pronouncements that would have a material impact on the Company during the quarter ending June 30, 2012.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2012 through June 30, 2012.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term(years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding at January 1, 2012	235,800	$12.65
Granted	—	—
Exercised	(1,000)	(7.50)
Forfeited/expired	—	—

Outstanding at June 30, 2012	234,800	$12.67	4.2	$189

Exercisable at June 30, 2012	226,400	$12.75	4.2	$176

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises. The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 was $3,700. Cash received from exercises of options during the first six months of 2012 was $7,500. There were no options exercised during the six months ended June 30, 2011.

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

The following table presents a summary of restricted stock award activity for the period of January 1, 2012 to June 30, 2012.

	Shares	Fair Value at Grant Date

Outstanding at January 1, 2012	—	—
Granted	43,600	$11.28
Vested	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2012	43,600	$11.28

The amount charged against income, before income tax benefit of $13,935, in relation to stock-based payment arrangements was $51,493 for the six months ended June 30, 2012. The amount charged against income, before income tax benefit of $1,244, in relation to stock-based payment arrangements was $31,839 for the six months ended June 30, 2011. At June 30, 2012, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option and restricted stock grants was $463,445 and is currently expected to be recognized over a weighted average period of 2.3 years as follows:

At June 30, 2012:	Stock-Based Compensation Expense
(in thousands)

2012	$58
2013	102
2014	98
2015	99
2016	99
2017	8

Total	$464

Note 3 – Earnings Per Common Share Reconciliation

The Company’s basic and diluted earnings per common share calculations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)

Net income available to common stockholders (numerator, basic and diluted)	$522	$480	$1,105	$841
Weighted average common shares outstanding (denominator)	2,304,529	2,306,348	2,305,174	2,306,925

Earnings per common share - basic	$0.23	$0.21	$0.48	$0.36

Effect of dilutive securities

Weighted average common shares outstanding during the period	2,304,529	2,306,348	2,305,174	2,306,925
Effect of dilutive stock options	54,553	9,706	46,896	10,147

Weighted diluted average common shares outstanding (denominator) during the period	2,359,082	2,316,054	2,352,070	2,317,072

Earnings per common share - assuming dilution	$0.22	$0.21	$0.47	$0.36

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

The following table presents the carrying amounts, fair value and level of input of those financial instruments whose fair value differs from carrying amount at June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$215,968	$220,333	$—	$1,499	$218,834

Financial liabilities:
Deposits	$272,362	$272,454	$—	$272,454	$—
Other borrowings	624	656	—	—	656

	At December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$213,183	$219,056	$—	$—	$219,056

Financial liabilities:
Deposits	$249,978	$250,167	$—	$250,167	$—
Other borrowings	782	823	—	—	823

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

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets Recorded at Fair Value on a Recurring Basis

	At June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,032	$—	$2,032	$—
U.S. government sponsored enterprises	24,198	—	24,198	—
Mortgage-backed securities	6,119	—	6,119	—
Other financial assets	268	—	268	—

Total assets at fair value	$32,617	$—	$32,617	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,043	$—	$2,043	$—
U.S. government sponsored enterprises	34,188	—	34,188	—
Mortgage-backed securities	9,079	—	9,079	—
Other financial assets	245	—	245	—

Total assets at fair value	$45,555	$—	$45,555	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

	At June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans
Real estate-commercial	$798	$—	$798	$—
Real estate-construction	701	—	701	—
Other real estate owned	1,666	—	1,666	—

Total assets at fair value	$3,165	$—	$3,165	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)

Other real estate owned	$1,719	$—	$1,719	$—

Total assets at fair value	$1,719	$—	$1,719	$—

Note 5 – Securities

The tables below present amortized cost, unrealized gains and losses, and fair value of the Company’s investments in securities available for sale at June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury notes	$2,003	$29	$—	$2,032
U.S. government sponsored enterprises	23,996	202	—	24,198
Mortgage-backed securities	5,811	308	—	6,119

Total securities available for sale	$31,810	$539	$—	$32,349

Total securities (1)	$31,810	$539	$—	$32,349

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury Notes	$2,004	$39	$—	$2,043
U.S. government sponsored enterprises	34,000	188	—	34,188
Mortgage-backed securities	8,637	442	—	9,079

Total securities available for sale	$44,641	$669	$—	$45,310

Total securities (1)	$44,641	$669	$—	$45,310

(1)	At June 30, 2012 and December 31, 2011, the Company held no securities classified as held to maturity.

There were no investment securities with unrealized losses at either June 30, 2012 or December 31, 2011. Current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturity, are reflected below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$282	$293
Due after one year through five years	5,048	5,211
Due after five years through ten years	26,480	26,845
Due after ten years	—	—

Total	$31,810	$32,349

Gross proceeds from sales of securities available for sale were $10,000,000 and $6,005,391 for both the three and the six month periods ending June 30, 2012 and 2011, respectively. Gross realized gains associated with these sales were $0 and $87,345 for the three and six month periods ending June 30, 2012 and 2011, respectively. Gains and losses on the sale of investment securities are recorded as of the trade date and are determined using the specific identification method.

Note 6 – Loans held for investment, net

Loans at the dates indicated consisted of the following:

	At June 30, 2012	At December 31, 2011
	(in thousands)

Commercial	$38,051	$39,212
Real estate-commercial	120,239	110,350
Real estate-construction and land	10,204	14,075
Real estate-residential 1-4	47,578	49,894
Consumer	2,011	1,743

Total loans	218,083	215,274

Allowance for loan losses	(2,115)	(2,091)

Total loans, net	$215,968	$213,183

All loan amounts are presented net of unearned fees and costs for June 30, 2012 and December 31, 2011.

Nonperforming assets at the dates indicated were:

	At June 30, 2012	At December 31, 2011
	(in thousands)

Nonperforming loans	$139	$—
Real estate owned	1,666	1,719

Total nonperforming assets	$1,805	$1,719

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At June 30,
	2012	2011
	(in thousands)

Balance, beginning of year	$2,091	$2,090

Provision for loan losses	35	11

Loans charged-off
Commercial	(7)	(1)
Real estate-commercial	—	—
Real estate-construction and land	—	—
Real estate-residential 1-4	(23)	—
Consumer	(1)	(1)

Total loans charged-off	(31)	(2)

Loans recovered
Commercial	—	2
Real estate-commercial	—	—
Real estate-construction and land	20	—
Real estate-residential 1-4	—	48
Consumer	—	—

Total loans recovered	20	50

Net recoveries(charge-offs)	(11)	48

Balance, end of period	$2,115	$2,149

The following table presents the aging analysis of the Company’s loan portfolio at June 30, 2012:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$38,051	$38,051	$—
Real estate-commercial	—	—	—	—	120,239	120,239	—
Real estate-construction and land	—	—	—	—	10,204	10,204	—
Real estate-residential 1-4	559	—	139	698	46,880	47,578	—
Consumer	—	—	—	—	2,011	2,011	—

Total loans	$559	$—	$139	$698	$217,385	$218,083	$—

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2011:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$39,212	$39,212	$—
Real estate-commercial	—	—	—	—	110,350	110,350	—
Real estate-construction and land	—	—	—	—	14,075	14,075	—
Real estate-residential 1-4	33	—	—	33	49,861	49,894	—
Consumer	—	—	—	—	1,743	1,743	—

Total loans	$33	$—	$—	$33	$215,241	$215,274	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate and construction real estate loans at June 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Normal review	$38,051	$119,031	$9,503	$166,585
Closely monitored	—	1,208	701	1,909
In collection	—	—	—	—

Total	$38,051	$120,239	$10,204	$168,494

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at June 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:
Not classified	$38,042	$119,031	$9,503	$166,576
Substandard	9	1,208	701	1,918
Doubtful	—	—	—	—

Total	$38,051	$120,239	$10,204	$168,494

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Not classified	$39,200	$109,219	$12,778	$161,197
Substandard	12	1,131	1,297	2,440
Doubtful	—	—	—	—

Total	$39,212	$110,350	$14,075	$163,637

The Bank utilizes delinquency status in its evaluation of credit exposure for consumer loans, which include both revolving and closed-end mortgages as well as installment and personal loans. Consumer loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at June 30, 2012:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$47,439	$2,011	$49,450
Nonperforming	139	—	139

Total	$47,578	$2,011	$49,589

The following table represents the credit risk profile for the consumer portfolio at December 31, 2011:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$49,894	$1,743	$51,637
Nonperforming	—	—	—

Total	$49,894	$1,743	$51,637

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at June 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	323	1,013	81	422	17	259	2,115

Total Ending Balance	$323	$1,013	$81	$422	$17	$259	$2,115

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Total loans:
Ending balance:
Individually evaluated for impairment	$—	$1,208	$701	$—	$—	$1,909
Ending balance:
Collectively evaluated for impairment	38,051	119,031	9,503	47,578	2,011	216,174

Total Ending Balance	$38,051	$120,239	$10,204	$47,578	$2,011	$218,083

(1)	Certain loans were evaluated for impairment at June 30, 2012. Based on this evaluation process, it was determined that no specific allowance was required.

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment (1)	$—	$5	$10	$—	$—	$—	$15
Ending balance:
Collectively evaluated for impairment	343	961	113	455	15	189	2,076

Total Ending Balance	$343	$966	$123	$455	$15	$189	$2,091

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Total loans:
Ending balance:
Individually evaluated for impairment	$—	$562	$1,127	$—	$—	$1,689
Ending balance:
Collectively evaluated for impairment	39,212	109,788	12,948	49,894	1,743	213,585

Total Ending Balance	$39,212	$110,350	$14,075	$49,894	$1,743	$215,274

(1)	Certain loans were evaluated for impairment at December 31, 2011. Based on this evaluation process, it was determined that no specific allowance was required.

The following table reflects the average daily recorded investment in impaired loans as of June 30, 2012 and interest income recognized on those loans for the six month period ending June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
	(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	798	796	—	740	14
Real estate - construction and land	701	699	—	916	15
Real estate - residential 1-4	139	138	—	47	—
Consumer	—	—	—	—	—

Total	$1,638	$1,633	$—	$1,703	$29

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - construction and land	—	—	—	—	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	798	796	—	740	14
Real estate - construction and land	701	699	—	916	15
Real estate - residential 1-4	139	138	—	47	—
Consumer	—	—	—	—	—

Total	$1,638	$1,633	$—	$1,703	$29

The following table reflects the average daily recorded investment in impaired loans as of December 31, 2011 and interest income on those loans for the year ending December 31, 2011.

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

There were no restructured loans during the quarter ending June 30, 2012. During the quarter ending March 31, 2012, two loans to one borrower were restructured in which both concessions on interest rate and extensions of payment terms were granted. The pre-modification recorded investment was $1,118,000 for the real estate construction loan and $560,000 for the commercial real estate loan. Post-modification recorded investments in these two loans were $879,000 for the real estate construction loan and $805,000 for the commercial real estate loan.

During the six month period ended June 30, 2012, no loans that had been restructured during the prior twelve months went into default.

At the time of restructuring, loans that are considered troubled are evaluated for impairment allowances based on collateral value, expected cash flows and/or financial strength of the borrower. Any such loan deemed impaired may be assigned a specific allowance in the calculation of allowance for loan losses. If there are subsequent payment defaults on troubled debt restructured loans, additional evaluations are conducted to determine impairment levels. No impairment allowance was deemed necessary at June 30, 2012.

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

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $37.0 million, or 13.4%, from $276.3 million at June 30, 2011 to $313.3 million at June 30, 2012. The increase in assets resulted primarily from a $30.3 million increase in our aggregate cash, securities available for sale, interest-bearing deposits in other banks and federal funds sold, together with a $5.0 million increase in bank-owned life insurance. Compared to December 31, 2011, total assets increased by $18.7 million as a result of increases in our interest-bearing deposits in other banks offset by decreases in securities available for sale.

Investments. Securities available for sale increased by $8.9 million to $32.3 million at June 30, 2012 compared to $23.4 million at June 30, 2011. Certificates of deposit, interest-bearing deposits in other banks, and federal funds sold increased by a total of $21.5 million, from $16.5 million at June 30, 2011 to $38.0 million at June 30, 2012. Interest-bearing deposits in other banks increased $29.4 million from $8.6 million at December 31, 2011 to $38.0 million at June 30, 2012, and securities available for sale decreased $13.0 million from $45.3 million at December 31, 2011 to $32.3 million at June 30, 2012.

Loans. Loans held for investment, net, were $216.0 million at June 30, 2012, an increase of $1.3 million, or 0.6%, from our loan balance of $214.7 million at June 30, 2011. At December 31, 2011, loans held for investment, net, were $213.2 million.

Asset Quality. Nonperforming assets were $1,805,000, or 0.58% of total assets, at June 30, 2012, compared to $1,732,000 in nonperforming assets, or 0.63% of total assets, at June 30, 2011, and $1,719,000, or 0.58% of assets at December 31, 2011. Other real estate owned consisted of a bank branch site that we no longer plan to utilize and one additional property obtained through foreclosure proceedings against one borrower.

Deposits. Total deposits at June 30, 2012 were $272.4 million compared to $235.9 million at June 30, 2011, an increase of $36.5 million, or 15.4%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $55.1 million, or 29.4%, from $187.4 million at June 30, 2011 to $242.5 million at June 30, 2012. Noninterest-bearing deposits increased by $17.9 million to $104.9 million at June 30, 2012 and, as a percentage of total deposits, increased from 36.9% at June 30, 2011 to 38.5% at June 30, 2012. At June 30, 2012, total deposits increased $22.4 million, from $250.0 million at December 31, 2011, as a result of a $36.9 million increase in core deposits, offset by a $14.5 million decrease in certificates of deposit.

Average total deposits increased by $27.7 million, or 12.0%, from $231.9 million for the six-month period ended June 30, 2011 to $259.6 million for the six-month period ended June 30, 2012. Average core deposits increased by $40.2 million, or 21.9%, over the comparable six-month periods. Average noninterest-bearing deposits increased by $11.3 million from $84.1 million in the six-month period ending June 30, 2011 to $95.4 million in the comparable period ending June 30, 2012. As a percentage of total average deposits, average noninterest-bearing deposits increased slightly from 36.3% at June 30, 2011 to 36.8% at June 30, 2012.

Borrowed Funds. Borrowed funds decreased by $1.2 million, from $2.9 million at June 30, 2011 to $1.7 million at June 30, 2012. Compared to December 31, 2011, borrowed funds decreased $4.6 million from $6.3 million.

Capital. Stockholders’ equity increased by $1.5 million, or 4.0%, from $35.4 million at June 30, 2011 to $36.9 million at June 30, 2012, primarily from an increase in earnings. The Company purchased and retired 30,000 of its own common shares late in the second quarter of 2012, of which the excess cost over par was allocated to additional paid in capital and retained earnings. Stockholders’ equity was $36.4 million at December 31, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Overview. The Company’s pretax income was $750,000 for the second quarter of 2012, compared to pretax income of $879,000 for the second quarter of 2011, a decrease of $129,000. This decrease is attributable to a decrease in net interest income of $96,000 and an $87,000 decrease in gain on sale of investment securities that were only partially offset by a $31,000 reduction in noninterest expense. Our effective tax rate decreased from 32.8% in the second quarter of 2011 to 27.8% in the second quarter of 2012.

Net Interest Income. The Company’s net interest income before provision for loan losses decreased by $96,000, comparing the second quarters of 2012 and 2011. Our average loan portfolio increased by $500,000 from $215.7 million in the second quarter of 2011 to $216.2 million in the second quarter of 2012, while our average investment in securities available for sale and other interest-earning assets (excluding loans) increased by $25.2 million, for a net increase in interest-earning assets of $25.7 million comparing the two quarters. Average interest-bearing liabilities increased by $16.7 million from the second quarter of 2011 to $170.8 million in the second quarter of 2012, resulting primarily from a $16.1 million increase in average interest-bearing deposits. The average yield on our interest-earning assets was adversely impacted by lower yields on loans and an increase in the average balance of investment securities and other interest-earning assets, which was only partially offset by a decrease in the average cost of interest-bearing liabilities. As a result, our interest rate spread decreased 38 basis points from 3.96% in the second quarter of 2011 to 3.58% in the second quarter of 2012, and our net interest margin decreased 48 basis points from 4.29% in the second quarter of 2011 to 3.81% in the second quarter of 2012.

Provision for Loan Losses. Provision for loan losses was $35,000 and $11,000 for the quarters ending June 30, 2012 and 2011, respectively.

Noninterest Income. Total noninterest income decreased by $40,000, from $245,000 in the second quarter of 2011 to $205,000 in the second quarter of 2012. This decrease is primarily attributable to an $87,000 gain on sale of investment securities in the second quarter of 2011 that did not recur in the second quarter of 2012, partially offset by $52,000 in income from bank-owned life insurance in the second quarter of 2012 that did not occur in the second quarter of 2011.

Noninterest Expense. Total noninterest expense was $2.069 million for the second quarter of 2012, a $31,000 decrease from the second quarter of 2011, primarily due to a $38,000 decrease in compensation expense.

Income Taxes. The Company’s income tax expense for the second quarter of 2012 was $209,000, reflecting an effective tax rate of 27.8%, compared to income tax expense of $288,000 for the second quarter of 2011, reflecting an effective tax rate of 32.8%. This reduction in effective tax rate was attributable to increases in tax-exempt interest income and other non-taxable income.

Net Income Available to Common Stockholders. Because of qualified loan growth, the dividend rate on our SBLF program preferred stock was 1.00% for the second quarter 2012, compared to a composite 5.26% rate on our TARP preferred stock for the second quarter of 2011, resulting in a decrease in dividends on preferred stock of $92,000 in the second quarter of 2012 compared to the second quarter of 2011. Net income available to common stockholders was $522,000 for the second quarter of 2012, compared to $480,000 for the second quarter of 2011, an increase of $42,000, or $0.01 per weighted average diluted common share.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Overview. The Company’s pretax income was $1,633,000 for the first six months of 2012, compared to pretax income of $1,712,000 for the first six months of 2011, a decrease of $79,000. This decrease resulted primarily from a $115,000 decrease in net interest income and an $87,000 decrease in gain on sale of investment securities that were partially offset by a $24,000 decrease in noninterest expense between the two six month periods. The Company’s effective tax rate for the first half of 2012 was 28.2% compared to a tax rate for the first half of 2011 of 32.8%.

Net Interest Income. The Company’s net interest income before provision for loan losses decreased by $115,000, comparing the first six month periods of 2012 and 2011. Our average loan portfolio decreased by $200,000 from $216.8 million in the first half of 2011 to $216.6 million in the first half of 2012, while our average investment in securities available for sale and other interest-earning assets (excluding loans) increased by $21.0 million, for a net increase in interest-earning assets of $20.8 million comparing the two six-month periods. Average interest-bearing liabilities increased by $15.7 million from the first half of 2011 to $169.1 million in the first half of 2012, resulting primarily from a $16.4 million increase in average interest-bearing deposits. The average yield on our interest-earning assets was adversely impacted by lower yields on loans and an increase in the average balance of investment securities and other interest-earning assets, which was only partially offset by a decrease in the average cost of interest-bearing liabilities. As a result, our interest rate spread decreased 28 basis points from 3.97% in the first half of 2011 to 3.69% in the first half of 2012, and our net interest margin decreased 39 basis points from 4.31% in the first half of 2011 to 3.92% in the first half of 2012.

Provision for Loan Losses. Provision for loan losses was $35,000 and $11,000 for the six months ending June 30, 2012 and 2011, respectively.

Noninterest Income. Total noninterest income increased by $36,000, from $430,000 in the first half of 2011 to $466,000 in the first half of 2012. The primary factor in this increase was a $117,000 increase in income from bank-owned life insurance in the first half of 2012, which was partially offset by an $87,000 gain on the sale of investment securities in the first half of 2011 that did not recur in the first half of 2012.

Noninterest Expense. Total noninterest expense decreased $24,000 to $4.149 million in the first half of 2012 from $4.173 million in the first half of 2011. Decreases in compensation, professional fees, marketing, FDIC assessment and other expenses totaling $144,000 were offset by increases in occupancy and valuation allowances on other real estate owned of $58,000 and $52,000, respectively.

Income Taxes. The Company’s income tax expense for the first half of 2012 was $461,000, reflecting an effective tax rate of 28.2%, compared to income tax expense of $561,000 for the first half of 2011, reflecting an effective tax rate of 32.8%. This reduction in effective tax rate was primarily attributable to an increase in tax-exempt interest income and other non-taxable income.

Net Income Available to Common Stockholders. After the impact of dividends on our preferred stock, net income available to common shareholders was $1.105 million for the first six months of 2012, or earnings per diluted common share of $0.47, compared to net income available to common stockholders in the first half of 2011 of $841,000, or earnings per diluted common share of $0.36, an increase of $264,000, or $0.11 per diluted common share. This increase in earnings available to common stockholders is primarily attributable to qualified loan growth which resulted in a 1.72% dividend rate on our SBLF program preferred stock in the first half of 2012 compared to accelerated accretion of the discount on outstanding TARP preferred stock and the associated dividend rate of 5.26% in the first half of 2011.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At June 30,
	2012	2011
	(in thousands)
Commitments to extend credit	$38,575	$34,959
Standby letters of credit	189	76

Total Commitments	$38,764	$35,035

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, certificates of deposit in other banks, unpledged investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At June 30, 2012, liquid assets, which include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and nonpledged securities available for sale, were $74.5 million, an increase of $16.7 million from $57.8 million at December 31, 2011.

We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. At June 30, 2012, there were no outstanding balances with these institutions.

Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $36.9 million at June 30, 2012, up from $36.4 million at December 31, 2011, primarily attributable to an increase in retained earnings. At June 30, 2012, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of June 30, 2012 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

The Company is a party to routine litigation incidental to our business, none of which is considered likely to have a material effect on the Company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding the Company’s purchases of shares of its common stock during each of the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 - April 30, 2012	—	—	—	116,000
May 1, 2012 - May 31, 2012	—	—	—	116,000
June 1, 2012 - June 30, 2012	30,000	12.20	30,000	86,000

(1)	On January 26, 2012, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to 116,000 shares of its outstanding common stock from time to time over the following twelve months, of which the Company has purchased a total of 30,000 common shares through June 30, 2012 (such shares were purchased in a single transaction, as reflected in the chart above, completed on June 27, 2012).

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not Applicable

Item 5	Other Information

None

Item 6	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

August 9, 2012	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer (Principal Executive Officer)

August 9, 2012	/s/ John O. Guthrie
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