Form 10-Q
period 2012-09-30
HERITAGE BANKSHARES INC /VA
filed 2012-11-09
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

A total of 2,275,891 shares of the registrant’s common stock were outstanding as of October 31, 2012.

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At September 2012 (unaudited)	At December 31, 2011 (audited)
	(in thousands except share data)
ASSETS

Cash and due from banks	$5,693	$5,335
Interest-bearing deposits in other banks	33,502	8,646
Federal funds sold	28	33

Total cash and cash equivalents	39,223	14,014
Certificates of deposit in other banks	13,695	—
Securities available for sale, at fair value	26,188	45,310
Loans, net
Held for investment, net of allowance for loan losses	213,082	213,183
Accrued interest receivable	588	694
Stock in Federal Reserve Bank, at cost	594	591
Stock in Federal Home Loan Bank of Atlanta, at cost	440	834
Premises and equipment, net	10,743	11,029
Other real estate owned	591	1,719
Bank-owned life insurance	5,648	5,616
Other assets	1,904	1,594

Total assets	$312,696	$294,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$100,960	$92,839
Interest-bearing	171,664	157,139

Total deposits	272,624	249,978

Federal Home Loan Bank Advances	—	4,000
Securities sold under agreements to repurchase	212	1,502
Other borrowings	545	782
Accrued interest payable	36	83
Other liabilities	2,074	1,802

Total liabilities	275,491	258,147

Commitments and contingencies	—	—

Stockholders’ equity

Preferred stock, no par value - 1,000,000 shares authorized:
Senior non-cumulative perpetual preferred stock, Series C, 7,800 shares issued and outstanding at both September 30, 2012 and December 31, 2011	7,800	7,800
Common stock, $5 par value - 6,000,000 shares authorized;
2,275,891 shares and 2,304,965 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11,379	11,525
Additional paid-in capital	6,732	6,704
Retained earnings	11,169	9,967
Accumulated other comprehensive income, net	125	441

Total stockholders’ equity	37,205	36,437

Total liabilities and stockholders’ equity	$312,696	$294,584

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except share and per share data)

Interest income
Interest income and fees on loans	$2,485	$2,833	$7,740	$8,543
Interest on taxable investment securities	174	193	716	514
Other interest and dividend income	61	37	106	112

Total interest income	2,720	3,063	8,562	9,169

Interest expense
Deposits	228	309	702	923
Borrowings	6	10	23	36

Total interest expense	234	319	725	959

Net interest income	2,486	2,744	7,837	8,210
Provision for loan losses	—	33	35	44

Net interest income after provision for loan losses	2,486	2,711	7,802	8,166

Noninterest income
Service charges on deposit accounts	67	87	195	259
Late charges and other fees on loans	11	25	77	57
Gain on sale of investment securities	284	—	284	87
Income from bank-owned life insurance	43	—	161	—
Other	87	85	241	224

Total noninterest income	492	197	958	627

Noninterest expense
Compensation	1,008	1,090	3,179	3,283
Data processing	160	148	471	435
Occupancy	221	234	668	622
Furniture and equipment	161	142	446	438
Taxes and licenses	79	86	239	252
Professional fees	57	74	243	292
FDIC assessment	39	37	116	137
(Gain)loss on sale or impairment of other real estate owned	(10)	—	41	1
Other	282	250	743	773

Total noninterest expense	1,997	2,061	6,146	6,233

Income before provision for income taxes	981	847	2,614	2,560

Provision for income taxes	288	299	749	861

Net income	$693	$548	$1,865	$1,699
Preferred stock dividend and accretion of discount	(20)	(252)	(86)	(562)

Net income available to common stockholders	$673	$296	$1,779	$1,137

Earnings per common share
Basic	$0.30	$0.13	$0.77	$0.49

Diluted	$0.29	$0.13	$0.76	$0.49

Dividends per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding - basic	2,275,891	2,303,107	2,295,413	2,305,652
Effect of dilutive equity awards	54,362	13,441	49,385	11,246

Weighted average shares outstanding - diluted	2,330,253	2,316,548	2,344,798	2,316,898

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$1,865	$1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	35	44
Amortization of loan yield adjustments, net	209	242
Depreciation, amortization and accretion, net	462	451
Stock based compensation	79	68
Deferred compensation	45	28
Exercise of stock options tax benefit	1	—
Net (gains) losses on:
Sale of securities	(284)	(87)
Sale or impairment of other real estate owned	41	—
Net income on bank owned life insurance	(161)	—
Changes in assets/liabilities, net:
Increase in interest receivable and other assets	(43)	(3)
Increase (decrease) in interest payable and other liabilities	(154)	3

Net cash provided by operating activities	2,095	2,445

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	23,200	6,487
Purchases of securities available for sale	(18,996)	(36,921)
Proceeds from sales of securities available for sale	14,696	6,005
Proceeds from sale of other real estate owned	1,535	—
Net decrease (increase) in certificates of deposit in other banks	(13,695)	2,011
Net increase in loans held for investment	(239)	(311)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(59)	(4)
Redemption of FHLB stock and Federal Reserve Bank stock	450	679
Purchases of premises and equipment	(166)	(292)
Purchases of and premiums paid for bank-owned life insurance	(12)	(13)
Proceeds from bank-owned life insurance	141	—

Net cash provided by/(used for) investing activities	6,855	(22,359)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	—
Net increase in deposits	22,646	33,494
Net decrease in Federal Home Loan Bank advances	(4,000)	—
Net decrease in securities sold under agreements to repurchase	(1,290)	(833)
Repayments of other borrowings	(237)	(228)
Proceeds from issuance of preferred stock	—	7,788
Redemption of preferred stock	—	(10,406)
Retirement of common stock	(368)	(55)
Cash dividends paid	(500)	(810)

Net cash provided by financing activities	16,259	28,950

Increase in cash and cash equivalents	25,209	9,036

Cash and cash equivalents, beginning of period	14,014	16,380

Cash and cash equivalents, end of period	$39,223	$25,416

Supplemental disclosure:
Interest paid	$773	$965
Income taxes paid	$813	$1,079
Noncash financing activities:
Transfer of loans to other real estate owned	$96	$25

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Net income for period ended September 30	$693	$548	$1,865	$1,699
Unrealized holding (gains)losses on securities available for sale	(66)	191	(196)	69
Tax effect on unrealized (gains)losses	22	(65)	67	(23)
Realized gains on sales of available for sale securities	(284)	—	(284)	(87)
Tax effect on realized gains	97	—	97	29

Total comprehensive income	$462	$674	$1,549	$1,687

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

Recent Accounting Pronouncements

There were no authoritative pronouncements that would have a material impact on the Company during the quarter ending September 30, 2012.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Share-Based Compensation

The following table presents a summary of stock option activity for the period of January 1, 2012 through September 30, 2012.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term(years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding at January 1, 2012	235,800	$12.65
Granted	—	—
Exercised	(1,000)	(7.50)
Forfeited/expired	(800)	(12.12)

Outstanding at September 30, 2012	234,000	$12.67	4.0	$133

Exercisable at September 30, 2012	226,400	$12.75	3.9	$121

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 was $3,700. Cash received from exercises of options during the first nine months of 2012 was $7,500. There were no options exercised during the nine months ended September 30, 2011.

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

As defined in the 2006 Incentive Plan, fair value of the shares was measured by the closing price of a share of the Company’s common stock on the OTC Markets Group, Inc. reporting system on the grant date of the applicable award or, if the Company’s shares were not traded on the grant-date, then the closing price of a share of common stock on the OTC Markets Group, Inc. reporting system on the next preceding date on which a trade occurred. In addition, because the share-recipients are not entitled to dividends until the shares vest, the grant date fair value of the award was reduced by the present value of the dividends expected to be paid on the underlying shares during the service period, discounted at the appropriate risk-free interest rate.

The following table presents a summary of restricted stock award activity for the period of January 1, 2012 to September 30, 2012.

	Shares	Fair Value at Grant Date

Outstanding at January 1, 2012	—	—
Granted	43,600	$11.28
Vested	—	—
Forfeited/expired	—	—

Outstanding at September 30, 2012	43,600	$11.28

The amount charged against income, before income tax benefit of $22,295, in relation to stock-based payment arrangements was $79,059 for the nine months ended September 30, 2012. The amount charged against income, before income tax benefit of $1,423, in relation to stock-based payment arrangements was $67,642 for the nine months ended September 30, 2011. At September 30, 2012, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option and restricted stock grants was $433,754 and is currently expected to be recognized over a weighted average period of 2.2 years as follows:

Stock-Based Compensation Expense
(in thousands)
At September 30, 2012:
2012	$28
2013	102
2014	98
2015	99
2016	99
2017	8

Total	$434

Note 3 – Disclosure About Fair Value of Financial Instruments

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

The following table presents the carrying amounts, fair value and level of input of those financial instruments whose fair value differs from carrying amount at September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$213,082	$216,733	$—	$1,494	$215,239

Financial liabilities:
Deposits	$272,624	$272,691	$—	$272,691	$—
Other borrowings	545	573	—	—	573

	At December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$213,183	$219,056	$—	$—	$219,056

Financial liabilities:
Deposits	$249,978	$250,167	$—	$250,167	$—
Other borrowings	782	823	—	—	823

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

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets Recorded at Fair Value on a Recurring Basis

	At September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Investment in securities available for sale:
U.S. Treasury notes	$2,031	$—	$2,031	$—
U.S. government sponsored enterprises	24,157	—	24,157	—
Other financial assets	284	—	284	—

Total assets at fair value	$26,472	$—	$26,472	$—

Assets Recorded at Fair Value on a Recurring Basis

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,043	$—	$2,043	$—
U.S. government sponsored enterprises	34,188	—	34,188	—
Mortgage-backed securities	9,079	—	9,079	—
Other financial assets	245	—	245	—

Total assets at fair value	$45,555	$—	$45,555	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

	At September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans
Real estate-commercial	$794	$—	$794	$—
Real estate-construction	791	—	791	—
Other real estate owned	591	—	591	—

Total assets at fair value	$2,176	$—	$2,176	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)

Other real estate owned	$1,719	$—	$1,719	$—

Total assets at fair value	$1,719	$—	$1,719	$—

Note 4 – Securities

The tables below present amortized cost, unrealized gains and losses, and fair value of the Company’s investments in securities available for sale at September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury notes	$2,003	$28	$—	$2,031
U.S. government sponsored enterprises	23,996	161	—	24,157

Total securities available for sale	$25,999	$189	$—	$26,188

Total securities (1)	$25,999	$189	$—	$26,188

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury Notes	$2,004	$39	$—	$2,043
U.S. government sponsored enterprises	34,000	188	—	34,188
Mortgage-backed securities	8,637	442	—	9,079

Total securities available for sale	$44,641	$669	$—	$45,310

Total securities (1)	$44,641	$669	$—	$45,310

(1)	At September 30, 2012 and December 31, 2011, the Company held no securities classified as held to maturity.

There were no investment securities with unrealized losses at either September 30, 2012 or December 31, 2011. Current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturity, are reflected below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$—	$—
Due after one year through five years	2,003	2,031
Due after five years through ten years	23,996	24,157
Due after ten years	—	—

Total	$25,999	$26,188

Gross proceeds from sales of securities available for sale were $4,696,000 for the third quarter of 2012 accumulating to $14,696,000 for the first nine months of 2012. Gross realized gains associated with these 2012 sales were $284,000 for both the third quarter and first nine months of 2012. There were no sales of securities available for sale in the third quarter of 2011, and gross proceeds from sales of securities available for sale were $6,005,000 for the nine month period ended September 30, 2011. Gross realized gains associated with these 2011 sales were $87,000. There were no gross losses associated with the sale of securities available for sale during either 2012 or 2011. Gains and losses on the sale of investment securities are recorded as of the trade date and are determined using the specific identification method.

Note 5 – Loans held for investment, net

Loans at the dates indicated consisted of the following:

	At September 30, 2012	At December 31, 2011
	(in thousands)

Commercial	$36,268	$39,212
Real estate-commercial	123,600	110,350
Real estate-construction and land	6,650	14,075
Real estate-residential 1-4	46,778	49,894
Consumer	1,861	1,743

Total loans	215,157	215,274

Allowance for loan losses	(2,075)	(2,091)

Total loans, net	$213,082	$213,183

All loan amounts are presented net of unearned fees and costs for September 30, 2012 and December 31, 2011.

Nonperforming assets at the dates indicated were:

	At September 30, 2012	At December 31, 2011
	(in thousands)

Nonperforming loans	$—	$—
Real estate owned	591	1,719

Total nonperforming assets	$591	$1,719

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At September 30,
	2012	2011
	(in thousands)

Balance, beginning of year	$2,091	$2,090

Provision for loan losses	35	44

Loans charged-off
Commercial	(7)	(1)
Real estate-commercial	—	—
Real estate-construction and land	—	(29)
Real estate-residential 1-4	(63)	—
Consumer	(1)	(1)

Total loans charged-off	(71)	(31)

Loans recovered
Commercial	—	2
Real estate-commercial	—	—
Real estate-construction and land	20	—
Real estate-residential 1-4	—	48
Consumer	—	—

Total loans recovered	20	50

Net recoveries (charge-offs)	(51)	19

Balance, end of period	$2,075	$2,153

The following table presents the aging analysis of the Company’s loan portfolio at September 30, 2012:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$13	$—	$13	$36,255	$36,268	$—
Real estate-commercial	—	—	—	—	123,600	123,600	—
Real estate-construction and land	—	—	—	—	6,650	6,650	—
Real estate-residential 1-4	490	—	—	490	46,288	46,778	—
Consumer	—	—	—	—	1,861	1,861	—

Total loans	$490	$13	$—	$503	$214,654	$215,157	$—

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2011:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$39,212	$39,212	$—
Real estate-commercial	—	—	—	—	110,350	110,350	—
Real estate-construction and land	—	—	—	—	14,075	14,075	—
Real estate-residential 1-4	33	—	—	33	49,861	49,894	—
Consumer	—	—	—	—	1,743	1,743	—

Total loans	$33	$—	$—	$33	$215,241	$215,274	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate and construction real estate loans at September 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Normal review	$36,268	$122,806	$5,950	$165,024
Closely monitored	—	794	700	1,494
In collection	—	—	—	—

Total	$36,268	$123,600	$6,650	$166,518

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at September 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:
Not classified	$35,941	$122,806	$4,490	$163,237
Substandard	327	794	2,160	3,281
Doubtful	—	—	—	—

Total	$36,268	$123,600	$6,650	$166,518

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

The Bank utilizes delinquency status in its evaluation of credit exposure for residential 1-4 and consumer loans, which include both revolving and closed-end mortgages as well as installment and personal loans. These loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at September 30, 2012:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$46,778	$1,861	$48,639
Nonperforming	—	—	—

Total	$46,778	$1,861	$48,639

The following table represents the credit risk profile for the consumer portfolio at December 31, 2011:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$49,894	$1,743	$51,637
Nonperforming	—	—	—

Total	$49,894	$1,743	$51,637

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at September 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:

Ending balance:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	308	1,045	51	416	16	239	2,075

Total Ending Balance	$308	$1,045	$51	$416	$16	$239	$2,075

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer		Total
	(in thousands)
Total loans:

Ending balance:
Individually evaluated for impairment	$—	$794	$700	$—	$—		$1,494

Ending balance:
Collectively evaluated for impairment	36,268	122,806	5,950	46,778	1,861		213,663

Total Ending Balance	$36,268	$123,600	$6,650	$46,778	$1,861		$215,157

(1)	Certain loans were evaluated for impairment at September 30, 2012. Based on this evaluation process, it was determined that no specific allowance was required.

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

The following table reflects the average daily recorded investment in impaired loans as of September 30, 2012 and interest income recognized on those loans for the nine month period ending September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
	(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	794	792	—	759	22
Real estate - construction and land	791	789	—	935	24
Real estate - residential 1-4	—	—	—	43	—
Consumer	—	—	—	—	—

Total	$1,585	$1,581	$—	$1,737	$46

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - construction and land	—	—	—	—	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	794	792	—	759	22
Real estate - construction and land	791	789	—	935	24
Real estate - residential 1-4	—	—	—	43	—
Consumer	—	—	—	—	—

Total	$1,585	$1,581	$—	$1,737	$46

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

No loans were restructured during the quarter ending September 30, 2012. During the quarter ending March 31, 2012, two loans to one borrower were restructured in which both concessions on interest rate and extensions of payment terms were granted. The pre-modification recorded investment was $1,118,000 for the real estate construction loan and $560,000 for the commercial real estate loan. Post-modification recorded investments in these two loans were $879,000 for the real estate construction loan and $805,000 for the commercial real estate loan.

During the nine month period ended September 30, 2012, no loans that had been restructured during the prior twelve months went into default.

At the time of restructuring, loans that are considered troubled are evaluated for impairment allowances based on collateral value, expected cash flows and/or financial strength of the borrower. Any such loan deemed impaired may be assigned a specific allowance in the calculation of allowance for loan losses. If there are subsequent payment defaults on troubled debt restructured loans, additional evaluations are conducted to determine impairment levels. No impairment allowance was deemed necessary at September 30, 2012.

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

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $14.9 million, or 5.0%, from $297.8 million at September 30, 2011 to $312.7 million at September 30, 2012. The increase in assets resulted primarily from an $11.6 million increase in our aggregate cash, securities available for sale, interest-bearing deposits in other banks and federal funds sold, together with a $5.0 million increase in bank-owned life insurance. Compared to December 31, 2011 total assets increased $18.1 million, primarily from a $38.5 million increase in our interest-bearing deposits in other banks, federal funds sold and certificates of deposits in other banks, offset by a $19.1 million decrease in securities available for sale.

Investments. Securities available for sale decreased by $15.6 million, from $41.8 million at September 30, 2011 to $26.2 million at September 30, 2012. Overnight funds increased by $20.4 million and certificates of deposit, interest-bearing deposits in other banks (excluding overnight funds), and federal funds sold increased by a total of $6.9 million, with a resulting aggregate increase in such investment balances from $19.9 million at September 30, 2011 to $47.2 million at September 30, 2012. Compared to December 31, 2011 securities available for sale decreased by $19.1 million from $45.3 million. Other interest-earning assets (excluding loans) increased $38.5 million from $8.7 million at December 31, 2011. Overnight funds contributed $25.2 million to this overall increase in other interest-bearing assets.

Loans. Loans held for investment, net, were $213.1 million at September 30, 2012, a decrease of $1.2 million from our loan balance of $214.3 million at September 30, 2011. At December 31, 2011, loans held for investment were $213.2 million.

Asset Quality. Nonperforming assets were $591,000, or 0.19% of total assets, at September 30, 2012, compared to $1,753,000 in nonperforming assets, or 0.59% of total assets, at September 30, 2011 and $1,719,000, or 0.58% of total assets, at December 31, 2011. Other real estate owned consisted of a bank branch site that we no longer plan to utilize and one additional single family home obtained through foreclosure proceedings against one borrower during the third quarter of 2012.

Deposits. Total deposits at September 30, 2012 were $272.6 million compared to $257.6 million at September 30, 2011, an increase of $15.0 million, or 5.8%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $39.4 million, or 18.9%, from $208.2 million at September 30, 2011 to $247.6 million at September 30, 2012. Noninterest-bearing deposits increased by $8.6 million to $101.0 million at September 30, 2012 and, as a percentage of total deposits, increased from 35.8% at September 30, 2011 to 37.0% at September 30, 2012. Total deposits increased by $22.6 million, or 9.1%, compared to $250.0 million at December 31, 2011, attributable to a $41.9 million increase in core deposits offset by a $19.3 million decrease in certificates of deposit.

Average total deposits increased by $27.9 million, or 11.8%, from $237.4 million for the nine-month period ended September 30, 2011 to $265.4 million for the nine-month period ended September 30, 2012. Average core deposits increased by $44.3 million, or 23.5%, over the comparable nine-month periods. Average noninterest-bearing deposits increased by $11.4 million, from $86.3 million in the nine-month period ending September 30, 2011 to $97.7 million in the comparable period ending September 30, 2012. As a percentage of total average deposits, average noninterest-bearing deposits increased slightly from 36.3% at September 30, 2011 to 36.8% at September 30, 2012.

Borrowed Funds. Borrowed funds decreased by $1,647,000, from $2,404,000 at September 30, 2011 to $757,000 at September 30, 2012. Compared to $5.9 million at December 31, 2011, borrowed funds decreased $5.5 million at September 30, 2012, primarily due to a $4.0 million decrease in FHLB advances.

Capital. Stockholders’ equity increased by $1.3 million, or 3.8%, from $35.9 million at September 30, 2011 to $37.2 million at September 30, 2012, primarily due to an increase in earnings. Stockholders’ equity was $36.4 million at December 31, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Overview. The Company’s pretax income was $981,000 for the third quarter of 2012, compared to pretax income of $847,000 for the third quarter of 2011, an increase of $134,000. A $284,000 gain on the sale of investment securities more than offset a decrease of $258,000 in net interest income. Our effective tax rate decreased from 35.3% in the third quarter of 2011 to 29.4% in the third quarter of 2012.

Net Interest Income. The Company’s net interest income before provision for loan losses decreased by $258,000, comparing the third quarters of 2012 and 2011. Our average loan portfolio decreased by $2.3 million from $214.3 million in the third quarter of 2011 to $212.0 million in the third quarter of 2012, while our average overnight funds increased by $18.1 million and our average investment in securities available for sale and other interest-earning assets (excluding loans and overnight funds) increased by $6.5 million, for a net increase in interest-earning assets of $22.3 million comparing the two quarters. Average interest-bearing liabilities increased by $15.9 million from the third quarter of 2011 to $176.5 million in the third quarter of 2012, resulting primarily from a $16.9 million increase in average interest-bearing deposits. The average yield on our interest-earning assets was adversely impacted by lower yields on loans and an increase in the average balance of investment securities and other interest-earning assets, which was only partially offset by a decrease in the average cost of interest-bearing liabilities. As a result, our interest rate spread decreased 52 basis points from 3.74% in the third quarter of 2011 to 3.22% in the third quarter of 2012, and our net interest margin decreased 63 basis points from 4.06% in the third quarter of 2011 to 3.43% in the third quarter of 2012.

Provision for Loan Losses. There was no provision for loan losses in the quarter ending September 30, 2012 compared to a provision for loan losses of $33,000 in the quarter ending September 30, 2011.

Noninterest Income. Total noninterest income increased by $295,000, from $197,000 in the third quarter of 2011 to $492,000 in the third quarter of 2012. This increase is primarily attributable to a $284,000 gain on sale of investment securities and $43,000 in income from bank-owned life insurance in the third quarter of 2012 that did not occur in the third quarter of 2011.

Noninterest Expense. Total noninterest expense was $1.997 million for the third quarter of 2012, a $64,000 decrease from the third quarter of 2011, primarily due to an $82,000 decrease in compensation expense in the third quarter of 2012.

Income Taxes. The Company’s income tax expense for the third quarter of 2012 was $288,000, reflecting an effective tax rate of 29.4%, compared to income tax expense of $299,000 for the third quarter of 2011, reflecting an effective tax rate of 35.3%. This reduction in effective tax rate was attributable to increases in tax-exempt interest income and other non-taxable income.

Net Income Available to Common Stockholders. Because of qualified loan growth, the dividend rate on our SBLF program preferred stock was 1.00% for the third quarter of 2012, resulting in dividends on preferred stock of $20,000, a savings of $232,000 compared to $252,000 of TARP preferred stock dividends and dividend accretion for the third quarter of 2011. Net income available to common stockholders was $673,000 for the third quarter of 2012, compared to $296,000 for the third quarter of 2011, an increase of $377,000, or $0.16 per weighted average diluted common share.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Overview. The Company’s pretax income was $2,614,000 for the first nine months of 2012, compared to pretax income of $2,560,000 for the first nine months of 2011, an increase of $54,000. This increase resulted primarily from a $331,000 increase in noninterest income and an $87,000 decrease in noninterest expense, partially offset by a $373,000 decrease in net interest income between the two nine-month periods. The Company’s effective tax rate for the first nine months of 2012 was 28.6% compared to an effective tax rate of 33.6% for the first nine months of 2011.

Net Interest Income. The Company’s net interest income before provision for loan losses decreased by $373,000, comparing the first-nine month periods of 2012 and 2011. Our average loan portfolio decreased by $900,000 from $215.9 million in the first nine months of 2011 to $215.0 million in the first nine months of 2012, while our average investment in overnight funds increased by $9.7 million and our average investment in securities available for sale and other interest-earning assets (excluding loans and overnight funds) increased by $12.5 million, for a net increase in interest-earning assets of $21.3 million comparing the two nine-month periods. Average interest-bearing liabilities increased by $15.7 million from the first nine months of 2011 to $171.6 million in the first nine months of 2012, resulting primarily from a $16.6 million increase in average interest-bearing deposits. The average yield on our interest-earning assets was adversely impacted by lower yields on loans and an increase in the average balance of investment securities and other interest-earning assets, which was only partially offset by a decrease in the average cost of interest-bearing liabilities. As a result, our interest rate spread decreased 36 basis points from 3.88% in the first nine months of 2011 to 3.52% in the first nine months of 2012, and our net interest margin decreased 47 basis points from 4.22% in the first nine months of 2011 to 3.75% in the first nine months of 2012.

Provision for Loan Losses. Provision for loan losses was $35,000 and $44,000 for the nine months ending September 30, 2012 and 2011, respectively.

Noninterest Income. Total noninterest income increased by $331,000, from $627,000 in the first nine months of 2011 to $958,000 in the first nine months of 2012. The primary factors in this increase were a $197,000 increase in gains on sale of investment securities and a $161,000 increase in income from bank-owned life insurance in the first nine months of 2012.

Noninterest Expense. Total noninterest expense decreased by $87,000, from $6.233 million in the first nine months of 2011 to $6.146 million in the first nine months of 2012, primarily attributable to decreased compensation expense of $104,000.

Income Taxes. The Company’s income tax expense for the first nine months of 2012 was $749,000, reflecting an effective tax rate of 28.6%, compared to income tax expense of $861,000 for the first nine months of 2011, reflecting an effective tax rate of 33.6%. This reduction in effective tax rate was primarily attributable to an increase in tax-exempt interest income and other non-taxable income.

Net Income Available to Common Stockholders. After the impact of dividends on our preferred stock, net income available to common shareholders was $1.779 million for the first nine months of 2012, or earnings per diluted common share of $0.76, compared to net income available to common stockholders of $1.137 million for the first nine months of 2011, or earnings per diluted common share of $0.49, an increase of $642,000, or $0.27 per diluted common share. This increase in earnings available to common stockholders is primarily attributable to qualified loan growth which resulted in a 1.47% dividend rate on our SBLF program preferred stock in the first nine months of 2012, compared to accelerated accretion of the discount on outstanding TARP preferred stock and the associated dividend rate of 8.96% in the first nine months of 2011.

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

The following table reflects our other loan commitments outstanding at the dates indicated:

	At September 30,
	2012	2011
	(in thousands)

Commitments to extend credit	$35,453	$31,524
Standby letters of credit	189	76

Total Commitments	$35,642	$31,600

Liquidity

Liquidity refers to the availability of sufficient funds to meet the needs of depositors, borrowers, creditors and investors and to fund operations. Our primary sources of funds are customer deposits, cash and cash equivalents, certificates of deposit in other banks, unpledged investment securities available for sale, loan repayments and borrowings. These funds are used to make loans, purchase investment securities, meet depositor withdrawals and fund operations. At September 30, 2012, liquid assets, which include cash and due from banks, interest-bearing deposits in other banks, federal funds sold, certificates of deposit in other banks and nonpledged securities available for sale, were $78.9 million, an increase of $21.1 million from $57.8 million at December 31, 2011.

We also are able to obtain funds through approved borrowing lines with the Federal Home Loan Bank of Atlanta and other financial institutions. At September 30, 2012, there were no outstanding balances with these institutions.

Management believes our existing liquidity sources are sufficient to satisfy the Company’s operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $37.2 million at September 30, 2012, up from $36.4 million at December 31, 2011, primarily attributable to an increase in retained earnings. At September 30, 2012, the Company and the Bank were considered “well-capitalized” as defined by the Federal Reserve Bank. We monitor the current and projected capital levels of the Bank and the Company and will consider additional sources of capital, through the issuance of stock, debt or otherwise, as needs arise.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures with respect to financial reporting were effective as of September 30, 2012 to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE BANKSHARES, INC.
(Registrant)

November 9, 2012	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer (Principal Executive Officer)

November 9, 2012	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the SBLF Preferred Shares. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on April 2, 2012.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 27, 2009.)

*10.17	January 2012 Amendments to Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form 10-K filed on March 29, 2012.)

*10.18	August 2012 Amendment to Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Originally reported in the Company’s Form 8-K filed on August 24, 2012.)**

10.22	SBLF Securities Purchase Agreement, dated August 11, 2011, between Heritage Bankshares, Inc. and the Secretary of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

10.23	TARP Repurchase Document, dated August 11, 2011, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive Data File#

*	Indicates management contract or compensatory plan or arrangement.
**	Indicates filed herewith.
#	Indicates furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.