Form 10-K
period 2012-12-31
HERITAGE BANKSHARES INC /VA
filed 2013-03-29
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $20,212,000. Aggregate market value was computed by reference to the sales price of the Common Stock of the registrant on June 30, 2012 of $12.20 per share and 1,656,714 shares of voting stock held by non-affiliates of the registrant on that date.

As of February 28, 2013, 2,276,617 shares of Common Stock of the registrant, par value $5.00 per share were issued and outstanding.

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

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank was incorporated in Virginia on September 19, 1975 and commenced business in Norfolk, Virginia on February 7, 1977. On December 31, 2012, the Bank had assets of $334.6 million, with total loans held for investment, net, of $221.0 million and deposits of $295.3 million.

The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2012, Sentinel Financial owned an interest in Bankers Insurance, LLC, which offers various insurance services. Our ownership interest in this company, through Sentinel Financial, allows the Bank to provide various insurance services to our customers; however, the Bank does not at this time market insurance services to our customers.

Principal Products or Services

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of small to medium sized businesses in its primary service area, which includes Chesapeake, Norfolk and Virginia Beach, Virginia. The principal business of the Bank is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts and certificates of deposit.

The Company actively extends commercial credit and is involved in the construction and real estate lending market. Loans consist of varying terms and may be secured or unsecured. Loans to individuals are limited to owners or senior managers of existing or prospective business clients and are for personal, household and family purposes. Loans to businesses are made for purposes such as working capital, financing of facilities, and equipment purchases. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a breakdown of loans by classification.

The Bank’s lending policies, deposit products and related services are intended to meet the needs of individuals and businesses in its market area. The Bank’s plan of operation for future periods is to continue to operate as a community bank and to focus its lending and deposit activities in its primary service area. Consistent with its focus on providing community based financial services, the Bank currently does not plan to diversify its loan portfolio geographically by making significant loans outside of its primary service area. While the Bank and its borrowers will be directly affected by the economic conditions and the prevailing real estate market in the area, the Bank is better able to monitor the financial condition of its borrowers by concentrating its lending activities in its primary service area. The Bank may evaluate the feasibility of entering into other markets as opportunities to do so become available.

Market Area

The Company is located in the Virginia Beach-Norfolk-Newport News Metropolitan Statistical Area (“MSA”), which extends approximately 65 miles from Williamsburg, Virginia, to Virginia Beach, Virginia, and Currituck County, North Carolina. This MSA is the 36th largest Metropolitan Statistical Area in the United States with a population of approximately 1.7 million persons. The Company’s principal market within this MSA is the Hampton Roads area, which comprises the cities of Norfolk, Portsmouth, Virginia Beach, Chesapeake, Suffolk, Hampton, and Newport News. The Company maintains its corporate headquarters in Norfolk, Virginia, and as of December 31, 2012 the Bank has a total of seven retail offices located in the cities of Chesapeake, Norfolk and Virginia Beach, Virginia.

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

Competition

The banking business in the MSA, and the Company’s principal market area of Hampton Roads, is highly competitive, and the Company faces significant competition both in making loans and in attracting deposits. At June 30, 2012, the Company’s deposit market share as a percentage of FDIC-insured institutions’ deposits in the MSA was 1.28%. The Company’s competition for loans comes from commercial banks, savings banks, mortgage banking subsidiaries of regional commercial banks, national mortgage bankers, insurance companies, and other institutional lenders. The Company’s most direct competition for deposits has historically come from savings banks, commercial banks, credit unions and other financial institutions. The Company may face an increase in competition as a result of the continuing reduction in the restrictions on the interstate operations of financial institutions. The Company also faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. (For additional discussion regarding competition facing the Company, see Item 1A, “Risk Factors,” below.)

Employees

At December 31, 2012, we employed 49 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and employee relations are considered excellent.

Participation in Small Business Lending Fund

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

During the year ended December 31, 2012, the Company declared $137,000 in SBLF Preferred Stock dividends, a dividend rate of 1.75%. Based on the Bank’s latest measured levels of QSBL, the dividend rate on the SBLF Preferred Stock increased to 2.36% for the first quarter of 2013 and decreased to 1% for the second quarter of 2013, and we expect to pay corresponding dividends of $46,000 on or about April 1, 2013 and $19,500 on or about July 1, 2013.

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

The potential dividend rate reduction is limited, such that the reduction will not apply to any SBLF Program investment proceeds that exceed the increase in Qualified Small Business Lending. In other words, to take full advantage of available dividend rate reductions on the SBLF Preferred Stock, the Bank must maintain increased levels of QSBL of at least $7.8 million, or about $76.8 million in total qualified lending (the dividend rate for “non-qualifying” SBLF funds is 5%).

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

Deregistration of the Company’s common stock

Pursuant to the Jumpstart Our Business Startups Act enacted in 2012, which amended the Securities Exchange Act of 1934 (the “Exchange Act”) to, among other things, permit bank holding companies like us with fewer than 1,200 record shareholders to deregister securities previously registered with the SEC, we filed Form 15s with the SEC to deregister our common stock. The deregistration was effective on or about February 28, 2013; as a result, we are no longer subject to the periodic reporting requirements of the Exchange Act, and following the filing of this Form 10-K we will no longer make any filings with the SEC. Both the Company and the Bank will continue to comply with the financial reporting requirements of the Federal Reserve and other applicable regulatory agencies, and those financial statements are and will continue to be available for review by our shareholders through the applicable agency(ies). In light of these regulatory financial reporting requirements, and notwithstanding the deregistration of our common stock, we anticipate that our stock will continue to be quoted on over-the-counter markets such as the OTC Markets Group and the OTC Bulletin Board so long as market makers continue to make a market in our stock.

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

•

Transactions with Insiders. The Dodd-Frank Act expanded insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

Furthermore, as a result of our participation in the SBLF Program, (i) we may pay dividends on our common stock only if, after payment of such dividends, our Tier 1 capital will be at least 90% of our Tier 1 capital as of the date we consummated the SBLF Program transaction, excluding any subsequent net charge-offs and/or redemptions of SBLF Preferred Stock. (This 90% “threshold” may be reduced over time to the extent our level of Qualified Small Business Lending increases over our initial baseline level.) In addition, if we fail to pay dividends on the SBLF Preferred Stock in a given quarter, then during that quarter and the next three quarters after the missed dividend payment, we will be prohibited from paying any dividends on our common stock (or any other stock that is junior to the SBLF Preferred Stock) except in very limited circumstances. Finally, if any SBLF Preferred Stock remains outstanding on the tenth (10th) anniversary of issuance, we will be prohibited from paying any further dividends on our common stock (or any other junior stock) until the SBLF Preferred Stock is redeemed in full. (See “The Bank – Dividends” below for discussion regarding regulatory considerations for dividends payable by the Bank and “The Company – United States Treasury Oversight (SBLF)” for more detailed discussion regarding the limitations on dividend payments under the SBLF Program.)

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

Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include, perhaps among other things, (i) requiring publicly traded companies (not just financial institutions) to give shareholders a non-binding vote on executive compensation on a periodic basis (and at least every three years) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials (so called “proxy access” rules, which have been temporarily stayed pending further review by applicable regulatory agencies); (iii) directing federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters. Some of these provisions will not apply to the Company, in particular in light of the fact that the Company has deregistered its common stock and is no longer subject to SEC reporting requirements as described above under “Deregistration of the Company’s common stock”.

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

Transactions with Affiliates; Loans to Insiders. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve Board limit the types and amounts of these transactions that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company (or the non-bank subsidiaries of the bank holding company) be limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company (and all such nonbank subsidiaries), to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, since July 2011, the Dodd-Frank Act requires that the 10% of capital limit on these transactions begin to apply to financial subsidiaries as well. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Banks are also subject to prohibitions on certain tying arrangements by which a depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Reserve Requirements. Pursuant to regulations of the Federal Reserve, the Bank must maintain average daily reserves against its transaction accounts. During 2012, no reserves were required to be maintained on the first $11.5 million of net transaction accounts, but reserves equal to 3.0% were required on the aggregate balances of those accounts between $11.5 million and $71.0 million, and additional reserves were required on aggregate balances in excess of $71.0 million in an amount equal to 10.0% of the excess. These percentages are subject to annual adjustment by the Federal Reserve, which has advised that for 2013 no reserves will be required to be maintained on the first $12.4 million of net transaction accounts, but reserves equal to 3.0% will be required on the aggregate balances of those accounts between $12.4 million and $79.5 million, and additional reserves are required on aggregate balances in excess of $79.5 million in an amount equal to 10.0% of the excess. Required reserves must be maintained in the form of vault cash or in an interest-bearing account at a Federal Reserve Bank. As of December 31, 2012, the Bank met its reserve requirements.

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

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities; capital classification also affects the deposit insurance assessments paid by the bank. Furthermore, banks may be restricted in their ability to accept brokered deposits depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized may not accept such deposits. (The Federal Reserve may, on a case-by-case basis, permit member banks that are “adequately capitalized” to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.) At December 31, 2012, the Bank was classified as “well-capitalized.”

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

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.66% of insured deposits in fiscal 2012. These assessments will continue until the FICO bonds mature in 2017.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The prepaid assessments were based on the institutions’ estimated deposit levels over the period. The amount of our prepaid assessment, which as noted covered the fourth quarter of 2009 through the end of 2012, was approximately $1.1 million and was paid in December 2009. Subsequent to December 31, 2009, we have and will continue to expense our regular FDIC assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank. The FDIC has stated that the prepayment requirement was imposed in response to a negative balance in the DIF, and has further indicated that prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being imposed in the future.

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

As noted above, we have deregistered our common stock and are no longer subject to reporting requirements of the Exchange Act, therefore, following the filing of this Form 10-K, we will no longer make any filings with the SEC.

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

•

We may be adversely affected by economic conditions in our market area. We are headquartered in Norfolk, Virginia, and our market includes the Hampton Roads metropolitan area. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the Hampton Roads and neighboring areas. Changes in the economy may influence the growth rate of our loans and deposits and the quality of our loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, continued or new recessionary environments, unemployment or other factors beyond our control would impact local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance. In addition, given the significance of the Navy and military generally to the local economy, significant cutbacks in defense spending and/or decreases in military and federal wages locally could adversely impact the local economy and, in turn, our financial performance.

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

•

The costs of being a public bank holding company are proportionately higher for small companies like us. The U.S. PATRIOT Act, the BSA, SOX and related regulations of the Securities and Exchange Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced and may continue to incur increased compliance costs, including costs related to implementing, maintaining and periodically assessing and evaluating our compliance with all applicable regulations. These necessary compliance costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. Deregistration of our common stock should result in a decrease in some of these compliance costs, but there is no guarantee that our overall regulatory cost-burden will decrease or that our financial results will improve as a consequence of deregistration.

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

•

Our common stock has been deregistered; there is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them. Pursuant to the Jumpstart Our Business Startups Act enacted in 2012, which amended the Securities Exchange Act of 1934 (the “Exchange Act”) to, among other things, permit bank holding companies like us with fewer than 1,200 record shareholders to deregister securities previously registered with the SEC, we filed Form 15s with the SEC to deregister our common stock. The deregistration was effective on or about February 28, 2013; as a result, we are no longer subject to the periodic reporting requirements of the Exchange Act, and following the filing of this Form 10-K we will no longer make any filings with the SEC. Both the Company and the Bank will continue to comply with the financial reporting requirements of the Federal Reserve and other applicable regulatory agencies, and those financial statements are and will continue to be available for review by our shareholders through the applicable agency(ies). In light of these regulatory financial reporting requirements, and notwithstanding the deregistration of our common stock, we anticipate that our stock will continue to be quoted on over-the-counter markets such as the OTC Markets Group and the OTC Bulletin Board so long as market makers continue to make a market in our stock. Trading on these over-the-counter markets is more limited than on the national exchanges such as the New York Stock Exchange or NASDAQ, and no guarantee can be made that a trading market in our common stock through any over-the-counter market will be maintained. In any event, trading in the shares of our common stock has historically been limited, and the deregistration of our stock may further adversely impact the liquidity of our shares. Accordingly, there is – and likely will continue to be – a limited trading market for our stock, and there can be no assurance that it will continue or that you will be able to sell your shares at the desired price.

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

•

Finally, the terms of the SBLF Preferred Stock require quarterly dividends to be paid on such stock at a fluctuating rate between 1% and 5% per year for the first 2.5 years and at a rate to be fixed at between 1% and 7% per year for the following 2 years thereafter; the dividend rate increases to 9% on any SBLF Preferred Stock that remains outstanding after 4.5 years, until the stock is redeemed by the Company. The payments of these preferred dividends will reduce the excess cash we would otherwise have available to pay dividends on our common stock and to use for general corporate purposes, including working capital, which could adversely impact our common stockholders and the Company in general.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At December 31, 2012, the Bank operated from eight locations:

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

Market Information

The Company’s common stock is currently quoted on the OTC Markets Group under the symbol “HBKS.” The following table sets forth the high and low closing sales price for our common stock, as reported by the OTC Bulletin Board, by calendar quarter for 2011 through the second quarter 2012, and by OTC Markets Group for the third and fourth quarters of 2012. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2012
Fourth Quarter	$12.10	$11.61
Third Quarter	12.45	11.81
Second Quarter	13.00	11.95
First Quarter	12.96	11.20

	HIGH	LOW
2011
Fourth Quarter	$12.25	$11.11
Third Quarter	13.00	11.75
Second Quarter	12.80	11.80
First Quarter	13.05	11.80

Holders

At December 31, 2012, there were approximately 825 holders of record of the 2,275,891 outstanding shares of the Company’s common stock.

Dividends

The Company has historically paid cash dividends on a quarterly basis, though the final determination regarding whether to declare and pay dividends on our common stock, and the amount of such dividends, is made at the sole discretion of the Company’s Board of Directors. Determinations by the Board of Directors with respect to dividend payments take into account the financial condition, results of operations and capital requirements of the Company and its subsidiaries, principally the Bank, as well as other relevant factors including applicable law and general business conditions, and depending on such factors the Company’s dividend policy may change from time to time at the discretion of the Board of Directors. Our ability to declare and pay dividends on our common stock is also affected by regulatory restrictions on the payment of dividends by both the Bank to the Company and the Company to its stockholders, as discussed above in Item 1, “Business – Supervision and Regulation”, including restrictions resulting from the Company’s participation in the SBLF Program. The Company declared and paid regular cash dividends of $0.24 per common share, in aggregate ($0.06 per common share in quarterly dividends), in each of 2012 and 2011. In addition the Company declared and paid a special dividend of $0.36 in December 2012, of which $0.24 is an acceleration of – and payment in lieu of – total aggregate dividends of $0.24 per share that the Company would have otherwise expected to announce and pay in quarterly installments during the 2013 calendar year, plus an additional amount of $0.12 per share.

Recent Sales of Unregistered Securities

No securities were sold by the Company within the past three years that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan Information

The Company makes grants of restricted stock and options to purchase common stock of the Company pursuant to its equity compensation plans. Information regarding the Company’s outstanding equity compensation plans as of December 31, 2012 is set forth in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	232,000	$12.68	4,400
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	232,000	$12.68	4,400

(1)	The Heritage 2006 Equity Incentive Plan previously approved by our shareholders, as amended and restated by our Board of Directors effective January 28, 2009, as subsequently amended in 2012 (“2006 Incentive Plan”), authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to not more than 250,000 shares of the Company’s common stock. The Company’s ability to issue new awards under its pre-existing 1987 Stock Option Plan and 1999 Stock Option Plan was terminated concurrently with approval of the 2006 Incentive Plan.

ITEM 6.	Selected Financial Data

The Company is a smaller reporting company and thus is not required to provide the information required by this Item 6.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of small to medium sized businesses in its primary service area, which includes Chesapeake, Norfolk and Virginia Beach, Virginia. The principal business of the Bank is to attract deposits and to lend or invest those deposits on profitable terms. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts and certificates of deposit.

The Company actively extends commercial credit and is involved in the construction and real estate lending market. Loans consist of varying terms and may be secured or unsecured. Loans to individuals are limited to owners or senior managers of existing or prospective business clients and are for personal, household and family purposes. Loans to businesses are made for purposes such as working capital, financing of facilities, and equipment purchases.

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

	For the Years Ended December 31,
	2012	2011	2010
Return on average assets (1)	0.74%	0.83%	0.74%
Return on average equity (2)	7.96%	8.46%	5.60%
Average equity to average assets (3)	11.76%	12.63%	13.29%
Dividend payout ratio (4)	62.50%	30.77%	36.92%

(1)	Net income after tax, before preferred stock dividends and accretion of discount, divided by average total assets.
(2)	Net income after tax, before preferred stock dividends and accretion of discount, divided by average common equity.
(3)	Average equity divided by average total assets.
(4)	Represents common dividends declared per share divided by basic net income per share.

Financial Condition of the Company

Total Assets. The Company’s total assets increased by $42.0 million, or 14.2%, from $294.6 million at December 31, 2011 to $336.6 million at December 31, 2012. The increase in assets resulted primarily from a $36.2 million increase in our aggregate cash, securities available for sale, interest-bearing deposits in other banks and federal funds sold, together with a $7.8 million increase in loans held for investment, net.

Investments. Securities available for sale decreased by $24.1 million, from $45.3 million at December 31, 2011 to $21.2 million at December 31, 2012. Overnight funds increased by $24.6 million and certificates of deposit, interest-bearing deposits in other banks (excluding overnight funds), and federal funds sold increased by a total of $35.3 million, with a resulting aggregate increase in such investment balances from $8.7 million at December 31, 2011 to $68.6 million at December 31, 2012.

Loans. Loans held for investment, net, were $221.0 million at December 31, 2012, an increase of $7.8 million from our loan balance of $213.2 million at December 31, 2011.

Asset Quality. Nonperforming assets were $699,000, or 0.21% of total assets, at December 31, 2012, compared to $1,719,000 in nonperforming assets, or 0.58% of total assets, at December 31, 2011. Accruing loans past due 90 days or more consisted of one residential 1-4 loan and other real estate owned consisted of a bank branch site that we no longer plan to utilize.

Deposits. Total deposits at December 31, 2012 were $295.2 million compared to $250.0 million at December 31, 2011, an increase of $45.2 million, or 18.1%. Core deposits, which are comprised of noninterest-bearing, money market, NOW and savings deposits, increased by $65.9 million, or 32.0%, from $205.6 million at December 31, 2011 to $271.5 million at December 31, 2012. Noninterest-bearing deposits increased by $18.7 million to $111.5 million at December 31, 2012 and, as a percentage of total deposits, noninterest-bearing deposits increased from 37.1% at December 31, 2011 to 37.8% at December 31, 2012.

Average total deposits increased by $28.1 million, or 11.5%, from $244.3 million for the twelve-month period ended December 31, 2011 to $272.4 million for the twelve-month period ended December 31, 2012. Average core deposits increased by $46.1 million, or 23.6%, over the comparable twelve-month periods. Average noninterest-bearing deposits increased by $11.8 million, from $88.4 million in the twelve-month period ending December 31, 2011 to $100.2 million in the twelve-month period ending December 31, 2012. As a percentage of average total deposits, average noninterest-bearing deposits increased slightly from 36.2% at December 31, 2011 to 36.8% at December 31, 2012.

Borrowed Funds. Borrowed funds decreased by $3.2 million, from $6.3 million at December 31, 2011 to $3.1 million at December 31, 2012.

Capital. Stockholders’ equity increased by $237,000, from $36,437,000 at December 31, 2011 to $36,674,000 at December 31, 2012, primarily due to an increase in earnings, partially offset by a $333,000 decrease in accumulated other comprehensive income related to the reduction of our securities available for sale portfolio and an $819,000 special dividend declared in the fourth quarter of 2012.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, primarily from loan and investment securities portfolios, and interest expense, primarily on customer deposits and other Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For purposes of determining such changes in net interest income, (a) volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, (b) spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and (c) margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the years ended December 31, 2012 and 2011, our average interest-earning assets were $291.3 million and $269.1 million, respectively. During these same years, our net interest margins, on a tax-equivalent basis, were 3.58% and 4.12%, respectively.

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

	YEAR ENDED			YEAR ENDED			YEAR ENDED
	DECEMBER 31, 2012			DECEMBER 31, 2011			DECEMBER 31, 2010
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(dollars in thousands)
Interest-earning assets (2)
Loans (2) (3)	$214,956	$10,388	4.82%	$214,962	$11,423	5.31%	$193,394	$10,218	5.28%
Investment securities taxable	35,682	824	2.31%	26,561	799	3.01%	41,996	1,404	3.34%
FHLB and Federal Reserve Stock	1,238	48	3.86%	1,972	48	2.44%	2,232	40	1.79%
Federal funds sold	73	—	0.02%	136	—	0.08%	651	1	0.12%
Other interest income	39,358	183	0.46%	25,489	93	0.36%	24,365	132	0.54%

Total interest-earning assets	291,307	11,443	3.92%	269,120	12,363	4.59%	262,638	11,795	4.49%

Noninterest-earning assets
Other real estate owned	1,472			522			102
Other assets	22,326			17,263			17,656

Total assets	$315,105			$286,905			$280,396

Interest-bearing liabilities
Money market, NOW accounts	$137,501	$693	0.50%	$103,907	$579	0.56%	$98,962	$586	0.59%
Savings deposits	4,230	6	0.15%	3,488	6	0.18%	2,957	6	0.20%
Certificates of deposit	30,515	244	0.80%	48,517	634	1.31%	49,072	806	1.64%

Total interest-bearing deposits	172,246	943	0.55%	155,912	1,219	0.78%	150,991	1,398	0.93%

Other borrowings	3,449	29	0.82%	4,304	44	1.02%	10,982	144	1.30%

Total interest-bearing liabilities	175,695	972	0.56%	160,216	1,263	0.79%	161,973	1,542	0.96%

Noninterest-bearing liabilities
Demand deposits	100,148			88,371			79,237
Other liabilities	2,217			2,092			1,930

Total liabilities	278,060			250,679			243,140

Stockholders’ equity	37,045			36,226			37,256

Total liabilities and Stockholders’ equity	$315,105			$286,905			$280,396

Net interest income and interest spread		$10,471	3.36%		$11,100	3.80%		$10,253	3.53%

Net interest margin			3.58%			4.12%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	165.80%			167.97%			162.15%

(1)	The calculations are based on daily average balances.
(2)	Yields are stated on a taxable-equivalent basis assuming tax rates in effect for the periods presented.
(3)	For the purposes of these computations, nonaccrual loans are included in average loan balances.

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

	YEAR ENDED			YEAR ENDED
	December 31, 2012 vs. 2011			December 31, 2011 vs. 2010
	Increase(Decrease) Due to			Increase(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income
Loans	$—	$(1,035)	$(1,035)	$1,146	$59	$1,205
Investment securities taxable	237	(212)	25	(477)	(128)	(605)
FHLB & FRB stock	(22)	22	—	(5)	13	8
Federal funds sold	—	—	—	(1)	—	(1)
Other interest income	59	31	90	6	(45)	(39)

Total interest income	274	(1,194)	(920)	669	(101)	568

Interest expense
Deposits
Money Market/NOW accounts	179	(65)	114	26	(33)	(7)
Savings deposits	1	(1)	—	1	(1)	—
Certificates of deposit	(190)	(200)	(390)	(9)	(163)	(172)
Borrowings	(7)	(8)	(15)	(74)	(26)	(100)

Total interest expense	(17)	(274)	(291)	(56)	(223)	(279)

Net interest income
Increase(decrease)	$291	$(920)	$(629)	$725	$122	$847

Comparison of Operating Results for the Twelve Months Ended December 31, 2012 and 2011

Overview. The Company’s pretax income was $3,249,000 for the year ended December 31, 2012, compared to pretax income of $3,502,000 for the year ended December 31, 2011, a decrease of $253,000. This decrease resulted primarily from a $694,000 decrease in net interest income partially offset by a $317,000 increase in noninterest income and a $174,000 decrease in noninterest expense between the two years. The Company’s effective tax rate for 2012 was 28.3% compared to an effective tax rate of 32.4% for 2011.

Net Interest Income. The Company’s net interest income before provision for loan losses decreased by $694,000, comparing the years 2012 and 2011. Our average loan portfolio remained unchanged at $215.0 million for the respective twelve-month periods ending December 31, 2012 and 2011. Our average investment in overnight funds increased by $13.7 million and our average investment in securities available for sale and other interest-earning assets (excluding loans and overnight funds) increased by $8.5 million, for a net increase in average interest-earning assets of $22.2 million comparing the two twelve-month periods. Average interest-bearing liabilities increased by $15.5 million from $160.2 million in 2011 to $175.7 million in 2012, resulting primarily from a $16.3 million increase in average interest-bearing deposits. The average yield on our interest-earning assets was adversely impacted by lower yields on loans and an increase in the average balance of investment securities and other interest-earning assets, which was only partially offset by a decrease in the average cost of interest-bearing liabilities. As a result, our interest rate spread decreased by 44 basis points from 3.80% in 2011 to 3.36% in 2012, and our net interest margin decreased by 54 basis points from 4.12% in 2011 to 3.58% in 2012.

Provision for Loan Losses. Provision for loan losses was $35,000 for 2012 compared to a $15,000 reduction in provision for loan losses for 2011.

Noninterest Income. Total noninterest income increased by $317,000, from $868,000 in 2011 to $1,185,000 in 2012. The primary factors contributing to this increase were a $197,000 increase in gains on the sale of investment securities and a $184,000 increase in income from bank-owned life insurance in 2012.

Noninterest Expense. Total noninterest expense decreased by $174,000, from $8,324,000 in 2011 to $8,150,000 in 2012, primarily attributable to decreased compensation expense of $232,000.

Income Taxes. The Company’s income tax expense for 2012 was $921,000, reflecting an effective tax rate of 28.3%, compared to income tax expense of $1,134,000 and an effective tax rate of 32.4% for 2011. This reduction in effective tax rate was primarily attributable to an increase in tax-exempt interest income and other non-taxable income.

Net Income Available to Common Stockholders. After the impact of dividends on our preferred stock, net income available to common shareholders was $2,191,000 for 2012, or earnings per diluted common share of $0.94, compared to net income available to common stockholders of $1,787,000 for 2011, or earnings per diluted common share of $0.77, an increase of $404,000, or $0.17 per diluted common share. This increase in earnings available to common stockholders is primarily attributable to qualified loan growth which resulted in a 1.75% average dividend rate on our SBLF preferred stock in 2012, compared to accelerated accretion of the discount on outstanding TARP preferred stock and the associated average dividend rate of 7.07% in 2011.

The following tables set forth, for the periods indicated, components of noninterest income and noninterest expense:

	Years Ended December 31,
	2012	2011
	(in thousands)
Noninterest income
Service charges on deposit accounts	$252	$334
Gain on sale of investment securities	284	87
Income from bank-owned life insurance	203	19
Late charges and other fees on loans	98	129
Other	348	299

Total noninterest income	$1,185	$868

	Years Ended December 31,
	2012	2011
	(in thousands)
Noninterest expense
Compensation	$4,151	$4,383
Data processing	630	580
Occupancy	887	838
Furniture and equipment	579	583
Taxes and licenses	318	338
Professional fees	332	366
FDIC assessment	155	170
Loss on sale or impairment of other real estate owned	70	54
Other miscellaneous	1,028	1,012

Total noninterest expense	$8,150	$8,324

Lending Activities

Loans held for investment, net of allowance for loan losses and unearned fees and costs, at December 31, 2012 were $221.0 million compared with $213.2 million at December 31, 2011, an increase of $7.8 million. As a percentage of average earning assets, average loans were 73.8% for the year ended 2012 and 79.9% for the year ended 2011.

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

We structure some of our commercial real estate loans as mini-permanent loans. The amortization period, term and interest rates for these loans vary based on borrower preferences and our assessment of the loan and the degree of risk involved. If the borrower prefers a fixed rate of interest, we usually offer a loan with a fixed rate of interest for a term of three to five years with an amortization period of up to 25 years and the remaining balance of the loan due and payable in a single balloon payment at the end of the initial term. If the borrower prefers a variable or floating rate of interest, we usually offer a loan with a variable interest rate tied to a readily recognizable index, such as the Wall Street Journal’s prime rate, for a term of three to five years with an amortization period of up to 25 years and the remaining balance of the loan due and payable in a single balloon payment at the end of the initial term.

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

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for our typical construction loan ranges from nine months to 18 months for the construction of an individual residence and from 12 months to a maximum of two years for larger residential or commercial projects. We typically do not amortize construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. Our construction loans generally have a floating or variable rate of interest but occasionally have a fixed interest rate. We generally do not finance the construction of commercial real estate projects built on a purely speculative basis. For residential builder loans, we limit the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Generally, the maximum loan-to-value ratio for one-to-four family residential construction loans is 80% of the property’s fair market value. The fair market value of a project is determined on the basis of an appraisal of the project usually conducted by an independent, outside appraiser acceptable to us or on the basis of an internal evaluation when permitted under our policies and applicable regulatory guidelines. For larger projects, where unit absorption or leasing is a concern, we may also obtain a feasibility study or other acceptable information from the borrower or other sources about the likely disposition of the property following the completion of construction.

Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk than residential mortgage loans. We attempt to minimize such risks by (1) making construction loans in accordance with the Bank’s underwriting standards to established customers of the Bank or experienced real estate developers in our primary market area and (2) monitoring the quality, progress and cost of construction. We have established a maximum loan-to-value ratio of 80% of the appraised value for non-residential construction projects and multi-unit residential construction projects; however, this maximum can be waived for particularly strong borrowers on an exception basis.

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

Home Equity and Consumer Lending and Residential Mortgage Lending. The Bank offers consumer loans only to the owners or senior managers of existing or prospective business clients, which includes the business owners and their immediate family members (spouse, children, and grandchildren). The following products are available: secured and unsecured lines of credit and time notes with a minimum of $10,000, home equity lines and loans with a minimum of $25,000, and fixed or adjustable rate mortgages with a minimum of $50,000.

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

The following table sets forth, at the dates indicated, our loan portfolio composition by type of loan:

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)

Commercial	$39,904	$39,212	$37,354	$32,050	$33,011
Real estate-commercial	131,078	110,349	101,080	68,505	57,511
Real estate-construction and land	4,832	14,075	18,389	18,308	27,899
Real estate-residential 1-4	45,418	49,894	55,694	59,069	55,368
Consumer	1,805	1,744	3,915	5,385	4,425

Total gross loans	223,037	215,274	216,432	183,317	178,214
Allowance for loan losses	(2,075)	(2,091)	(2,090)	(1,773)	(1,652)

Loans, net	$220,962	$213,183	$214,342	$181,544	$176,562

(1)	Unearned loan costs(fees) have been allocated to the appropriate loan types for years ending 2008 through 2012.

The following tables present, at December 31, 2012, (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans maturing after one year by fixed and variable rates:

	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years	Total	Percentage of Total Loan Portfolio
	(in thousands except percentages data)
Commercial	$18,457	$10,773	$10,674	$39,904	17.9%
Real estate-commercial	6,458	9,344	115,276	131,078	58.8%
Real estate-construction and land	22	3,691	1,119	4,832	2.2%
Real estate-residential 1-4	1,625	3,351	40,442	45,418	20.3%
Consumer	1,004	561	240	1,805	0.8%

Total	$27,566	$27,720	$167,751	$223,037	100.0%

Total
(in thousands)
Fixed rate loans	$56,441
Variable rate loans (includes loans subject to call)	139,030

Total	$195,471

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

Our allowance for loan losses was $2,075,000, or 0.93% of total loans held for investment, net of unearned fees and costs, at December 31, 2012. This compares to an allowance of $2,091,000, or 0.97% of such loans, at year-end 2011. These allowance figures are reflected in the table below.

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

The following table sets forth, for the periods indicated, a summary of activity in our allowance for loan losses:

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands except percentage data)
Balance at beginning of year	$2,091	$2,090	$1,773	$1,652	$1,400

Charge-offs:
Commercial	(7)	(1)	(13)	(8)	(131)
Real estate-commercial	—	(1)	—	—	—
Real estate-construction and land	—	(29)	—	(27)	(194)
Real estate-residential 1-4	(63)	—	(135)	(60)	(37)
Consumer	(1)	(3)	(14)	(1)	(36)

Total charge-offs	(71)	(34)	(162)	(96)	(398)

Recoveries
Commercial	—	2	14	47	187
Real estate-commercial	—	—	—	—	—
Real estate-construction and land	20	—	—	—	—
Real estate-residential 1-4	—	48	83	—	—
Consumer	—	—	14	1	10

Total recoveries	20	50	111	48	197

Net recoveries(charge-offs)	(51)	16	(51)	(48)	(201)

Provision for(recovery of) loan losses	35	(15)	368	169	453

Balance at end of period:	$2,075	$2,091	$2,090	$1,773	$1,652

Ratio of net recoveries(charge-offs) to average loans outstanding	(0.02)%	0.01%	(0.03)%	(0.03)%	(0.12)%

Ratio of allowance for loan losses to outstanding loans held for investment, net of unearned fees and costs at end of year	0.93%	0.97%	0.97%	0.97%	0.93%

Breakdown of Allowance for Loan Losses by Category

The following table presents an allocation of our allowance for loan losses and the percentage of loans in each category to the total amount of loans at December 31, 2012, 2011, 2010, 2009 and 2008. The allocation presented for each year reflects an allocation methodology that we adopted in 2005 for the year ended December 31, 2004 and that we have continued to utilize in all subsequent years.

	At December 31,
	2012		2011		2010		2009		2008
	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)	Amount (2)	Percent of Total Loans (1)
	(dollars in thousands)
Loan Type Allocation
Commercial	$339	17.9%	$343	18.2%	$327	17.3%	$279	17.5%	$296	18.5%
Real estate-commercial	1,110	58.8%	966	51.3%	885	46.7%	599	37.5%	500	32.4%
Real estate-construction and land	39	2.2%	123	6.5%	162	8.5%	161	10.0%	244	15.7%
Real estate-residential 1-4	404	20.3%	455	23.2%	508	25.7%	533	32.1%	491	30.9%
Consumer	15	0.8%	15	0.8%	34	1.8%	47	2.9%	38	2.5%

	1,907	100.0%	1,902	100.0%	1,916	100.0%	1,619	100.0%	1,569	100.0%

Specific problem loans	—		—		—		—		—
Unallocated	168		189		174		154		83

Total Allowance	$2,075		$2,091		$2,090		$1,773		$1,652

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.
(2)	As a result of loan reclassification, allocations between loan categories may have changed to maintain comparability between years.

Nonperforming Assets

Our nonperforming assets include nonperforming loans (nonaccrual and restructured loans) and other real estate owned (“REO”). We generally do not accrue interest on commercial, real estate commercial and real estate construction and land loans that are 90 days or more past due and reverse all previously accrued, but uncollected, interest on loans that are placed in nonaccrual status (with the exception of credit card loans on which the Company does not accrue interest over 120 days).

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

The following table sets forth, for the dates indicated, information with respect to our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans and restructured loans) and total nonperforming assets:

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual loans (1)
Commercial	$—	$—	$—	$1	$7
Real estate-commercial	—	—	—	—	—
Real estate-construction and land	—	—	—	—	—
Real estate-residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	24

Total nonaccrual loans	—	—	—	1	31

Accruing loans past due 90 days or more
Commercial	—	—	—	—	8
Real estate-commercial	—	—	—	—	—
Real estate-construction and land	—	—	—	—	—
Real estate-residential 1-4	489	—	—	—	—
Consumer	—	—	—	—	2

Total accruing loans past due 90 days or more	489	—	—	—	10

Total nonperforming loans	489	—	—	1	41

Real estate owned, net	210	1,719	263	313	178

Total nonperforming assets	$699	$1,719	$263	$314	$219

Total nonperforming assets to total assets	0.21%	0.58%	0.10%	0.11%	0.08%

(1)	There were no restructured loans at December 31, 2008. Restructured loans of $1,469,771 at December 31, 2009 were not included as nonaccrual loans because at December 31, 2009 we expected that the applicable borrowers would satisfy in full all of their payment obligations, both interest payments and repayment of principal, in accordance with the modified terms of their respective loans. There were no nonaccrual restructured loans at December 31, 2010, 2011, or 2012.

As of the end of the period ended December 31, 2012, there are no loans in respect of which any known information about possible credit problems of borrowers cause our management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Any such doubts or concerns that develop subsequent to that date, if any, may later result in loans being classified as nonaccrual, accruing but past due 90 days or more, or troubled debt restructurings.

Loans Held for Sale

There were no loans held for sale at December 31, 2012 or 2011.

Investment Securities

Our investment portfolio is a source of liquidity and is our second largest category of earning assets. At December 31, 2012, our investment portfolio included U.S. Treasury notes and securities issued by U.S. government sponsored enterprises. In addition to the investment securities, we also invest in federal funds sold as well as certificates of deposits and other short term interest-bearing deposits in other banks. Securities available for sale were $21.2 million at December 31, 2012, compared with $45.3 million at December 31, 2011. There were no securities held to maturity at December 31, 2012 or 2011.

The following table summarizes the amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale and securities held to maturity, in each case as applicable, for the years ended December 31, 2012, 2011 and 2010:

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury notes	$2,002	$23	$—	$2,025
U.S. government sponsored enterprises	18,996	141	—	19,137

Total securities available for sale	$20,998	$164	$—	$21,162

Total securities (1)	$20,998	$164	$—	$21,162

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury Notes	$2,004	$39	$—	$2,043
U.S. government sponsored enterprises	34,000	188	—	34,188
Mortgage-backed securities	8,637	442	—	9,079

Total securities available for sale	$44,641	$669	$—	$45,310

Total securities (1)	$44,641	$669	$—	$45,310

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
Mortgage-backed securities	$16,744	$624	$—	$17,368

Total securities available for sale	$16,744	$624	$—	$17,368

Total securities (1)	$16,744	$624	$—	$17,368

(1)	The Company held no securities classified as held to maturity at December 31, 2012, 2011, or 2010.

The following table presents the contractual maturity distribution and estimated weighted average yields, based on amortized cost, of our investment securities portfolio at December 31, 2012. Actual maturities will differ from contractual maturities because mortgage-backed securities will amortize and may be prepaid prior to their contractual maturity.

	1 Year or Less		After 1 Year but through 5 Years		After 5 Years but through 10 Years		After 10 Years		Total
	(dollars in thousands)
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury Notes	$—	—%	$2,002	1.17%	$—	—%	$—	—%	$2,002	1.17%
U.S. Government		—						—
sponsored enterprises	—	—%	—	—%	18,996	2.00%	—	—%	18,996	2.00%

Total	$—	—%	$2,002	1.17%	$18,996	2.00%	$—	—%	$20,998	1.92%

At December 31, 2012, U.S. Government sponsored enterprise (Federal Farm Credit Bureau) securities exceeded 10% of the Company’s stockholders’ equity.

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

Our deposit base includes large denomination certificates of deposit of $100,000 or more. These large denomination CDs represented approximately 0.03% and 0.2% of total deposits at December 31, 2012 and 2011, respectively.

The following table sets forth, for the periods indicated, the average balance outstanding and average interest rates for each major category of deposits:

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)

Interest-bearing NOW, money market and savings	$141,731	0.49%	$107,395	0.54%	$101,919	0.58%
Time deposits	30,515	0.80%	48,517	1.31%	49,072	1.64%

Total interest-bearing deposits	172,246	0.55%	155,912	0.78%	150,991	0.93%
Demand and other noninterest-bearing deposits	100,148	—	88,371	—	79,237	—

Total average deposits	$272,394	0.35%	$244,283	0.50%	$230,228	0.61%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2012:

Remaining Maturity	Total
(in thousands)

Less than three months	$—
Over three months through six months	100
Over six months through twelve months	—
Over twelve months	—

Total	$100

Borrowings

As additional sources of funding, the Company utilizes unsecured credit lines from correspondent banks, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under a secured line of credit, and securities sold under agreements to repurchase which are secured transactions with customers and generally mature the day following the day sold. At December 31, 2012, borrowings included no Federal Home Loan Bank short-term advances and $2.6 million in securities sold under agreements to repurchase. Other borrowings of $465,000 at December 31, 2012 consisted of participated loans sold by the Bank with disproportionate cash flows to the buyer. Generally accepted accounting principles consider these loans to be incomplete transfers because risk is not proportionate and require that this type of participation be classified as a borrowing. Because of this treatment, the entire loan balance is reported in loans held for investment and not reduced for the participation.

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

Liquid assets, which include cash and due from banks, certificates of deposit in other banks, federal funds sold and nonpledged securities available for sale, totaled $92.9 million at December 31, 2012. In addition, our funding sources at December 31, 2012 consisted of established borrowing capacity with the FHLB, subject to qualifying collateral availability, equal to 25.0% of the Bank’s total assets, or $83.7 million, and established federal funds lines with correspondent banks. At December 31, 2012, there was no outstanding balance with the FHLB.

Certificates of deposit that are scheduled to mature within one year totaled $21.5 million at December 31, 2012. These deposits are generally considered to be rate sensitive. While our liquidity could be impacted by a decrease in the renewals of deposits or general deposit runoff, we believe we have the ability to raise additional deposits by conducting deposit promotions. In the event we require funds beyond our ability to generate them internally, we could borrow from established lines or obtain funds through the sale of investment securities from our available for sale portfolio; however, we have not in the past and currently do not expect to solicit or accept brokered deposits. Management believes our liquidity sources are sufficient to satisfy our current operational requirements and obligations. We maintain a high level of liquidity due to a concentration in some customer deposits, which can fluctuate significantly as depositor needs change.

Capital Resources

The Company’s capital is reflected in its stockholders’ equity, which was $36.7 million, or 10.9% of assets, at December 31, 2012, compared to $36.4 million, or 12.4% of assets, at December 31, 2011. The $237,000 increase in stockholders’ equity was primarily due to earnings, partially offset by a $333,000 decrease in accumulated other comprehensive income related to the reduction of our securities available for sale portfolio and an $819,000, or $0.36 per common share, special dividend declared and paid in the fourth quarter of 2012. The Company paid aggregate dividends of $0.60 and $0.24 per common share in 2012 and 2011, respectively. The dividend payout ratio on our common shares was 62.50% in 2012, compared to 30.77% in 2011.

The Company’s capital continues to exceed regulatory requirements for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to tangible assets (leverage ratio). Our total capital ratio was

15.54% at December 31, 2012, compared to 15.98% at December 31, 2011; our Tier 1 capital ratio was 14.71% at December 31, 2012, compared to 15.10% at December 31, 2011; and our leverage ratio was 10.91% at December 31, 2012, compared to 11.77% at December 31, 2011. These ratios all exceed the mandated minimum regulatory capital requirements.

The following table presents information on the capital amounts and ratios for the Company and the Bank as of December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$38,640	15.54%	$19,892	8.00%	N/A	N/A
Bank	$36,478	14.70%	$19,852	8.00%	$24,815	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$36,566	14.71%	$9,946	4.00%	N/A	N/A
Bank	$34,403	13.86%	$9,926	4.00%	$14,889	6.00%
Tier 1 Capital (to Average Assets)
Consolidated Company	$36,566	10.91%	$13,400	4.00%	N/A	N/A
Bank	$34,403	10.33%	$13,323	4.00%	$16,653	5.00%

At December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$38,086	15.98%	$19,072	8.00%	N/A	N/A
Bank	$36,386	15.27%	$19,060	8.00%	$23,825	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,996	15.10%	$9,536	4.00%	N/A	N/A
Bank	$34,295	14.39%	$9,530	4.00%	$14,295	6.00%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,996	11.77%	$12,236	4.00%	N/A	N/A
Bank	$34,295	11.24%	$12,208	4.00%	$15,260	5.00%

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

Contractual Obligations and Commitments

In the normal course of business we have various outstanding contractual obligations that will require future cash outflows. In addition, we have commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table presents information regarding our outstanding contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	On Demand Or Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)

Securities sold under agreements to repurchase	$2,605	$2,605	$—	$—	$—
Other borrowings	465	330	135	—	—
Operating lease obligations	1,454	336	692	426	—
Deposits	295,146	292,939	1,635	572	—
Deferred compensation	1,003	55	100	170	678
Purchase obligations	4,842	1,003	1,482	1,157	1,200

Total contractual cash obligations	$305,515	$297,268	$4,044	$2,325	$1,878

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

The following table reflects our other commitments outstanding as of December 31, 2012 (in thousands):

Commitments to extend credit	$36,259
Standby letters of credit	228

Total Commitments	$36,487

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

The following table illustrates the expected effect on net interest income for the twenty-four months following the end of 2012 due to immediate and parallel changes in interest rates. The tabular results below do not reflect any action management may take to make balance sheet adjustments in response to rising interest rates. Estimated changes in net interest income are dependent on assumptions including, but not limited to, those discussed above.

Effect on Bank Net Interest Income from Base Scenario

	For the Twenty-Four Months Following December 31, 2012
	Change in Net Interest Income
	(dollars in thousands)
Change in Interest Rates	Amount		%

+200 basis points	$(1,950.0)		(10.59)%
+100 basis points	(904.5)		(4.91)%
-100 basis points	NM	(1)	NM	(1)
-200 basis points	NM	(1)	NM	(1)

(1)	NM – Due to historically low interest rates, management believes that parallel interest rate changes on interest-bearing assets and interest-bearing liabilities in these scenarios are not meaningful.

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

Additional information related to our off-balance-sheet risk exposure is detailed in Note 14 to the accompanying consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Bankshares, Inc.

Norfolk, Virginia

We have audited the consolidated balance sheets of Heritage Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis LLC

Richmond, Virginia
March 29, 2013

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements

HERITAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2012	2011
	(in thousands except share data)
ASSETS

Cash and due from banks	$5,746	$5,335
Interest-bearing deposits in other banks	32,717	8,646
Federal funds sold	25	33

Total cash and cash equivalents	38,488	14,014
Certificates of deposit in other banks	35,892	—
Securities available for sale, at fair value	21,162	45,310
Loans, held for investment, net of allowance for loan losses of $2,075 and $2,091, respectively	220,962	213,183
Accrued interest receivable	624	694
Stock in Federal Reserve Bank, at cost	594	591
Stock in Federal Home Loan Bank of Atlanta, at cost	440	834
Premises and equipment, net	10,602	11,029
Other real estate owned	210	1,719
Bank-owned life insurance	5,690	5,616
Other assets	1,954	1,676

Total assets	$336,618	$294,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$111,518	$92,839
Interest-bearing	183,628	157,139

Total deposits	295,146	249,978

Federal Home Loan Bank Advances	—	4,000
Securities sold under agreements to repurchase	2,605	1,502
Other borrowings	465	782
Accrued interest payable	33	83
Other liabilities	1,695	1,884

Total liabilities	299,944	258,229

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, no par value - 1,000,000 shares authorized: Senior non-cumulative perpetual preferred stock, Series C, 7,800 shares issued and outstanding at both December 31, 2012 and 2011	7,800	7,800
Common stock, $5 par value - 6,000,000 shares authorized; 2,275,891 shares and 2,304,965 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	11,380	11,525
Additional paid-in capital	6,761	6,704
Retained earnings	10,625	9,967
Accumulated other comprehensive income, net	108	441

Total stockholders’ equity	36,674	36,437

Total liabilities and stockholders’ equity	$336,618	$294,666

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,
	2012	2011
	(in thousands except share and per share data)

Interest income
Interest income and fees on loans	$10,166	$11,267
Interest on taxable investment securities	824	798
Other interest and dividend income	231	141

Total interest income	11,221	12,206

Interest expense
Deposits	943	1,219
Borrowings	29	44

Total interest expense	972	1,263

Net interest income	10,249	10,943
Provision for(recovery of) loan losses	35	(15)

Net interest income after provision for(recovery of) loan losses	10,214	10,958

Noninterest income
Service charges on deposit accounts	252	334
Late charges and other fees on loans	98	129
Gain on sale of investment securities	284	87
Income from bank-owned life insurance	203	19
Other	348	299

Total noninterest income	1,185	868

Noninterest expense
Compensation	4,151	4,383
Data processing	630	580
Occupancy	887	838
Furniture and equipment	579	583
Taxes and licenses	318	338
Professional fees	332	366
FDIC assessment	155	170
Loss on sale or impairment of other real estate owned	70	54
Other	1,028	1,012

Total noninterest expense	8,150	8,324

Income before provision for income taxes	3,249	3,502

Provision for income taxes	921	1,134

Net income	$2,328	$2,368
Preferred stock dividend and accretion of discount	(137)	(581)

Net income available to common stockholders	$2,191	$1,787

Earnings per common share
Basic	$0.96	$0.78

Diluted	$0.94	$0.77

Dividends per share	$0.60	$0.24

Weighted average shares outstanding - basic	2,290,533	2,305,267
Effect of dilutive equity awards	50,201	10,606

Weighted average shares outstanding - diluted	2,340,734	2,315,873

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,
	2012	2011
	(in thousands)

Net income	$2,328	$2,368

Other comprehensive income(loss):
Change in unrealized holding gains on securities available for sale	(221)	132
Change in tax effect on unrealized gains	75	(45)
Realized gains on sales of available for sale securities	(284)	(87)
Tax effect on realized gains	97	29

Total other comprehensive income(loss)	(333)	29

Total comprehensive income	$1,995	$2,397

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012 and 2011

	Preferred Shares		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
	(in thousands except share data)

Balance, December 31, 2010	10,406	$10,171	2,307,502	$11,538	$6,658	$8,801	$412	$37,580

Total comprehensive income	—	—	—	—	—	2,368	29	2,397

Exercise of stock options and related tax benefits of $3	—	—	2,000	10	8	—	—	18
Repurchase of common shares	—	—	(4,537)	(23)	(33)	—	—	(56)
Equity-based compensation expense	—	—	—	—	83	—	—	83
Issuance of Series C preferred stock	7,800	7,800	—	—	—	—	—	7,800
Costs related to issuance of perpetual preferred stock	—	—	—	—	(12)	—	—	(12)

Redemption of Series A preferred stock	(10,103)	(10,103)	—	—	—	—	—	(10,103)
Redemption of Series B preferred stock	(303)	(303)	—	—	—	—	—	(303)
Net accretion from issuance of preferred stock warrants	—	235	—	—	—	(235)	—	—
Cash dividends on preferred stock	—	—	—	—	—	(414)	—	(414)
Cash dividends on common stock ($0.24 per share)	—	—	—	—	—	(553)	—	(553)

Balance, December 31, 2011	7,800	$7,800	2,304,965	$11,525	$6,704	$9,967	$441	$36,437

Total comprehensive income	—	—	—	—	—	2,328	(333)	1,995

Exercise of stock options and related tax benefits of $1	—	—	1,000	5	4	—	—	9
Repurchase of common shares	—	—	(30,074)	(150)	(54)	(164)	—	(368)
Equity-based compensation expense	—	—	—	—	107	—	—	107
Cash dividends on preferred stock	—	—	—	—	—	(137)	—	(137)
Cash dividends on common stock ($0.60 per share)	—	—	—	—	—	(1,369)	—	(1,369)

Balance, December 31, 2012	7,800	$7,800	2,275,891	$11,380	$6,761	$10,625	$108	$36,674

See accompanying notes to consolidated financial statements.

HERITAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$2,328	$2,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for(recovery of) loan loss	35	(15)
Amortization of loan yield adjustments, net	298	326
Depreciation, amortization and accretion, net	603	607
Stock based compensation	107	83
Deferred compensation	77	82
Exercise of stock options tax benefit	1	3
Net (gains)losses on:
Sale of securities	(284)	(87)
Sale, disposal, or impairment of premises and equipment	—	(1)
Sale of other long lived assets	(30)	—
Sale or impairment of other real estate owned	70	(3)
Net income on bank owned life insurance	(203)	(19)
Changes in assets/liabilities, net:
Increase in interest receivable and other assets	(47)	(19)
Decrease in interest payable and other liabilities	(291)	(45)

Net cash provided by operating activities	2,664	3,280

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities available for sale	28,200	8,061
Purchases of securities available for sale	(18,996)	(41,921)
Proceeds from sales of securities available for sale	14,696	6,005
Proceeds from sale of other real estate owned	1,535	28
Net decrease(increase) in certificates of deposit in other banks	(35,892)	2,260
Net increase in loans held for investment	(8,208)	(632)
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(59)	(4)
Redemption of FHLB stock and Federal Reserve Bank stock	450	939
Purchases of premises and equipment	(173)	(440)
Proceeds from sale of premises and equipment	—	2
Proceeds from sale of other long lived assets	40	—
Purchases of and premiums paid for bank-owned life insurance	(12)	(5,013)
Proceeds from bank-owned life insurance	141	—

Net cash used for investing activities	(18,278)	(30,715)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	15
Net increase in deposits	45,168	25,875
Net (decrease)increase in Federal Home Loan Bank advances	(4,000)	4,000
Net (decrease)increase in securities sold under agreements to repurchase	1,103	(875)
Net decrease in other borrowings	(317)	(305)
Proceeds from issuance of preferred stock	—	7,788
Redemption of preferred stock	—	(10,406)
Retirement of common stock	(368)	(56)
Cash dividends paid	(1,506)	(967)

Net cash provided by financing activities	40,088	25,069

Increase(decrease) in cash and cash equivalents	24,474	(2,366)
Cash and cash equivalents, beginning of period	14,014	16,380

Cash and cash equivalents, end of period	$38,488	$14,014

Supplemental disclosure:
Interest paid	$1,022	$1,281
Income taxes paid	$1,099	$1,329
Noncash financing activities:
Transfer of loans to other real estate owned	$96	$1,481

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

Nature of Operations

Heritage Bankshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia in 1983, and at December 31, 2012 the Company serves as the holding company for its wholly-owned subsidiary, Heritage Bank.

Heritage Bank (the “Bank”) is a wholly-owned subsidiary of the Company and is a state banking corporation engaged in the general commercial and retail banking business. The Bank is a full-service bank conducting a general commercial and consumer banking business with its customers located throughout the Hampton Roads area of Virginia. The Bank has one wholly-owned subsidiary, Sentinel Financial Group, Inc. (“Sentinel Financial”). At December 31, 2012, Sentinel Financial owned an interest in Bankers Insurance, LLC, providers of various insurance and products. The financial activities pertaining to these interests are recorded on the cost method of accounting for investments. In addition, at December 31, 2012, Sentinel Financial owned other real estate owned. This real estate is recorded at fair value.

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

Significant Group Concentrations of Credit Risk

The Company invests in a variety of securities, principally obligations of the United States, U.S. government sponsored enterprises, mortgage-backed securities and obligations of states and political subdivisions. Note 3 presents the Company’s investment activities. Substantially all of the Company’s lending activities are with customers located in southeastern Virginia. Note 4 presents the Company’s lending activities. The Company does not have any significant concentrations of loans in any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and overnight investments with Federal Home Loan Bank.

Certificates of Deposit in Other Banks

The Company occasionally invests in certificates of deposit at other financial institutions with original maturity dates up to ten years.

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

As a member of the Federal Home Loan Bank of Atlanta, the Company is required to hold shares of capital stock in the FHLB in an amount equal to 0.15% of total assets plus 4.50% of borrowings from the FHLB. The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. Additional stock at FHLB must be purchased as a percentage of borrowings and is generally pledged against these borrowings. No ready market exists for the FHLB stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

Income Taxes

The Company files a consolidated tax return. Provisions for income taxes reflect tax expense incurred as a consolidated group. Tax expense is allocated among the members of the consolidated group in accordance with an intercompany agreement for tax expense. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, premises and equipment and deferred compensation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. Through December 31, 2012, no valuation allowance has been provided against the Company’s deferred tax asset.

The Company analyzes tax positions taken or expected to be taken on its tax returns to determine if it has any liability related to uncertain tax positions in accordance with guidance on income taxes. Liabilities, if any, resulting from this evaluation are recorded in the current period.

Deferred Compensation Plans

The Company maintains deferred compensation agreements with certain current and former directors and the beneficiary of its former chief executive officer, as well as a Supplemental Executive Retirement Plan with its current Chief Executive Officer. The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefits. At December 31, 2012, the discount rate the Company utilized to determine the deferred compensation liability under such plans was determined by computing the average of the last three year-end periods’ AA corporate bond yield, whose approximate maturity corresponded to the approximate time remaining to pay out the expected benefits for each participant.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former employees and directors. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Stock Compensation Plans

At December 31, 2012, the Company has one stock-based compensation plan, the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009, and as subsequently amended in 2012 (the “2006 Incentive Plan”). The Company has adopted accounting guidance related to share-based payments, which requires that the fair value of equity instruments, such as stock options, be recognized as an expense in the issuing entity’s financial statements as services are performed.

On January 25, 2012, the Company’s Board of Directors granted, effective February 1, 2012, 43,600 shares of restricted stock to certain executives under the 2006 Equity Incentive Plan. The shares vest at a rate of 20% over a five year period beginning on February 1, 2013 and on each February 1 thereafter. Upon the death, retirement or permanent disability of the executive or a change of control of the Company, any remaining unvested shares will vest immediately.

As defined in the 2006 Incentive Plan, as amended, fair value of the shares is measured by the price of the last sale of a share of the Company’s common stock on the OTC Markets Group occurring prior to the grant of the applicable award or, if inapplicable, the fair market value as determined in good faith by the Board. In addition, to the extent the share-recipients are not entitled to dividends until the shares vest, the grant date fair value of the award is reduced by the present value of the dividends expected to be paid on the underlying shares during the service period, discounted at the appropriate risk-free interest rate.

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

Comprehensive Income

Accounting principles generally require that recognized revenue and expenses, and realized gains and losses, be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. These items are also reflected in the Statements of Comprehensive Income.

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

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2013, the FASB amended the Balance Sheet topic of the ASC to address implementation issues about the scope of ASU No. 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that the ASU only applies to certain derivatives accounted for in accordance the Derivatives and Hedging topic of the ASC, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendments addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these required reserve balances amounted to $0 and $4,018,000, respectively.

NOTE 3 – SECURITIES

The tables below present amortized cost, unrealized gains and losses, and fair value of the Company’s investments in securities available for sale at December 31, 2012 and December 31, 2011.

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury notes	$2,002	$23	$—	$2,025
U.S. government sponsored enterprises	18,996	141	—	19,137

Total securities available for sale	$20,998	$164	$—	$21,162

Total securities (1)	$20,998	$164	$—	$21,162

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
U.S Treasury Notes	$2,004	$39	$—	$2,043
U.S. government sponsored enterprises	34,000	188	—	34,188
Mortgage-backed securities	8,637	442	—	9,079

Total securities available for sale	$44,641	$669	$—	$45,310

Total securities (1)	$44,641	$669	$—	$45,310

(1)	At December 31, 2012 and December 31, 2011, the Company held no securities classified as held to maturity.

Investment securities having an amortized cost of $10,000,000 and $9,000,000 at December 31, 2012 and 2011, respectively, were made available for retail repurchase agreements. The estimated fair values of these securities were $10,105,000 and $9,078,000 at December 31, 2012 and 2011, respectively.

There were no investment securities with unrealized losses at either December 31, 2012 or December 31, 2011. Current year unrealized losses on investment securities, if any, are a result of changes in interest rates during the periods. Unrealized losses on investment securities, if any, are considered by management to be temporary given the credit ratings on these investment securities and the short duration of any unrealized loss due to credit quality.

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, are reflected below. Actual maturities will differ from contractual maturities because some securities may be called or prepaid prior to their contractual maturity.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$—	$—
Due after one year through five years	2,002	2,025
Due after five years through ten years	18,996	19,137
Due after ten years	—	—

Total	$20,998	$21,162

Gross proceeds from sales of securities available for sale were $14,696,000 for 2012 and $6,005,000 for 2011. Gross realized gains associated with these sales were $284,000 for 2012 and $87,000 for 2011, respectively. There were no gross losses associated with the sale of securities available for sale during either 2012 or 2011. There were no unrealized losses on investment securities at December 31, 2012 or 2011. Gains and losses on the sale of investment securities are recorded as of the trade date and are determined using the specific identification method.

NOTE 4 – LOANS HELD FOR INVESTMENT, NET

Loans at the dates indicated consisted of the following:

	At December 31,
	2012	2011
	(in thousands)

Commercial	$39,904	$39,212
Real estate-commercial	131,078	110,349
Real estate-construction and land	4,832	14,075
Real estate-residential 1-4	45,418	49,894
Consumer	1,805	1,744

Total loans	223,037	215,274

Allowance for loan losses	(2,075)	(2,091)

Total loans, net	$220,962	$213,183

All loan amounts are presented net of unearned fees and costs for December 31, 2012 and December 31, 2011.

Nonperforming assets at the dates indicated were:

	At December 31,	At December 31,
	2012	2011
	(in thousands)

Nonperforming loans	$489	$—
Real estate owned	210	1,719

Total nonperforming assets	$699	$1,719

A summary of the activity in the allowance for loan losses account for the periods indicated is as follows:

	At December 31,
	2012	2011
	(in thousands)

Balance, beginning of year	$2,091	$2,090

Provision for(recovery of) loan losses	35	(15)

Loans charged-off
Commercial	(7)	(1)
Real estate-commercial	—	(1)
Real estate-construction and land	—	(29)
Real estate-residential 1-4	(63)	—
Consumer	(1)	(3)

Total loans charged-off	(71)	(34)

Loans recovered
Commercial	—	2
Real estate-commercial	—	—
Real estate-construction and land	20	—
Real estate-residential 1-4	—	48
Consumer	—	—

Total loans recovered	20	50

Net recoveries(charge-offs)	(51)	16

Balance, end of period	$2,075	$2,091

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2012:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$39,904	$39,904	$—
Real estate-commercial	—	—	—	—	131,078	131,078	—
Real estate-construction and land	—	—	—	—	4,832	4,832	—
Real estate-residential 1-4	—	—	489	489	44,929	45,418	489
Consumer	—	—	—	—	1,805	1,805	—

Total loans	$—	$—	$489	$489	$222,548	$223,037	$489

The following table presents the aging analysis of the Company’s loan portfolio at December 31, 2011:

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans outstanding	Loans 90 days past due and accruing
	(in thousands)
Commercial	$—	$—	$—	$—	$39,212	$39,212	$—
Real estate-commercial	—	—	—	—	110,349	110,349	—
Real estate-construction and land	—	—	—	—	14,075	14,075	—
Real estate-residential 1-4	33	—	—	33	49,861	49,894	—
Consumer	—	—	—	—	1,744	1,744	—

Total loans	$33	$—	$—	$33	$215,241	$215,274	$—

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

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate and construction real estate loans at December 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Normal review	$39,904	$130,288	$4,536	$174,728
Closely monitored	—	790	296	1,086
In collection	—	—	—	—

Total	$39,904	$131,078	$4,832	$175,814

The following table is a summary of credit quality indicators related to the Bank’s commercial, commercial real estate and construction real estate loans at December 31, 2011.

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:

Normal review	$39,212	$109,787	$12,948	$161,947
Closely monitored	—	562	1,127	1,689
In collection	—	—	—	—

Total	$39,212	$110,349	$14,075	$163,636

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

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:
Not classified	$39,578	$130,288	$3,078	$172,944
Substandard	326	790	1,754	2,870
Doubtful	—	—	—	—

Total	$39,904	$131,078	$4,832	$175,814

The following table presents a summary of commercial, commercial real estate, and construction real estate loans classified by this internal credit classification at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Total
	(in thousands)
Category:
Not classified	$39,200	$109,219	$12,777	$161,196
Substandard	12	1,130	1,298	2,440
Doubtful	—	—	—	—

Total	$39,212	$110,349	$14,075	$163,636

The Bank utilizes delinquency status in its evaluation of credit exposure for residential 1-4 and consumer loans, which include both revolving and closed-end mortgages as well as installment and personal loans. These loans are considered to be nonperforming when severely delinquent, defined as 90 days or more past due.

The following table represents the credit risk profile for the consumer portfolio at December 31, 2012:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$44,929	$1,805	$46,734
Nonperforming	489	—	489

Total	$45,418	$1,805	$47,223

The following table represents the credit risk profile for the consumer portfolio at December 31, 2011:

	Real Estate Residential 1-4	Consumer	Total
	(in thousands)
Category:
Performing	$49,894	$1,744	$51,638
Nonperforming	—	—	—

Total	$49,894	$1,744	$51,638

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	339	1,110	39	404	15	168	2,075

Total Ending Balance	$339	$1,110	$39	$404	$15	$168	$2,075

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer		Total
	(in thousands)
Total loans:
Ending balance:
Individually evaluated for impairment	$—	$790	$296	$—	$—		$1,086
Ending balance:
Collectively evaluated for impairment	39,904	130,288	4,536	45,418	1,805		221,951

Total Ending Balance	$39,904	$131,078	$4,832	$45,418	$1,805		$223,037

(1)	Certain loans were evaluated for impairment at December 31, 2012. Based on this evaluation process, it was determined that no specific allowance was required.

The following tables present an allocation of the Company’s allowance for loan losses and the respective loans evaluated based on its allowance methodology at December 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment (1)	$—	$5	$10	$—	$—	$—	$15
Ending balance:
Collectively evaluated for impairment	343	961	113	455	15	189	2,076

Total Ending Balance	$343	$966	$123	$455	$15	$189	$2,091

	Commercial	Real Estate Commercial	Real Estate Construction and Land	Real Estate Residential 1-4	Consumer		Total
	(in thousands)
Total loans:
Ending balance:
Individually evaluated for impairment	$—	$562	$1,127	$—	$—		$1,689
Ending balance:
Collectively evaluated for impairment	39,212	109,787	12,948	49,894	1,744		213,585

Total Ending Balance	$39,212	$110,349	$14,075	$49,894	$1,744		$215,274

(1)	Certain loans were evaluated for impairment at December 31, 2011. Based on this evaluation process, it was determined that no specific allowance was required.

The following table reflects the recorded investment as well as the average daily recorded investment in impaired loans as of December 31, 2012 and interest income recognized on those loans for the year ending December 31, 2012:

	(1) Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
	(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	790	787	—	768	30
Real estate - construction and land	387	385	—	838	29
Real estate - residential 1-4	—	—	—	32	—
Consumer	—	—	—	—	—

Total	$1,177	$1,172	$—	$1,638	$59

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - construction and land	—	—	—	—	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	790	787	—	768	30
Real estate - construction and land	387	385	—	838	29
Real estate - residential 1-4	—	—	—	32	—
Consumer	—	—	—	—	—

Total	$1,177	$1,172	$—	$1,638	$59

(1)	Recorded investment is net of unearned deferred fees and costs.

The following table reflects the recorded investment as well as the average daily recorded investment in impaired loans as of December 31, 2011 and interest income on those loans for the year ending December 31, 2011.

	(1) Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Daily Recorded Investment	Interest Income Recognized
(in thousands)
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	562	559	—	488	—
Real estate - construction and land	1,127	1,124	—	17	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,689	$1,683	$—	$505	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—
Real estate - construction and land	—	—	—	—	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	562	559	—	488	—
Real estate - construction and land	1,127	1,124	—	17	—
Real estate - residential 1-4	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$1,689	$1,683	$—	$505	$—

(1)	Recorded investment is net of unearned deferred fees and costs.

No loans were restructured during the year ending December 31, 2011. During the year ending December 31, 2012, two loans to one borrower were restructured in which both concessions on interest rate and extensions of payment terms were granted. The pre-modification recorded investment was $1,118,000 for a real estate construction loan and $560,000 for a commercial real estate loan. Post-modification recorded investments in these two loans were $879,000 for the real estate construction loan and $805,000 for the commercial real estate loan.

During the year ended December 31, 2012, no loans that had been restructured during the prior twelve months went into default.

At the time of restructuring, loans that are considered troubled are evaluated for impairment allowances based on collateral value, expected cash flows and/or financial strength of the borrower. Any such loan deemed impaired may be assigned a specific allowance in the calculation of allowance for loan losses. If there are subsequent payment defaults on troubled debt restructured loans, additional evaluations are conducted to determine impairment levels. No impairment allowance was deemed necessary at December 31, 2012.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	At December 31,
	2012	2011
	(in thousands)
Land and improvements	$3,745	$3,745
Buildings and improvements	5,424	5,424
Leasehold improvements	1,767	1,767
Equipment, furniture and fixtures	3,678	3,489
Fixed assets not in service	—	16

	14,614	14,441
Less - accumulated depreciation	(4,012)	(3,412)

Total premises and equipment	$10,602	$11,029

Depreciation expense for the years ended December 31, 2012 and 2011 was $600,000 and $575,000, respectively. The Company incurred losses on disposal and impairment charges related to equipment of $1,000 in 2011.

The Company leases approximately 12,000 square feet of office space for executive and operating offices and a branch in Norfolk and an additional 3,766 square feet of office space for a branch in Chesapeake.

The initial lease term for the Norfolk facility, which began in 2007, is for ten years expiring in 2017 with four renewal options of five years each. The Company pays a minimum rent plus annual adjustments based on a CPI index. Total rent expense for the Norfolk facility during years ended December 31, 2012 and 2011 amounted to $223,000 and $228,000, respectively.

The initial lease term for the Chesapeake branch, which began in 2011, is for five years expiring in 2016 with three renewal options of five years each. The Company pays a base rent for the first three years with 3% increases in each of the next two years during the initial lease term. Total rent expense for the Chesapeake branch during years ended 2012 and 2011 were $84,000 and $42,000, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable leases with remaining terms of one year or more at December 31, 2012 were as follows:

Amount
(in thousands)
2013	$336
2014	342
2015	350
2016	313
2017	113
2018	—

Total	$1,454

NOTE 6 – DEPOSITS

Interest-bearing deposits consist of the following at the dates indicated:

	December 31,
	2012	2011
	(in thousands)
Money Market and NOW	$156,046	$107,317
Savings	3,904	5,455
Certificates of deposit $100,000 and over	100	550
Other time deposits	23,578	43,817

Total interest-bearing deposits	$183,628	$157,139

At December 31, 2012, the scheduled maturities of time deposits are as follows:

Amount
(in thousands)
Past Maturity	$21
2013	21,450
2014	1,294
2015	341
2016 and thereafter	572

Total time deposits	$23,678

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Investment securities having an amortized cost of $10,000,000 and $9,000,000 and fair values of $10,105,000 and $9,078,000 were made available to secure retail repurchase agreements at December 31, 2012 and 2011, respectively. Information concerning securities sold under agreements to repurchase is summarized as follows:

	As of and for the years ended December 31,
	2012	2011
	(dollars in thousands)
Balance at end of year	$2,605	$1,502
Average balance during the year	$1,465	$1,946
Weighted average interest rate during the year	0.19%	0.19%
Interest expense during the year	$3	$4
Maximum month-end balance during the year	$2,605	$2,324

The Bank is a member of the FHLB of Atlanta, which had established, at December 31, 2012, a credit availability for the Bank in an amount equal to 25% of the Bank’s total assets. At December 31, 2012, the Bank had no outstanding advances under the FHLB credit line. Borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, home equity lines of credit, multifamily mortgage loans, and commercial real estate loans. Information concerning advances from the FHLB is summarized as follows:

	As of and for the years ended December 31,
	2012	2011
	(dollars in thousands)
Balance at end of year	$—	$4,000
Average balance during the year	$1,372	$1,434
Weighted average interest rate during the year	0.19%	0.40%
Interest expense during the year	$3	$6
Maximum month-end balance during the year	$7,300	$15,650

Other borrowings consist of participated loans sold by the Bank with disproportionate cash flows to the buyer. Generally accepted accounting principles consider these loans to be incomplete transfers because risk is not proportionate and require that this type of participation be classified as a borrowing. Because of this treatment, the entire loan balance is reported in loans held for investment and not reduced for the participation. At December 31, 2012, the outstanding balance for other borrowings was $465,000. At December 31, 2011, the outstanding balance for other borrowings was $782,000 which includes $1,000 in federal funds purchased from a correspondent bank.

NOTE 8 – EARNINGS PER SHARE RECONCILIATION

The Company calculates its basic and diluted earnings per common share (“EPS”) in accordance with generally accepted accounting principles related to earnings per share. EPS is calculated after giving effect to payments made and other obligations in respect of the Company’s outstanding shares of preferred stock, and the components of the Company’s EPS calculations are as follows:

	Year Ended December 31,
	2012	2011
	(in thousands except share and per share data)

Net income available to common stockholders (numerator, basic and diluted)	$2,191	$1,787
Weighted average common shares outstanding (denominator)	2,290,533	2,305,267

Earnings per common share - basic	$0.96	$0.78

Effect of dilutive securities

Weighted average common shares outstanding during the period	2,290,533	2,305,267
Effect of dilutive equity awards	50,201	10,606

Weighted diluted average common shares outstanding (denominator) during the period	2,340,734	2,315,873

Earnings per common share - assuming dilution	$0.94	$0.77

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense on in-the-money options not yet recognized pursuant to generally accepted accounting principles for share-based payments (see “Note 9 – Employee and Director Benefit Plans – Stock Compensation Plans”) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings per share calculation.

Any difference in the number of shares used for basic earnings per common share and diluted earnings per common share for each of the two years results solely from the dilutive effect of equity awards. Options on an average of 84,525 shares and 66,935 shares were not included in computing diluted earnings per share for the years ended December 31, 2012 and December 31, 2011, respectively, because the effects of the corresponding stock options were antidilutive.

NOTE 9 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Compensation Plans

Effective January 1, 2006, the Company adopted accounting guidance related to share-based payments, which requires that the fair value of equity instruments, such as stock options and restricted stock, be recognized as an expense in the issuing entity’s financial statements as services are performed. The Company had no existing stock options that remained unvested as of January 1, 2006.

Under the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009, and subsequently amended in 2012 (“2006 Incentive Plan”), the Board of Directors may grant up to 250,000 stock options, stock appreciation rights, restricted stock and certain other equity awards, in the aggregate, to officers and nonemployee directors of the Company and the Bank. The Board of Directors may approve the grant of nonstatutory stock options and options qualifying as incentive stock options, and the option price of both a nonstatutory stock option and an incentive stock option will be the Fair Market Value of the Company’s common stock on the date of grant. Prior to January 28, 2009, “Fair Market Value” under the 2006 Incentive Plan was defined generally as the weighted average (based on daily trading volume) during the thirty (30) day period next preceding the date of grant of the “last sale” prices of a share of the Company’s common stock on the five (5) days nearest preceding the date of grant on which at least 300 shares were traded. On January 28, 2009, the Board amended the definition of “Fair Market Value” to mean the following: (i) the closing price of a share of the Company’s common stock on the OTC Bulletin Board on the grant date of the applicable award, if the grant date is a trading day; or (ii) if shares of the Company’s common stock are not traded on the grant date of the applicable award, then the closing price of a share of the Company’s common stock on the OTC Bulletin Board on the next preceding date on which a trade occurred; or (iii) if (i) and (ii) are inapplicable, the fair market value as determined in good faith by the Board. On August 22, 2012, the Board further amended the definition of “Fair Market Value” to mean (i) the price of the last sale of a share of common stock on the OTC Markets Group (or successor system) occurring prior to the grant of the applicable award under the plan; or (ii) if inapplicable, the fair market value as determined in good faith by the Board.

A total of 202,000 options and 30,000 options were outstanding under the 2006 Incentive Plan and other incentive stock plans that have since been terminated, respectively, at December 31, 2012. For purposes of determining the “fair value”, as prescribed by accounting guidance for share-based payments, of options granted under the 2006 Incentive Plan, the measurement date is the date of grant. The fair value of each stock option award is estimated on the measurement date using a Black-Scholes valuation model that uses assumptions described below. Expected volatility is based on the historical volatility of the Company’s stock, using weekly price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is estimated based on management’s business plan and provisions of the grant including the contractual term and vesting schedule. The expected dividend yield is based on recent dividend history. The risk-free interest rate is the U.S. Treasury zero coupon yield curve in effect at the measurement date for the period corresponding to the expected life of the option.

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

No options were granted or modified in 2012 or 2011.

The following table presents a summary of stock option activity during 2012 and 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term(years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding at January 1, 2012	235,800	$12.65
Granted	—	—
Exercised	(1,000)	(7.50)
Forfeited/expired	(2,800)	(12.06)

Outstanding at December 31, 2012	232,000	$12.68	3.7	$123

Exercisable at December 31, 2012	230,400	$12.71	3.7	$117

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term(years)	Aggregate Intrinsic Value
				(in thousands)

Outstanding at January 1, 2011	241,400	$12.62
Granted	—	—
Exercised	(2,000)	(7.50)
Forfeited/expired	(3,600)	(13.63)

Outstanding at December 31, 2011	235,800	$12.65	4.7	$37

Exercisable at December 31, 2011	223,400	$12.75	4.5	$28

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount changes based on the fair market value of the Company’s common stock, as reflected by stock market prices. The Company’s current policy is to issue new shares of common stock to satisfy option exercises.

The aggregate intrinsic value of options exercised during the years ended December 31, 2012 and December 31, 2011 were $3,700 and $9,000, respectively. Cash received from exercises of options during the year of 2012 and 2011 were $7,500 and $15,000, respectively. The total fair value of shares underlying options that vested during the same periods was $37,000 and $143,000, respectively.

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

On January 25, 2012, the Company’s Board of Directors granted, effective February 1, 2012, 43,600 shares of restricted stock to certain executives under the Heritage 2006 Equity Incentive Plan. The shares vest at a rate of 20% over a five year period beginning on February 1, 2013 and on each February 1 thereafter. Upon the death, retirement or permanent disability of the executive or a change of control of the Company, any remaining unvested shares will vest immediately.

As defined in the 2006 Incentive Plan as amended, fair value of the shares was measured by the price the last sale of a share of the Company’s common stock on the OTC Markets Group, Inc. reporting system occurring prior to the grant date of the applicable award. In addition, because the share-recipients are not entitled to dividends until the shares vest, the grant date fair value of the award was reduced by the present value of the dividends expected to be paid on the underlying shares during the service period, discounted at the appropriate risk-free interest rate.

The following table presents a summary of restricted stock award activity for the period of January 1, 2012 to December 31, 2012.

	Shares	Fair Value at Grant Date

Outstanding at January 1, 2012	—	—
Granted	43,600	$11.28
Vested	—	—
Forfeited/expired	—	—

Outstanding at December 31, 2012	43,600	$11.28

The amount charged against income, before income tax benefit of $31,000, in relation to stock-based payment arrangements was $107,000 for the year ended December 31, 2012. The amount charged against income, before income tax benefit of $1,000, in relation to stock-based payment arrangements was $83,000 for the year ended December 31, 2011. At December 31, 2012, unrecognized compensation expense, net of estimated forfeitures, related to unvested stock option and restricted stock grants was $406,000 and is currently expected to be recognized over a weighted average period of 2.1 years as follows:

At December 31, 2012:	Stock-Based Compensation Expense
(in thousands)

2013	$102
2014	99
2015	99
2016	98
2017	8

Total	$406

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

The Company’s policy for these deferred compensation plans is to accrue the present value of estimated amounts to be paid under the applicable agreements over the required service period to the date the participant is fully eligible to receive the benefit. At December 31, 2012 and 2011, other liabilities included $1,060,000 and $1,009,000, respectively, related to these plans. Compensation expense related to these plans was $77,000 and $82,000 for the years ended December 31, 2012 and 2011, respectively.

Employee Stock Bonus Plan

The Board of Directors adopted a stock bonus plan (the “ESOP”) effective January 1, 1998. The ESOP covered substantially all employees after they met eligibility requirements, and funds contributed to the ESOP were used to purchase outstanding common stock of the Company. The Company last made a contribution to the ESOP for the year ended December 31, 2005, and as a result no employees became entitled to allocations of ESOP contributions after that date. During 2011, the Board of Directors adopted resolutions terminating the ESOP, effective as of November 1, 2011. The Company has obtained approval from the Internal Revenue Service for the termination of the ESOP, including the distribution of all remaining account balances to participants and beneficiaries entitled to them.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2012 or 2011. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2012 and 2011, the ESOP owned 7,244 shares and 8,170 shares, respectively, of common stock of the Company. There were no contributions to the ESOP for the years ended December 31, 2012 or 2011. A total of 346 shares were purchased by the ESOP during 2012 and a total of 1,272 shares and 5,516 shares were distributed from the ESOP to terminated employees during 2012 and 2011, respectively. At December 31, 2012 and 2011, the fair market value of the shares held by the ESOP totaled $85,000 and $91,000, respectively.

401(k) Retirement Program

Effective January 1, 1993, the Board of Directors adopted a 401(k) Retirement Program (the “401(k) Plan”). Eligible employees who have completed the required months of service are eligible to participate and make contributions to the 401(k) Plan. The Company makes employer matching contributions. The Company expensed $98,000 and $99,000 for 401(k) Plan matching contributions during the years ended December 31, 2012 and December 31, 2011, respectively.

NOTE 10 – OTHER REAL ESTATE OWNED

At December 31, 2012, the Company had other real estate owned in the amount of $210,000, representing a Bank branch site that the Company does not plan to utilize in the future. At December 31, 2011, the Company had other real estate owned of $1,719,000, including $263,000 of other real estate owned related to the Bank branch site described in the preceding sentence.

NOTE 11 – OTHER NONINTEREST INCOME AND EXPENSE

The components of other noninterest income for the periods indicated are as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Noninterest income
ATM transaction fees	$151	$146
Other	197	153

Total noninterest income	$348	$299

The components of other noninterest expense for the periods indicated are as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Noninterest expense
Marketing	$109	$151
Telephone	127	123
ATM expense	137	123
Other miscellaneous	655	615

Total noninterest expense	$1,028	$1,012

NOTE 12 – INCOME TAXES

The principal components of income tax expense for the periods indicated are as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Federal income tax expense - current	$924	$1,137
Deferred federal income tax liability	(3)	(3)

Income tax expense	$921	$1,134

A reconciliation of income tax expense calculated at the federal statutory rate and that shown in the statements of income is summarized as follows for the periods indicated:

	Years Ended December 31,
	2012	2011
	(in thousands)
Federal income tax expense (at 34% statutory rate)	$1,105	$1,191
Effect of tax-exempt interest	(144)	(101)
Effect of life insurance proceeds, premiums, and increases in value, net	(67)	(4)
Effect of equity based compensation	6	27
Other	21	21

Income tax expense	$921	$1,134

A cumulative net deferred tax asset is included in other assets at December 31, 2012 and 2011. The components of the asset are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Deferred Tax Assets

Deferred compensation	$343	$339
Allowance for loan losses	634	640
Non-qualifying options	150	119
Investment in partnerships	48	34
Other	—	7

Total Deferred Tax Assets	1,175	1,139

Deferred Tax Liabilities

Deferred loan costs, net	275	215
Net appreciation on available-for-sale securities	56	228
Depreciation on premises and equipment	275	302

Total Deferred Tax Liabilities	606	745

Net Deferred Tax Assets	$569	$394

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and has concluded it has no liability related to uncertain tax positions in accordance with generally accepted accounting standards for income tax purposes. Tax returns for 2009 and subsequent years are subject to examination by taxing authorities.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Bank has loan and deposit transactions with certain of its executive officers and directors, and with companies in which the officers and directors have a financial interest.

A summary of related party loan activity for the Bank during the periods indicated is set forth in the following table:

	2012	2011
	(in thousands)

Balance, January 1	$15,419	$19,247
Originations	1,241	2,530
Repayments	(4,112)	(4,424)
Other*	—	(1,934)

Balance, December 31	$12,548	$15,419

*	The balance in “Other” above represents the net difference in related party loans in respect of a director who resigned from the Board in 2011.

In the opinion of management, such related party loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Commitments to extend credit and letters of credit to such related parties amounted to $2,281,000 and $3,289,000 at December 31, 2012 and 2011, respectively.

The Company maintains a key man life insurance policy on its Chief Executive Officer in the amount of $2 million. The policy has no cash surrender value and the Company is the sole beneficiary.

NOTE 14 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless otherwise noted, the Company requires collateral or other security to support financial instruments with credit risk. Contractual amounts for financial instruments whose contract amounts represent credit risk at December 31, 2012 and 2011 are set forth in the following table:

	At December 31,
	2012	2011
	(in thousands)

Commitments to extend credit	$36,259	$33,782
Standby letters of credit	228	189

Total Commitments	$36,487	$33,971

As of December 31, 2012, the Company had $31.3 million in deposits in financial institutions in excess of amounts insured by the FDIC.

NOTE 15 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject; further, the Bank is “well capitalized” under the applicable regulatory framework. To be categorized as well capitalized, the Bank must maintain the minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the table below. At December 31, 2012, the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 capital (leverage) ratios were 15.54%, 14.71% and 10.91%, respectively, all in excess of the minimum requirements. There are no conditions or events that management believes have changed the Bank’s categorization.

The capital amounts and ratios for the Company (consolidated) and the Bank as of December 31, 2012 and 2011 are presented in the following table:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$38,640	15.54%	$19,892	8.00%	N/A	N/A
Bank	$36,478	14.70%	$19,852	8.00%	$24,815	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$36,566	14.71%	$9,946	4.00%	N/A	N/A
Bank	$34,403	13.86%	$9,926	4.00%	$14,889	6.00%
Tier 1 Capital (to Average Assets)
Consolidated Company	$36,566	10.91%	$13,400	4.00%	N/A	N/A
Bank	$34,403	10.33%	$13,323	4.00%	$16,653	5.00%

At December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$38,086	15.98%	$19,072	8.00%	N/A	N/A
Bank	$36,386	15.27%	$19,060	8.00%	$23,825	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated Company	$35,996	15.10%	$9,536	4.00%	N/A	N/A
Bank	$34,295	14.39%	$9,530	4.00%	$14,295	6.00%
Tier 1 Capital (to Average Assets)
Consolidated Company	$35,996	11.77%	$12,236	4.00%	N/A	N/A
Bank	$34,295	11.24%	$12,208	4.00%	$15,260	5.00%

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. Loans or advances are limited to 10.0% of the Bank’s stockholders’ equity.

Note 16 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Certificates of Deposit in Other Banks

The carrying value of certificates of deposit in other banks approximates fair value.

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

Other Financial Assets

Other financial assets includes a deferred compensation plan trust (i.e rabbi trust) maintained for the benefit of the Company’s Chief Executive Officer. Because the carrying value of other financial assets is based on market prices, carrying value is a reasonable estimate of fair value.

Deposit Liabilities

The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow model based on the rates offered for deposits of similar remaining maturities. Weighted average rates paid and posted rates were used for December 2012 and 2011.

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

The carrying amounts and fair value of the Company’s financial instruments that differ from financial statement presentation at December 31, 2012 and 2011 are presented in the following table.

	At December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$220,962	$225,598	$—	$—	$225,598

Financial liabilities:
Deposits	$295,146	$295,194	$—	$295,194	$—
Other borrowings	465	492	—	—	492

	At December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Loans held for investment	$213,183	$219,056	$—	$—	$219,056

Financial liabilities:
Deposits	$249,978	$250,167	$—	$250,167	$—
Other borrowings	782	823	—	—	823

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

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets Recorded at Fair Value on a Recurring Basis

	At December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,025	$—	$2,025	$—
U.S. government sponsored enterprises	19,137	—	19,137	—
Other financial assets	285	—	285	—

Total assets at fair value	$21,447	$—	$21,447	$—

Assets Recorded at Fair Value on a Recurring Basis

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investment in securities available for sale:
U.S. Treasury notes	$2,043	$—	$2,043	$—
U.S. government sponsored enterprises	34,188	—	34,188	—
Mortgage-backed securities	9,079	—	9,079	—
Other financial assets	245	—	245	—

Total assets at fair value	$45,555	$—	$45,555	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

	At December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)

Other real estate owned	$210	$—	$210	$—

Total assets at fair value	$210	$—	$210	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)

Other real estate owned	$1,719	$—	$1,719	$—

Total assets at fair value	$1,719	$—	$1,719	$—

NOTE 17 – PARTICIPATION IN SMALL BUSINESS LOAN FUND PROGRAM

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

During the year ended December 31, 2012, the Company declared $137,000 in SBLF Preferred Stock dividends, a dividend rate of 1.75%. Based on the Bank’s latest measured levels of QSBL, the dividend rate on the SBLF Preferred Stock increased to 2.36% for the first quarter of 2013 and decreased to 1% for the second quarter of 2013, and the Company expects to pay corresponding dividends of $46,000 on or about April 1, 2013 and $19,500 on or about July 1, 2013.

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

As a result of the redemption of the TARP Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the TARP Program (which the Treasury has likewise confirmed in writing). The Company will be subject to all terms, conditions and other requirements for participation in the SBLF Program for as long as any SBLF Preferred Stock remains outstanding, as described above in this Note and also under Item 1A. “Risk Factors”, above.

NOTE 18 – CONDENSED FINANCIAL INFORMATION OF HERITAGE BANKSHARES, INC.

(Parent Company Only)

The following condensed financial statements of Heritage Bankshares, Inc. are presented below on a parent company only basis for the years indicated.

	At December 31,
	2012	2011
	(in thousands)
Condensed Balance Sheets

Assets
Cash and interest-bearing deposits in other banks	$1,934	$1,531
Investment in subsidiary bank	34,511	34,737
Other assets	287	211

Total Assets	$36,732	$36,479

Liabilities and Stockholders’ Equity

Other liabilities	$58	$42

Total liabilities	58	42

Preferred stock	7,800	7,800
Common stock	11,380	11,525
Additional paid-in capital	6,761	6,704
Retained earnings	10,625	9,967
Accumulated other comprehensive income	108	441

Stockholders’ equity	36,674	36,437

Total Liabilities and Stockholders’ Equity	$36,732	$36,479

	Years ended December 31,
	2012	2011
	(in thousands)

Condensed Statements of Income
Dividends from subsidiary bank	$2,478	$2,200
Equity in undistributed net income of subsidiaries	—	323
Interest income	4	8
Other expenses	(219)	(243)

Income before income taxes	2,263	2,288
Income tax benefit	65	80

Net Income	2,328	2,368
Preferred stock dividends and accretion of discount	(137)	(581)

Net income available to common stockholders	$2,191	$1,787

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

	Years Ended December 31,
	2012	2011
	(in thousands)
Condensed Statement of Cash Flows

Cash flows from operating activities
Net income	$2,328	$2,368
Add (deduct) items not affecting cash during the year
Stock-based compensation	107	83
Undistributed net income of subsidiaries	—	(323)
Exercise of stock options tax benefit	1	3
Changes in assets/liabilities, net
Decrease(increase) in other assets	(184)	107
Increase(decrease) in other liabilities	17	(121)

Net cash provided by operating activities	2,269	2,117

Cash flows from investing activities
Net decrease in certificates of deposit	—	492

Net cash provided by investing activities	—	492

Cash flows from financing activities
Proceeds from exercise of stock options	8	15
Net proceeds from sale of preferred stock	—	7,788
Repurchase of preferred stock	—	(10,406)
Repurchase of common stock	(368)	(56)
Cash dividends paid	(1,506)	(968)

Net cash used for financing activities	(1,866)	(3,627)

Increase(decrease) in cash and cash equivalents	403	(1,018)

Cash and cash equivalents at beginning of year	1,531	2,549

Cash and cash equivalents at end of year	$1,934	$1,531

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding the Corporate Governance and Audit and Nominating Committees of the Company, among other information, is included in Item 13 of this Annual Report on Form 10-K and is incorporated herein by reference.

DIRECTORS

The Company’s Bylaws provide that the number of members of the Board of Directors shall be fixed by resolution of the Board of Directors, with no fewer than twelve (12) and no more than twenty-one (21) directors, and the Board of Directors currently consists of thirteen (13) persons. The Bylaws further provide that the Board of Directors will be divided into three (3) classes, as nearly equal in number as possible. Each class serves for a term of three (3) years and until their successors are elected and qualified.

The following table sets forth certain information with respect to each director of the Company, including age, the year he or she first became a director and their respective term of office. In addition, below the table is information regarding the experience, qualifications, attributes and skills that led to the conclusion that each of the Company’s directors is qualified to serve as a director at this time.

Name	Age	Served as a Director Since	Term Expires In

James A. Cummings	70	1992	2013

Michael S. Ives	60	2005	2013

David L. Kaufman	57	2005	2013

Peter M. Meredith, Jr.*	61	1992	2013

Harvey W. Roberts, III	68	1993	2013

David A. Arias	51	2010	2014

Donald E. Perry	73	2009	2014

Ross C. Reeves	64	1994	2014

Lisa F. Chandler	58	1998	2015

Stephen A. Johnsen	67	1984	2015

Thomas G. Johnson, III	43	2002	2015

Charles R. Malbon, Jr.	63	2005	2015

L. Allan Parrott, Jr.	47	2002	2015

*	Mr. Meredith also has served as a Director of Waterside Capital Corporation (“Waterside”), a reporting company located in Norfolk, Virginia, since 1994. Mr. Meredith also currently serves as Chairman of the Board of Waterside.

James A. Cummings. Mr. Cummings currently serves as Managing Partner of Southern Atlantic Properties LLC, a real estate company. Before that, Mr. Cummings served as Chief Executive Officer of Southern Atlantic Screenprint and Sign, a custom manufacturer of screen printed decals, signs, banners, point of purchase materials and other graphics. Mr. Cummings also previously owned and served as Chief Executive Officer of Southern Atlantic Label Co., Inc., a Chesapeake, Virginia-based producer of product labels for over 1,000 customers, including nationally known manufacturers and distributors, until its sale to York Label at the end of 2009. Mr. Cummings has been a director since 1992 and chairs the Company’s Audit Committee. The Company believes that Mr. Cummings’ qualifications to sit on the Board of Directors include his management and operational experience as a small business owner and his general financial acumen, as well as his long-time service as a director.

Michael S. Ives. Mr. Ives is the President & Chief Executive Officer of the Company and the Bank, positions he has held since February 2005, and serves on our Executive Committee. Mr. Ives previously served as President & Chief Executive Officer of CENIT Bancorp, Inc. for over nine years, before successfully leading CENIT’s sale to SouthTrust Corporation in 2001, following which he served as Chief Executive Officer for the Hampton Roads market of SouthTrust Bank for approximately three years. Mr. Ives was an attorney in private practice before commencing his banking career in 1987. The Company believes Mr. Ives’ qualifications to sit on the Board of Directors include his prior experience and success in leading and growing banks in our market and his extensive service in the banking industry in general, including his tenure with the Company.

David L. Kaufman. Mr. Kaufman is a founding Member and Senior Managing Director of Envest Private Equity, a private equity firm located in Virginia Beach, Virginia, which invests in privately-held, early stage growth companies in the eastern portion of the United States. Mr. Kaufman previously served as Chairman and Chief Executive Officer of The Vacation Store, which he co-founded in 1994 and grew into a leading national distributor of leisure travel before its sale in late 1998. Mr. Kaufman has been a director since 2005 and serves on our Compensation Committee. The Company believes that Mr. Kaufman’s qualifications to sit on the Board of Directors include his substantial experience in the operation, financing and oversight/management of small businesses and his relationships within the business community.

Peter M. Meredith, Jr. Mr. Meredith is Chairman & Chief Executive Officer of Meredith Construction Co., Inc., a highly regarded general contractor firm in our region. Mr. Meredith has been a director for nearly twenty years and serves as our Chairman of the Board, a position he has held since 1994. Mr. Meredith chairs our Nominating Committee and our Executive Committee, and he also serves as an ex officio member of our Compensation Committee. Mr. Meredith briefly acted as interim Chief Executive Officer of the Company, following the death of a former CEO and prior to the election of Mr. Ives, and is the Company’s largest shareholder. Mr. Meredith has also served since 1994 as a director of Waterside Capital Corporation, a publicly-held Norfolk-based small business investment company, currently holding the position of Waterside’s Chairman of the Board, and is an active real estate investor. The Company believes that Mr. Meredith’s qualifications to serve as a Director and Chairman of the Board include his great many years of service to the Company, his leadership and operation of a successful and well-regarded general contractor business, his local real estate investment expertise and his service on other public company boards.

Harvey W. Roberts, III. Mr. Roberts is a retired Certified Public Accountant and a decorated, retired U.S. military veteran. Prior to his retirement, Mr. Roberts was a principal in the Norfolk-based accounting firm McPhillips, Roberts & Deans, PLC, one of the most well-regarded providers of business accounting and tax services in Hampton Roads. Since retiring, Mr. Roberts has been actively engaged in a number of other business endeavors, including investments in commercial real estate. Mr. Roberts has been a director since 1993 and serves on our Audit Committee, Nominating Committee and Executive Committee. The Company believes that Mr. Roberts’ qualifications to sit on the Board of Directors include his financial and accounting expertise developed as a Certified Public Accountant and his management experience as a principal in a sophisticated and respected accounting firm, together with his experience as a successful investor and manager of local commercial real estate and his numerous civic and charitable activities in our community.

David A. Arias. Mr. Arias serves as President and Chief Operating Officer of Swimways Corporation, a family-owned, Virginia Beach-based leisure and recreational water products manufacturer that boasts distribution in over 35,000 storefronts worldwide. Mr. Arias is very active in the community, including his involvement in Operation Smile, the United Way of South Hampton Roads and numerous other philanthropic and civic organizations. Mr. Arias was elected to the Board in 2010, and serves on our Audit Committee; prior to his election to the Board of Directors of the Company, Mr. Arias served as a member of the Bank’s Board of Directors for nearly two years, a position he still holds. The Company believes that Mr. Arias’ qualifications to sit on the Board of Directors include his leadership of an exceptionally successful business enterprise with national and international operations, his general financial, management and operational acumen and his involvement in the community.

Donald E. Perry. Mr. Perry is President and owner of Continental Properties Corporation, a commercial real estate investment and development company that he founded in 1973. In 1996, Mr. Perry founded Continental Realty Services, a brokerage and property management sister company, which complements the services of Continental Property Corp. Under Mr. Perry’s direction, the company has been actively involved in all aspects of commercial real estate investment and development for nearly forty years. Before commencing his real estate career, Mr. Perry gained valuable insight into the banking regulatory landscape through service at the Federal Reserve Bank of Richmond, working for close to five years as a bank examiner and an internal auditor. Mr. Perry is active in the community, including his service as a past president and board member of the Hampton Roads Association of Commercial Real Estate. Mr. Perry has been a director since 2009 and is a member of our Compensation Committee and Nominating Committee. The Company believes that Mr. Perry’s qualifications to sit on the Board of Directors include his general commercial real estate experience, in particular in the industrial realm, his operational experience in founding, developing and managing a successful commercial real estate investment and development enterprise and his prior service with the Federal Reserve Bank of Richmond as a bank examiner and internal auditor.

Ross C. Reeves. Mr. Reeves is a member of the Norfolk-based law firm, Willcox & Savage, P.C. Mr. Reeves has been in private legal practice for over 30 years, representing lenders, committees and businesses in workout negotiations, foreclosures and bankruptcy reorganization proceedings. Mr. Reeves is recognized as a preeminent expert on creditors’ rights and bankruptcy related matters, having been recognized in the Best Lawyers in America publication (Bankruptcy and Creditor-Rights Law) since 1992 and as a Fellow in the American College of Bankruptcy. Mr. Reeves also is recognized as a Certified Business Bankruptcy Specialist with the American Board of Certification and has lectured extensively on creditors’ rights issues and shareholder disputes. Mr. Reeves has served as a director since 1992 and is a member of our Nominating Committee and our Executive Committee. The Company believes that Mr. Reeves’ qualifications to sit on the Board of Directors include his experience and perspective developed as a practicing attorney, in particular his focus on representing financial institutions in bankruptcy and other distressed-debtor situations and assessing impaired credit on behalf of his lender clients, together with his many years of service to the Company.

Lisa F. Chandler. Ms. Chandler is Executive Vice President of Nancy Chandler Associates, Inc., a residential real estate firm serving all of Hampton Roads, and oversees numerous management and operational functions for the firm. Ms. Chandler is active in a great number of professional, civic and charitable organizations; among many other roles, she is currently President of the Greater Norfolk Corporation, as well as a member of the National Association of Realtors, the Virginia Association of Realtors and the Hampton Roads Realtors Association, and she serves on the Planning Commission for the City of Norfolk and on the Board of Directors of the ODU Real Estate Foundation. Ms. Chandler has served as a director since 1998 and is a member of our Audit Committee. The Company believes that Ms. Chandler’s qualifications to sit on the Board of Directors include her success in the residential real estate business, which complements nicely other Board members’ commercial real estate expertise, her active role in professional, civic and charitable organizations within our community and her many years of service to the Company.

Stephen A. Johnsen. Mr. Johnsen is the Executive Vice President of Brown & Brown Flagship, a commercial insurance agency specializing in design, placement and service of insurance for large marine operations, a variety of corporate enterprises and commercial fishing vessels along the Atlantic and Gulf Coasts. Mr. Johnsen founded the company in 1978 and has guided it to its current status as a full service insurance provider. Prior to his agency career, Mr. Johnsen worked in various capacities for the Marine Office of America Corporation, a large U. S. insurance carrier. Mr. Johnsen is very active in a number of professional and civic endeavors, currently serving as a member of the Society of Naval Architects and Marine Engineers, the East Coast Fisheries Association, the Propeller Club of the Port of Norfolk, South Tidewater Ship Repairers Association, the Hampton Roads Marine Association and the Hampton Roads Chamber of Commerce. Mr. Johnsen is our longest-tenured director, having served since 1984, and currently chairs our Compensation Committee and also serves as a member of our Nominating Committee and our Executive Committee. The Company believes that Mr. Johnsen’s qualifications to sit on the Board of Directors include his general background in all manner of insurance products, his management and operational experience developed through founding, running and managing a successful insurance firm and his professional and civic activities with the community, together with his long-time service to the Company.

Thomas G. Johnson, III. Mr. Johnson is Senior Vice President of Development for S.L. Nusbaum Realty Co., focusing on commercial sales, leasing and development. Mr. Johnson has been with S.L. Nusbaum since 1993, and in the last ten years he has led the Nusbaum project team focusing on build-to-suit development. During that time, Mr. Johnson has been involved as a principal and managing partner for approximately twenty multi-million dollar real estate developments. Prior to joining S.L. Nusbaum, Mr. Johnson was an investment banking analyst with Robinson-Humphrey Co. in Atlanta, specializing in corporate finance transactions. Mr. Johnson serves on the Board of Directors of Hampton Roads Association of Commercial Real Estate, the Norfolk Forum and the Virginia Stage Company, and he is the former treasurer and a former board member of the Norfolk Botanical Gardens. Mr. Johnson has been a director since 2002 and serves on our Compensation Committee. The Company believes that Mr. Johnson’s qualifications to sit on the Board of Directors include his experience as a successful real estate development executive, his investment banking experience, his contacts within the business community and his active role in professional, civic and charitable organizations.

Charles L. Malbon, Jr. Mr. Malbon served as President of Tank Lines, Inc., an oil distributor based in Virginia Beach, until the sale of the company in 2009. Mr. Malbon was a board member of CENIT Bancorp prior to its sale, and he has been a director of the Company since 2005 and currently serves as a member of our Compensation Committee, Nominating Committee and Executive Committee. The Company believes that Mr. Malbon’s qualifications to sit on the Board of Directors include his operational and management experience developed as a successful small business owner, his prior service as a board member of other financial institutions and his knowledge of and activities within the community.

L. Allan Parrott, Jr. Mr. Parrott is the President of Tidewater Fleet Supply, LLC, a full-line automotive, truck and heavy equipment parts distributor serving customers in Southeastern Virginia, Richmond and Northeastern North Carolina, whose customers include federal, state and local governments as well as fleets and installers. Before that, Mr. Parrott was an attorney in private practice locally. Mr. Parrott has been a director since 2002 and also serves on our Audit Committee and Executive Committee. The Company believes that Mr. Parrott’s qualifications to sit on the Board of Directors include his leadership in the growth and development of a successful small business, his financial and analytical skills and his many years of service to the Company.

NON-DIRECTOR EXECUTIVE OFFICERS (INCLUDING NAMED EXECUTIVE OFFICERS)

The following sets forth the names, ages, and business experience for the past five years of the Company’s executive officers, including named executive officers pursuant to Item 402 of Regulation S-K, other than the officers listed under “Directors” above (for information regarding Michael S. Ives, our President & Chief Executive Officer, who also serves as a director, please see “Directors” above):

Name	Age	Position
John O. Guthrie	63	Executive Vice President & Chief Financial Officer

Sharon Curling Lessard	54	Executive Vice President & Chief Banking Officer

Leigh C. Keogh	38	Executive Vice President & Chief Lending Officer

John O. Guthrie. Mr. Guthrie has served as Executive Vice President & Chief Financial Officer of the Company and the Bank since February 14, 2005. Mr. Guthrie served as Chief Financial Officer of CENIT Bancorp, Inc., a position he held from 1992 to August 2001, until CENIT was acquired by SouthTrust Corporation in August 2001.

Sharon Curling Lessard. Ms Lessard was appointed as Executive Vice President and to the position of Chief Banking Officer of the Bank on December 17, 2008. Ms Lessard has been with the Company since 1988 and, prior to her appointment as Executive Vice President & Chief Banking Officer, served as Senior Vice President/Retail Banking Executive.

Leigh C. Keogh. Mr. Keogh was appointed as Executive Vice President and to the position of Chief Lending Officer of the Bank on December 17, 2008. Mr. Keogh began employment with the Company in 1997 and served as Vice President/Commercial Lending and as Senior Vice President/Commercial Lending Team Leader until his appointment as Executive Vice President & Chief Lending Officer.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own greater than ten percent (10%) of the common stock of the Company (the “Reporting Persons”) to file reports with the SEC relating to their individual ownership and changes in ownership of common stock. Reporting Persons are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports.

Based solely on its review of copies of such reports furnished to the Company by the Reporting Persons, the Company believes that all reporting requirements under Section 16(a) were complied with during the fiscal year ended December 31, 2012, except as follows:

•	Donald E. Perry filed two late Form 4s related to two transactions that were not timely reported.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Principal Executive Officer and Principal Financial Officer. The Code of Ethics summarizes the legal, ethical and regulatory standards that such individuals must follow and is a reminder to all of the Company’s directors and executive officers of the seriousness of that commitment. As adopted, the Code of Ethics sets forth written standards that are designed, among other things, to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents the Company files with or submits to the SEC and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

A copy of the Company’s Code of Ethics may be obtained by any person, without charge, by accessing the Company’s web site at: http://www.heritagebankva.com/ethics.asp.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation

The summary compensation table below presents information related to the compensation the Company’s Principal Executive Officer and other Named Executive Officers during the fiscal years ended December 31, 2012 and 2011:

Summary Compensation Table for the Fiscal Years Ended December 31, 2012 and 2011

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock/Option Awards ($) (7)	Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total ($)

Michael S. Ives President & Chief Executive Officer	2012 2011	400,000 400,000	(2) (2)	— —	181,608 —	20,794 19,914	17,522 15,349	(3) (3)	619,924 435,263

John O. Guthrie Executive Vice President & Chief Financial Officer	2012 2011	135,000 130,300		— —	56,400 —	— —	4,828 5,217	(4) (4)	196,228 135,517

Leigh C. Keogh Executive Vice President & Chief Lending Officer	2012 2011	165,000 150,000		— —	56,400 —	— —	23,114 11,572	(5) (5)	244,514 161,572

Sharon Curling Lessard Executive Vice President & Chief Banking Officer	2012 2011	88,344 110,000		— —	56,400 —	— —	7,644 10,231	(6) (6)	152,388 120,231

(1)	Consists of (a) compensation expense of $14,990 and $15,369 incurred by the Company in 2012 and 2011, respectively, in respect of the Supplemental Executive Retirement Plan (“SERP”) maintained for Mr. Ives, and (b) $5,804 and $4,545 in above-market earnings earned in 2012 and 2011, respectively, on compensation deferred under the SERP. Please also see the narrative discussion under “Deferred Compensation Plans” below for additional information regarding the SERP, which provides Mr. Ives with a fixed payment of $25,000 per year for ten years upon the occurrence of certain events regardless of any excess earnings on such deferred compensation.

(2)	Mr. Ives deferred none of his salary in 2012 and $96,000 of his salary in 2011, pursuant to his Executive Deferred Compensation Agreement and associated Deferred Compensation Plan (“Rabbi”) Trust. The market value of the deferred compensation held in trust increased by $5,998 and $3,915 in dividend payments during 2012 and 2011, respectively, increased by $34,097 in unrealized gains at December 31, 2012 and decreased by $3,171 in unrealized losses at December 31, 2011. Please also see the narrative discussion under “Deferred Compensation Plans” below for additional information regarding Mr. Ives’ deferred compensation arrangement.
(3)	Includes (a) $8,750 and $8,575 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; (b) $6,000 in automobile allowance in each of 2012 and 2011; and (c) $2,772 and $774 representing taxable compensation related to group life insurance in 2012 and 2011, respectively.
(4)	Includes (a) $4,155 and $4,583 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; and (b) $673 and $634 representing taxable compensation related to group life insurance in 2012 and 2011, respectively.
(5)	Includes (a) $5,990 and $5,464 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; (b) $124 and $108 representing taxable compensation related to group life insurance in 2012 and 2011, respectively; (c) $6,000 in automobile allowance in each of 2012 and 2011; and (d) $11,000 in respect of the transfer to Mr. Keogh of ownership of a company-owned automobile.
(6)	Includes (a) $3,239 and $4,066 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; (b) $4,250 and $6,000 in automobile allowance in 2012 and 2011, respectively; and (c) $155 and $165 representing taxable compensation related to group life insurance in 2012 and 2011, respectively.
(7)	Reflects the aggregate grant date fair value of restricted stock awards, as described below under “Equity Grants in Last Fiscal Year”, valued in accordance with the terms of the applicable equity compensation plan and the assumptions described above in “Note 9 – Employee and Director Benefit Plans – Stock Compensation Plans”.

Equity Grants in Last Fiscal Year

In 2006 the Company adopted the Heritage 2006 Equity Incentive Plan, as amended (“2006 Incentive Plan”), which authorizes the grant by the Board of Directors of stock options, stock appreciation rights, restricted stock and certain other equity awards to key employees and nonemployee directors of the Company and the Bank. In connection with the adoption of the 2006 Incentive Plan, the Board of Directors terminated the Company’s ability to issue new awards under both its 1987 Stock Option Plan and its 1999 Stock Option Plan. Awards granted under the 2006 Incentive Plan vest or become exercisable, as applicable, earlier upon a change in control (as defined in the 2006 Incentive Plan) of the Company, and such awards may in certain circumstances also vest or become exercisable, as applicable, earlier upon the grantee’s disability or death, retirement, termination without cause or resignation for good reason.

In 2012, the Board approved the following grants of restricted stock awards to its named executive officers under the 2006 Incentive Plan:

Grantee	Date of Grant	Number of Shares
Michael S. Ives	February 1, 2012	16,100
John O. Guthrie	February 1, 2012	5,000
Leigh C. Keogh	February 1, 2012	5,000
Sharon C. Lessard	February 1, 2012	5,000

The shares of restricted stock will vest over five (5) years, at the rate of 20% per year, subject to accelerated vesting in limited circumstances. Until the shares of restricted stock vest, they may not be sold, transferred, pledged, assigned or otherwise disposed. In the event of the grantee’s termination of employment for any reason other than death, permanent disability or retirement, all unvested shares of restricted stock shall be automatically forfeited. See the “Outstanding Equity Awards” table below for additional information regarding the year-end market value of such shares of restricted stock.

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	No. of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)

Michael S. Ives President & Chief Executive Officer	30,000 70,000	(1) (2)	— —		11.03 11.03	February 8, 2015 July 25, 2016	16,100	189,175

John O. Guthrie Executive Vice President & Chief Financial Officer	20,000 2,000	(3) (4)	— —		11.03 12.12	October 24, 2016 December 18, 2017	5,000	58,750

Sharon Curling Lessard Executive Vice President & Chief Banking Officer	6,000 2,000 3,200	(3) (4) (5)	— — 800	(5)	11.03 12.12 8.25	October 24, 2016 December 18, 2017 January 27, 2019	5,000	58,750

Leigh C. Keogh Executive Vice President & Chief Lending Officer	6,000 2,000 3,200	(3) (4) (5)	— — 800	(5)	11.03 12.12 8.25	October 24, 2016 December 18, 2017 January 27, 2019	5,000	58,750

(1)	These stock options were granted to Mr. Ives in 2005 under the Company’s 1987 Stock Option Plan in connection with his initial Employment Agreement with the Company and were immediately vested and exercisable.
(2)	These stock options were granted to Mr. Ives in 2006 under the 2006 Incentive Plan and, as of December 31, 2012, are all fully-vested and exercisable.
(3)	These stock options were granted to Mr. Guthrie, Ms. Lessard and Mr. Keogh, as applicable, in 2006 under the 2006 Incentive Plan and, as of December 31, 2012, are all fully-vested and exercisable.
(4)	These stock options were granted to Mr. Guthrie, Ms. Lessard and Mr. Keogh, as applicable, in 2007 under the 2006 Incentive Plan and, as of December 31, 2012, are all fully-vested and exercisable.
(5)	These stock options were granted to Ms. Lessard and Mr. Keogh, as applicable, in 2009 under the 2006 Incentive Plan and are exercisable at the rate of 20% per year commencing December 31, 2009, subject to accelerated vesting in certain circumstances.

Agreements with Named Executive Officers

Employment Contracts

Michael S. Ives. The Company, the Bank and Michael S. Ives, the Company’s President & Chief Executive Officer, entered into an Amended and Restated Employment Agreement dated January 25, 2012. Mr. Ives’ Employment Agreement contains the following material provisions: (i) Mr. Ives’ current term of employment continues until January 31, 2018; (ii) the base salary payable to Mr. Ives under the Employment Agreement is $400,000 per year; and (iii) Mr. Ives is eligible to receive an annual incentive bonus based on performance during the applicable year, as determined by the Board of Directors in its discretion, but no annual bonus may exceed 35% of the base salary paid to Mr. Ives during the applicable year.

John O. Guthrie. The Company, the Bank and John O. Guthrie, the Company’s Executive Vice President & Chief Financial Officer, entered into a new Employment Agreement dated January 1, 2011, which replaced in its entirety Mr. Guthrie’s prior employment agreement immediately following the expiration of such prior agreement on April 30, 2011. This Employment Agreement (i) renewed at year-end 2012 and now continues through December 31, 2014, thereafter renewing automatically for successive additional two-year periods unless the Company or Mr. Guthrie otherwise notifies the other in accordance with the terms of the agreement; and (ii) provides for a base salary that is subject to review, at least annually, and increase by the Company in its sole discretion.

Sharon Curling Lessard. The Bank and Sharon Curling Lessard, the Company’s Executive Vice President & Chief Banking Officer, entered into a new Employment Agreement dated January 1, 2011, which replaced in its entirety a pre-existing employment agreement. This Employment Agreement provides for a base salary that is subject to review, at least annually, and increase by the Company in its sole discretion. Ms. Lessard’s Employment Agreement renewed at year-end 2012; however, she is currently on leave and her employment status is “inactive”.

Leigh C. Keogh. The Bank and Leigh C. Keogh, the Company’s Executive Vice President & Chief Lending Officer, entered into a new Employment Agreement dated January 1, 2011, which replaced in its entirety a pre-existing employment agreement. This Employment Agreement (i) renewed at year-end 2012 and now continues through December 31, 2014, thereafter renewing automatically for successive additional two-year periods unless the Bank or Mr. Keogh otherwise notifies the other in accordance with the terms of the agreement; and (ii) provides for a base salary that is subject to review, at least annually, and increase by the Company in its sole discretion.

Payments Upon Termination of Employment or Change in Control

Mr. Ives. Mr. Ives’ Amended and Restated Employment Agreement also provides for certain payments to Mr. Ives in the following events of termination of his employment: (i) Mr. Ives will continue to receive his base salary for the remainder of the term of his agreement following his termination by the Company without “cause” (as defined in the agreement), except for termination without cause within 12 months after a “change of control” (as defined in the agreement), together with payment for all accrued and unused vacation and sick leave; (ii) Mr. Ives will continue to receive his base salary for the remainder of the term of his agreement following his termination for “good reason” (as defined in the agreement), except for termination for good reason within 12 months after a change in control, together with payment for all accrued and unused vacation and sick leave; (iii) if within 12 months after a change of control Mr. Ives’ employment is terminated without cause or Mr. Ives resigns for good reason, Mr. Ives will receive a lump-sum severance payment equal to 2.99 times his average annual compensation (includable in gross income for federal tax purposes) over the five years prior to the change of control and an additional “gross-up” payment to compensate Mr. Ives for any excise tax payable on such severance payment, together with payment for all accrued and unused vacation and sick leave; and (iv) in the event of Mr. Ives’ death, Mr. Ives’ estate will receive one month’s base salary together with payment for all accrued and unused vacation and sick leave.

Messrs. Guthrie and Keogh and Ms. Lessard. The new Employment Agreements for each of Mr. Guthrie, Ms. Lessard and Mr. Keogh also provide for certain payments to the applicable executive in the following events of termination of employment: (i) the executive will continue to receive his or her base salary for 12 months following termination by the Company without “cause” (as defined in the agreements), except for termination without cause following a “change of control” (as defined in the agreements), together with payment for all accrued and unused paid time off; (ii) the executive will continue to receive his or her base salary for 12 months following termination for “good reason” (as defined in the agreements), except for termination for good reason following a change in control, together with payment for all accrued and used paid time off; (iii) following a change of control, the term of the executive’s agreement will automatically be extended for two additional years, and if during the term of the agreement (as extended) his or her employment is terminated without cause or he or she resigns for good reason, the executive will receive a lump-sum payment equal to 18 months’ base salary then in effect (or, if greater, in effect immediately prior to the change of control), together with payment for all accrued and unused paid time off; and (iv) in the event of the executive’s death, his or her estate will receive one month’s base salary together with payment for all accrued and unused paid time off.

Employee Compensation Plans

Equity Incentive Plans.

The Company maintains the Heritage Bankshares, Inc. 1987 Stock Option Plan and the Heritage Bankshares, Inc. 1999 Stock Option Plan (collectively, the “Legacy Stock Option Plans”) for the benefit of key employees and nonemployee directors. Of the 480,000 shares authorized for option grants under the Legacy Stock Option Plans, 440,000 shares were authorized for grants to employees and 40,000 shares were authorized for grants to nonemployee directors. Concurrently with its approval of the 2006 Incentive Plan (described below), the Board of Directors terminated the Company’s ability to issue new awards under the Legacy Stock Option Plans.

In 2006 the Company adopted the Heritage 2006 Equity Incentive Plan, as amended and restated effective January 28, 2009, and subsequently amended January 25, 2012 and August 22, 2012 (the “2006 Incentive Plan”), which authorizes the grant of stock options, stock appreciation rights, restricted stock and certain other equity awards with respect to the Company’s common stock to key employees and non-employee directors. The maximum number of shares of the Company’s common stock that may be issued under the 2006 Incentive Plan is 250,000. The option price of either a nonstatutory stock option or an incentive stock option granted under the 2006 Incentive Plan will be the fair market value of the Company’s common stock on the date of grant. The Board of Directors recently amended the definition of “Fair Market Value” under the Plan to consist of the following: (i) the price of the last sale of a share of the Company’s common stock on the OTC Markets Group (or successor interdealer quotation system) occurring prior to the grant date of the applicable award; or (ii) if (i) is inapplicable, the fair market value as determined in good faith by the Board of Directors.

Deferred Compensation Plans.

Director Deferred Compensation Arrangement. In 1985, the Company entered into a deferred compensation and retirement arrangement with certain directors and subsequently with one officer. (As described below under “Director Compensation”, only one current director of the Company, Stephen A. Johnsen, is a participant in this deferred compensation plan.) The Company’s policy is to accrue the present value of estimated amounts to be paid under the contracts over the required service period to the date the participant is fully eligible to receive the benefit.

SERP. Under a Supplemental Executive Retirement Plan dated September 23, 2009 (the “SERP”), the Company will pay Michael S. Ives, our President & Chief Executive Officer, a total of $25,000 each year for ten years, in equal monthly installments (i.e., $2,083.33), beginning (i) the later of the first day of the month following (x) the day Mr. Ives’ employment with the Company ceases or (y) the day Mr. Ives attains the age of 67, or (ii) if Mr. Ives’ employment ceases due to his death or if the Board of Directors of the Company determines that Mr. Ives is disabled, on the first day of the month following death or disability; provided, if Mr. Ives’ employment with the Company ceases within two years following a change of control of the Company, then on the first day of the month following such separation from employment Mr. Ives will receive a lump sum payment equal to the present value of all installments of the $25,000 benefit amount to which Mr. Ives would otherwise be entitled. No benefits will be paid to Mr. Ives if his employment with the Company is terminated for “cause”.

Executive Deferred Compensation Arrangement. Pursuant to an Executive Deferred Compensation Agreement effective February 1, 2010, Mr. Ives may (but is not obligated to) elect to defer a portion of his annual base salary each calendar year (an “Elective Deferral”), pursuant to an advance election process that complies with Internal Revenue Code Section 409A. The Elective Deferrals and related investment earnings are nominally funded through a grantor Deferred Compensation Plan Trust (i.e., a “Rabbi Trust”), where the Company is the grantor for income tax purposes and pursuant to which assets of the Company are maintained as reserves against the Company’s obligations under the Executive Deferred Compensation Agreement. The Elective Deferrals are 100% vested at all times, and the Elective Deferrals and any related investment earnings are payable (in a lump sum and/or installments) at separation from service, a change in control of the Company, a specified date, or upon death and/or disability, as specified by Mr. Ives with respect to each Elective Deferral.

At December 31, 2012 and 2011, the Company’s other liabilities included a total of $1,060,000 and $1,009,000, respectively, related to these deferred compensation plans. In addition, compensation expense related to these plans was $77,000 and $82,000 (including approximately $21,000 and $20,000 in expense incurred by the Company in respect of the SERP maintained for Mr. Ives, as reflected above in the “Summary Compensation Table”) for the years ended December 31, 2012 and 2011, respectively.

Other Employee Benefit Plans.

401k Retirement Program. Effective January 1, 1993, the Board of Directors adopted a 401(k) Retirement Program (the “401K Plan”). Eligible employees who have completed the required months of service are eligible to participate in and make contributions to the 401K Plan. The Company makes employer matching contributions. The Company expensed $98,000 and $99,000 for the years ended December 31, 2012 and 2011, respectively, in respect of the 401K Plan.

Employee Stock Bonus Plan. The Board of Directors adopted a stock bonus plan (the “ESOP”) effective January 1, 1998. The ESOP covered substantially all employees after they met eligibility requirements, and funds contributed to the ESOP were used to purchase outstanding common stock of the Company. The Company last made a contribution to the ESOP for the year ended December 31, 2005, and as a result no employees became entitled to allocations of ESOP contributions after that date. During 2011, the Board of Directors adopted resolutions terminating the ESOP, effective as of November 1, 2011. The Company has obtained approval from the Internal Revenue Service for termination of the ESOP, including the distribution of all remaining account balances to participants and beneficiaries entitled to them.

The Company recognized no compensation expense related to the ESOP for the years ended December 31, 2012 or 2011. Dividends received by the ESOP are used for administrative expenses of the plan. At December 31, 2012 and 2011, the ESOP owned 7,244 shares and 8,170 shares, respectively, of common stock of the Company. There were no contributions to the ESOP in the years ended December 31, 2012 or 2011. A total of 346 shares were purchased by the ESOP during 2012 and a total of 1,272 shares and 5,516 shares were distributed from the ESOP to terminated employees during 2012 and 2011. At December 31, 2012 and 2011, the fair market value of the shares held by the ESOP totaled $85,000 and $91,000, respectively.

Director Compensation

The table below presents information related to the compensation of the Company’s nonemployee directors (i.e., excluding Michael S. Ives, our President & Chief Executive Officer, who also serves as a director) for the fiscal year ended December 31, 2012.

Director Compensation for the Fiscal Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($) (1)	Stock/Option Awards ($) (2)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

David A. Arias	9,300	—	—	200	9,500

Lisa F. Chandler	9,450	—	—	—	9,450

James A. Cummings	9,700	—	—	300	10,000

F. Dudley Fulton*	4,150	—	—	100	4,250

Stephen A. Johnsen	9,000	—	(3)	100	9,100

Thomas G. Johnson, III	9,000	—	—	200	9,200

Director Compensation for the Fiscal Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($) (1)	Stock/Option Awards ($) (2)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

David L. Kaufman	9,000	—	—	200	9,200

Charles R. Malbon, Jr.	9,000	—	—	600	9,600

Peter M. Meredith, Jr.	25,000	—	—	—	25,000

L. Allan Parrott, Jr.	9,300	—	—	—	9,300

Donald E. Perry	9,000	—	—	100	9,100

Ross C. Reeves	9,000	—	—	—	9,000

Harvey W. Roberts, III	9,600	—	—	—	9,600

*	Mr. Fulton resigned from the Board of Directors, and as Chairman of the Audit Committee, effective June 4, 2012.
(1)	Under a policy adopted by the Board in March 2011 upon the recommendation of the Compensation Committee, (i) directors of the Company who are not also directors of the Bank receive an annual retainer of $9,000 per year, pro rated for any partial year, and (ii) directors of the Bank likewise receive an annual retainer of $9,000 per year, pro rated for any partial year, in each case payable in equal monthly installments of $750 each. Also on the recommendation of our Compensation Committee, effective April 1, 2011, the Board approved a “Special Chairman’s Retainer” of $25,000 per year, pro rated for partial years, to be paid to Mr. Meredith (in lieu of other annual retainers) in equal monthly installments of $2,083.33 each for as long as he continues service as Chairman of the Board of both the Company and the Bank. Board members also received $150 for each Board Committee meeting attended, and Committee chairs received $200 for each Committee meeting chaired.
(2)	The 2006 Incentive Plan, described above, also authorizes the grant by the Board of Directors of stock options, stock appreciation rights, restricted stock and certain other equity awards to key employees and nonemployee directors of the Company and the Bank. No stock or options were granted to nonemployee directors under the 2006 Incentive Plan during 2012.
(3)	Stephen A. Johnsen and the Bank entered into a deferred compensation arrangement in 1985 pursuant to which Mr. Johnsen deferred $12,000 of his director’s fees. The agreement provides for the Bank to pay Mr. Johnsen a retirement benefit of $3,355 per month for 120 months beginning on April 1 following his attainment of age 70. The agreement further provides that if Mr. Johnsen dies before his retirement benefit begins, the Bank will pay his designated beneficiary $1,976 per month for 120 months thereafter. Similar arrangements were made for the other outside directors of the Company serving in 1985 and for a number of years thereafter. Over the years, all of the participants in the arrangement except Mr. Johnsen have retired from Board service. The Company is the owner and beneficiary of an insurance policy on the life of Mr. Johnsen with a total death benefit of $220,000 at December 31, 2012. Compensation expense in 2012 related to Mr. Johnsen’s deferred compensation arrangement was $33,000.
(4)	Directors of the Company receive $100 for each Company “Advisory Board” meeting attended. In addition, Mr. Malbon is the Chairman of the Company’s Virginia Beach Advisory Board and receives $200 for each such Advisory Board meeting chaired.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth for (a) each director and each Named Executive Officer of the Company individually and (b) all directors and named executive officers of the Company as a group: (i) the number of shares of common stock of the Company beneficially owned on March 1, 2013 by such person and group and (ii) such person’s and group’s percentage ownership of outstanding shares of common stock of the Company on such date. All of the Company’s directors and Named Executive Officers receive mail in their capacity as such at the Company’s principal executive office at 150 Granby Street, Norfolk, Virginia 23510.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class**
Directors:
David A. Arias	14,602	(1)	*
Lisa F. Chandler	8,509	(2)	*
James A. Cummings	31,126	(3)	1.37%
Michael S. Ives	190,457.8073	(4)	8.01%
Stephen A. Johnsen	30,590	(5)	1.34%
Thomas G. Johnson, III	12,400	(6)	*
David L. Kaufman	110,683	(7)	4.85%
Peter M. Meredith, Jr.	145,683	(8)	6.40%
Charles R. Malbon, Jr.	20,650	(9)	*
L. Allan Parrott, Jr.	54,298	(10)	2.38%
Donald E. Perry	14,592		*
Ross C. Reeves	9,900	(11)	*
Harvey W. Roberts, III	60,184	(12)	2.64%
Non-Director Named Executive Officers:
John O. Guthrie	33,580.7777	(13)	1.46%
Leigh C. Keogh	21,714.2505	(14)	*
Sharon C. Lessard	19,713.2092	(15)	*
All Named Executive Officers and Directors as a group (16 persons)	778,683	(16)	31.98%

*	Indicates less than one percent (1.0%) of the outstanding shares of common stock of the Company.
**	Applicable percentages are based on 2,276,617 shares of common stock outstanding on March 1, 2013. In accordance with Rule 13d-3 of the Securities Act of 1934 (the “Exchange Act”), security ownership figures also include both shares of common stock subject to options that may vest and be exercised within 60 days of March 1, 2013 and unvested shares of restricted stock that may vest within 60 days of March 1, 2013, including currently unvested options and unvested shares of restricted stock that would vest immediately in the event of a change in control of the Company. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the applicable individual holding such options and/or shares of restricted stock, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information supplied by officers, directors, and principal shareholders and (where applicable, if at all) Schedule 13Ds and 13Gs filed with the SEC. Unless indicated in the footnotes to this table, and subject to community property laws where applicable (if at all), the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(1)	Includes 1,952 shares held in custodial accounts for the benefit of two of Mr. Arias’ children (976 shares per account).
(2)	Includes 7,509 shares held in the name of the Lisa F Chandler Trust U/A dated 03/19/2001.
(3)	Includes 30,126 shares owned jointly with Mr. Cummings’ wife.

(4)	Includes (a) 30,000 shares issuable upon exercise of options to purchase shares pursuant to the Company’s 1987 Stock Option Plan, (b) 70,000 shares issuable upon exercise of options to purchase shares pursuant to the Heritage 2006 Equity Incentive Plan (the “2006 Incentive Plan”) and (c) 12,880 unvested shares of restricted stock granted and currently held under the 2006 Incentive Plan. Mr. Ives is also a participant in the Employee Stock Bonus Plan (“ESOP”) maintained by the Company and, as a result, had an interest in 133.8073 shares of the common stock owned by the ESOP as of the plan year ended December 31, 2012.
(5)	Includes 3,300 shares owned jointly with Mr. Johnsen’s wife.
(6)	Includes 2,000 shares issuable upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan.
(7)	Includes (a) 1,000 shares owned by Mr. Kaufman’s wife, (b) 2,000 shares owned in the names of Mr. Kaufman’s two children (1,000 shares each), (c) 62,500 shares owned for the benefit of Trust U/W/O Fannie M. Broh, of which Mr. Kaufman is a trustee and with respect to which Mr. Kaufman has a certain pecuniary interest, and (d) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan.
(8)	Includes (a) 30,598 shares held in the name of Meredith Realty Holding Company, L.L.C., (b) 36,294 shares held in the name of Pomar Holding Company, L.L.C., (c) 6,000 shares held in the name of Meredith Realty Associates, (d) 12,908 shares held in the Meredith Trust U/A Dated 12/19/1984 FBO Peter Meredith, III, of which Mr. Meredith and his spouse are the sole trustees, and (e) 40,953 shares owned by Mr. Meredith’s wife.
(9)	Includes (a) 7,750 shares owned jointly with Mr. Malbon’s wife and (b) 4,000 shares issuable upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan.
(10)	Includes (a) 2,800 shares held in trust for the benefit of Mr. Parrott’s children, and (b) 2,000 shares issuable upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan.
(11)	Includes 4,750 shares owned by Mr. Reeves’ wife.
(12)	Includes (a) 34,560 shares owned by Mr. Roberts’ wife and (b) 6,000 shares owned jointly with Mr. Roberts’ wife.
(13)	Includes (a) 22,000 shares issuable upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan and (b) 4,000 unvested shares of restricted stock granted and currently held under the 2006 Incentive Plan. Mr. Guthrie is also a participant in the ESOP maintained by the Company and, as a result, has an interest in 80.7777 shares of the common stock owned by the ESOP as of the plan year ended December 31, 2012.
(14)	Includes (a) 12,000 shares issuable upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan and (b) 4,000 unvested shares of restricted stock granted and currently held under the 2006 Incentive Plan. Mr. Keogh is also a participant in the ESOP maintained by the Company and, as a result, has an interest in 1,218.2505 shares of the common stock owned by the ESOP as of the plan year ended December 31, 2012.
(15)	Includes (a) 1,110 shares held in custodial accounts for the benefit of Ms. Lessard’s children, (b) 12,000 shares issuable upon exercise of options to purchase shares and currently held under the 2006 Incentive Plan and (c) 4,000 unvested shares of restricted stock granted pursuant to the 2006 Incentive Plan. Ms. Lessard is also a participant in the ESOP maintained by the Company and, as a result, has an interest in 1,849.2092 shares of the common stock owned by the ESOP as of the plan year ended December 31, 2012.
(16)	Includes (a) 30,000 shares issuable to all Named Executive Officers and directors as a group upon exercise of options to purchase shares pursuant to the Company’s 1987 Stock Option Plan, (b) 2,000 shares issuable to all Named Executive Officers and directors as a group upon exercise of options to purchase shares pursuant to the Company’s 1999 Stock Option Plan, (c) 128,000 shares issuable to all Named Executive Officers and directors as a group upon exercise of options to purchase shares pursuant to the 2006 Incentive Plan, (d) 24,880 unvested shares of restricted stock granted to and currently held by all Named Executive Officers as a group under the 2006 Incentive Plan and (e) approximately 3,282 shares of the common stock owned by the ESOP in which our Named Executive Officers had an interest as of the plan year ended December 31, 2012.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to all persons and groups (excluding directors and Named Executive Officers as set forth above) known by the Company to be the beneficial owners of more than 5% of its outstanding common stock as of March 1, 2013.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Palladium Registered Investment Advisors 999 Waterside Drive, Suite 800 Norfolk, Virginia 23510	160,922	(1)	7.10	% (1)

(1)	Based on a Schedule 13G/A filed on January 7, 2013 by Palladium Registered Investment Advisors. Palladium is an investment advisor firm based in Norfolk, Virginia, that provides advisory services to many different clients, including certain of our shareholders whose Heritage stock is as a result included within the Palladium ownership figure noted above.

There are also 7,800 shares of the Company’s preferred stock issued and outstanding, which such preferred stock was issued to the Secretary of the Treasury in connection with the Company’s participation in the SBLF Program in 2011. The Secretary of the Treasury continues to beneficially own all of the issued and outstanding shares of SBLF preferred stock, and therefore no disclosure with respect to the preferred stock is required herein.

Except for the foregoing ownership interest and as otherwise noted above under “Security Ownership of Management”, we are not aware of any other beneficial owner of 5% or more of the outstanding common stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Loans to Officers and Directors

Certain directors and officers of the Company and the Bank, members of their immediate families and corporations, partnerships and other entities with which such persons are affiliated are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2012, and we expect that they will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business, were made upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company, and do not involve more than the normal risk of collectability or present other unfavorable features. None of such loans are classified as nonaccrual, past-due, restructured or potential problem, and all such loans are current as to principal and interest. As of December 31, 2012, the aggregate amount of outstanding loans from the Bank to executive officers and directors of the Company and the Bank, members of their immediate families and entities with which they are affiliated, was approximately $12.5 million.

Other Transactions and Relationships

The Company and the Bank retained the law firm of Willcox & Savage, P.C. in 2012 in connection with certain legal matters, and we expect to continue to do so in the future. Ross C. Reeves, a director of the Company, is an attorney (partner) with Willcox & Savage, P.C. The Company paid fees of $159,000 to the firm during 2012.

Corporate Governance

Director Independence

Because our common stock is quoted on the Over-the-Counter Bulletin Board and OTC Market Groups interdealer quotation systems, we are not subject to certain rules respecting the independence of directors applicable to companies traded on a national securities exchange. However, in assessing the independence of our directors, we apply the definition of “independent director” as prescribed under the NASDAQ Listing Rules (“NASDAQ Rules”), which provide that an independent director is free of any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In accordance with this guidance, the Board of Directors has determined that all of the directors of the Company would be considered independent, with the exception of Michael S. Ives, our President & Chief Executive Officer. Further, other than Mr. Ives (who serves on the Company’s Executive Committee), all of the members of the Board committees of the Company are considered independent under the NASDAQ Rules. In making its determination concerning the independence of its directors, the Board of Directors reviewed and considered each director’s relationships, both direct and indirect, with the Company and the Bank, including those relationships described above under “Certain Relationships and Related Transactions”. The Board of Directors also considered that Peter M. Meredith, Jr., our Chairman of the Board and largest shareholder, has in the past served as general contractor for various construction and facility renovation projects undertaken by the Company.

Board Committees

The Board of Directors has four standing committees, the Audit Committee, Compensation Committee, Nominating Committee and Executive Committee, as well as other ad hoc committees. All committee meetings are scheduled by the committee chairpersons as deemed necessary. All committee members attended at least 75% of the meetings of the various committees on which they served as members in 2012, except that Mr. Arias and Mr. Parrott each attended 50% of the Audit Committee meetings. Certain information regarding the members and duties of the various committees is detailed below.

Audit Committee

The Audit Committee consists of James A. Cummings (Chairman), David A. Arias, Lisa F. Chandler, L. Allan Parrott, Jr., and Harvey W. Roberts, III. The Board of Directors has determined that Mr. Cummings is the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and Mr. Cummings is an “independent director” under the guidelines used by the Company as described above under “Director Independence”. The Audit Committee is responsible for the appointment, compensation and oversight of the work of the Company’s independent registered public accounting firm of the Company. It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. Further, while management has primary responsibility for the consolidated financial statements and financial reporting process for the Company, the Audit Committee reviews the Company’s financial reporting process, including internal control over financial reporting, on behalf of the Board of Directors. The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the accountants. The Audit Committee has adopted a formal written charter, which was amended and restated in its entirety in March 2009, and was filed as Appendix A to our Proxy Statement for our 2012 Annual Meeting of Shareholders mailed to shareholders and filed with the SEC on or about April 26, 2012, but is currently not available to our shareholders on the Company’s website. The Audit Committee held four (4) meetings in 2012. See “Audit Committee Report” below.

Audit Committee Report

The Audit Committee has reviewed and discussed with management and the Company’s independent auditors the Company’s audited consolidated financial statements. The Committee has discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence, and the Committee has discussed with the independent auditors their independence. The Committee also has discussed with the Company’s internal and independent auditors the overall scope and specific plans for their respective audits, among other things.

The Audit Committee also meets with internal and independent auditors, with and without management present, to discuss the results of the auditors’ examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

In performing its functions, the Audit Committee acts only in an oversight capacity. It is not the responsibility of the Audit Committee to determine that the Company’s financial statements are complete and accurate, are presented in accordance with accounting principles generally accepted in the United States or present fairly the results of operations of the Company for the periods presented or that the Company maintains appropriate internal controls. Nor is it the duty of the Audit Committee to determine that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board approved, that the applicable audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

This report is provided by the following directors who constitute the Audit Committee of the Company as of the date hereof.

Audit Committee of Heritage Bankshares, Inc.

James A. Cummings, Chairman

David A. Arias

Lisa F. Chandler

L. Allan Parrott, Jr.

Harvey W. Roberts, III

Compensation Committee

The Compensation Committee consists of Stephen A. Johnsen (Chairman), Thomas G. Johnson, III, David L. Kaufman, Charles R. Malbon, Jr. and Donald E. Perry, all of whom are “independent directors” under the guidelines used by the Company as described above under “Director Independence”. (Peter M. Meredith, Jr., as Chairman of the Board, also serves as an ex officio member of the Committee.) The Compensation Committee has not adopted a formal written charter. The Compensation Committee is responsible for overseeing the compensation structure of the Company. The Compensation Committee also reviews the performance and establishes the compensation of the Company’s President & Chief Executive Officer and, after considering the recommendations of the President & Chief Executive Officer, reviews and approves the compensation of the Company’s other executive officers. In addition, the Compensation Committee administers the Heritage 2006 Equity Incentive Plan.

The Compensation Committee may not delegate its authority to other persons. The Compensation Committee did not meet in 2012.

Nominating Committee

The Nominating Committee consists of Peter M. Meredith, Jr. (Chairman), Stephen A. Johnsen, Charles R. Malbon, Jr., Donald E. Perry, Ross C. Reeves and Harvey W. Roberts, III, all of whom are “independent directors” under the guidelines used by the Company as described above under “Director Independence”. The function of this committee is to identify and present nominees for membership on the Board of Directors. The Nominating Committee did not meet in 2012.

The Nominating Committee has not adopted a formal written charter. The Board of Directors relies on the discretion of the Nominating Committee members to identify potential nominees from sources they deem appropriate. The Nominating Committee has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, capability, ability to serve, conflicts of interest, ability to refer desirable business to the Bank, willingness and ability to make equity investments in the Company and other relevant factors. The Nominating Committee also emphasizes diversity (discussed in greater detail in the following paragraph), character, ethics, judgment, financial literacy, business acumen and community involvement, among other criteria it may consider in evaluating whether or not a given individual would be an effective Board member. In addition, directors and director nominees are subject to various laws and regulations pertaining to financial holding companies, including a minimum stock ownership requirement.

The Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, members of the Committee consider and discuss diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The Nominating Committee generally considers diversity to consist of a number of factors including, among others, race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities and attributes that contribute to a distinctive director mix when identifying and recommending director nominees. The Nominating Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Committee’s goal of creating a Board of Directors that best serves the needs of the Company and the interest of its shareholders.

The Nominating Committee utilizes a variety of resources in identifying nominees, including recommendations of other members of the Board of Directors, management, individuals who serve the Company and the Bank on advisory boards, and other business or community leaders. The Nominating Committee may consider recommendations from shareholders, provided that such recommendations comply with applicable requirements under the Company’s Bylaws, including the requirement that each notice of recommendation set forth, (i) as to each person whom such shareholder proposes to nominate for election or re-election as a director, (x) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, under applicable law (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), and (y) all information, certifications, reports and submissions required by the Federal Reserve Board, Virginia Bureau of Financial Institutions or any other regulatory agency with supervisory authority over the Company or the Bank with respect to the designation of a new director of a bank holding company or financial institution regulated by such a regulatory agency; and (ii) as to the shareholder giving the notice, his or her name and address and the number of shares beneficially owned by such shareholder. The Company has not paid a third party to assist in identifying, evaluating or otherwise assisting in the nomination process.

Executive Committee

The Executive Committee consists of Peter M. Meredith, Jr. (Chairman), Michael S. Ives, Stephen A. Johnsen, Charles R. Malbon, Jr., L. Allan Parrott, Jr., Ross C. Reeves and Harvey W. Roberts, III. When the Board of Directors is not in session, the Executive Committee is authorized to exercise all powers vested in the Board, subject to certain matters reserved exclusively for action by the Board of Directors in the Company’s Bylaws. The Executive Committee did not meet in 2012.

Board Role in Risk Oversight

Risk is inherent with every business, and the extent to which a business effectively manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk and liquidity risk. As a general principle, while the Company has not developed an enterprise-wide risk statement, the Board of Directors strongly believes that sound loan underwriting standards to manage credit risk and a conservative investment portfolio to manage liquidity and interest rate risk further the effective oversight and management of the Company’s risk.

More specifically, management is responsible for the day-to-day oversight of risks the Company faces, while the Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks and the internal and external audit process, among other things. The Nominating Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

At meetings of the Board of Directors and its committees, directors receive regular updates from senior management, who also are available to answer any questions regarding risk management or other matters. Outside of formal meetings, the Board of Directors, its committees and individual directors have access to senior executives, including the Chief Executive Officer and Chief Financial Officer, whenever necessary or appropriate.

We recognize that different Board leadership structures may be appropriate for different companies. We will continue to reexamine our corporate governance policies and leadership structure on an ongoing basis, as and when appropriate from time to time, to ensure they effectively meet the Company’s needs.

Board Leadership Structure

The offices of the Company’s Chairman of the Board and its President & Chief Executive Officer are separate and held by different persons.

The Chairman of the Board, Peter M. Meredith, Jr., is an independent director (as determined in accordance with the criteria discussed above under “Director Independence”) and was appointed Chairman in 1994, after two years of service on the Board of Directors. The duties of the Chairman of the Board include presiding at meetings of the Board of Directors; calling special meetings of the Board; establishing agendas for meetings of the Board with advice from senior Company management and outside advisors; advising and consulting with the President & Chief Executive Officer, other executive officers and the chairmen of the standing Board committees regarding strategies, risks, opportunities and other matters; and providing strategic leadership and guidance. Mr. Meredith also serves as an ex officio member of the Compensation Committee and chairs both our Nominating Committee and Executive Committee. The duties of these committees are described above under “Board Committees”.

The President & Chief Executive Officer, Michael S. Ives, was appointed to those offices on February 7, 2005. He is the principal management officer of the Company, responsible for supervision of its executive and senior management and the operations of the Company and the Bank.

The Board of Directors has determined that the separation of the offices of Chairman of the Board and President & Chief Executive Officer is the most appropriate structure for the Company at this time, in particular given Mr. Meredith’s long tenure in the Chairman position, and the Board has further concluded that the structure will enhance Board independence and oversight and ensure there is no duplication of efforts between the two positions. Moreover, the separation of the Chairman of the Board and President & Chief Executive Officer allows the President & Chief Executive Officer to better focus on his responsibilities of running the Company and the Bank, enhancing shareholder value and expanding and strengthening our franchise, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing guidance to and independent oversight of management.

Shareholder Communications with the Company’s Board of Directors

The Board of Directors has not established a written policy regarding communications with shareholders. A formal written policy has not been adopted because directors maintain periodic contact with shareholders through business, personal and community-based activities. Although not prescribed in a policy, shareholders may communicate with the Board of Directors through written correspondence addressed to the Company’s executive office at 150 Granby Street, Norfolk, Virginia 23510. Personal correspondence from a shareholder directed to an individual director will be referred, unopened, to that director. Personal correspondence marked “confidential” from a shareholder not directed to a particular director will be referred, unopened, to the Chairman of the Board.

Board Meetings; Meeting Attendance

The business of the Company is managed under the direction of the Board of Directors, with certain functions delegated to standing committees of the Board further described below. Regular Board meetings are held quarterly, in January, April, July and October of each year. Furthermore, as noted above, the Board of Directors of the Bank meets every month. In addition to their participation in Company Board meetings, Company directors attend most if not all of these monthly Bank Board meetings, thus affording all Company directors with ample opportunity to remain well-informed regarding all aspects of our company and business. The Board of Directors of the Company met four (4) times in 2012. All directors attended at least 75% of the total meetings of the Company’s Board of Directors in 2012, except that David A. Arias attended 50% of those Board meetings (though he attended eight of twelve (or 67%) of the monthly Bank Board meetings), David L. Kaufman attended 50% of those Board meetings (though he attended seven of twelve (or 60%) of the monthly Bank Board meetings), L. Allan Parrott, Jr. attended 50% of those Board meetings (though he attended nine of twelve (or 75%) of the monthly Bank Board meetings) and Ross C. Reeves attended 25% of those Board meetings (though he attended eight of the twelve (or 67%) of the monthly Bank Board meetings).

The Board of Directors does not have a policy regarding attendance at annual shareholder meetings. However, all Board members are strongly encouraged to attend such meetings, and eight (8) of the Board members attended the 2012 Annual Meeting of Shareholders held on June 14, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Auditors

The following table shows the fees for professional services provided to the Company by its independent registered public accounting firm, Elliott Davis LLC, for the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Audit Fees	$61,200	$59,100
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,200	7,978

Total Fees	$63,400	$67,078

Audit Fees. These are fees billed for professional services rendered by the independent registered public accounting firm for audits of the Company’s consolidated financial statements, for reviews of the financial statements included in the Company’s 10-Q filings, and for services that are normally provided in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. These are fees that are billed by the independent registered public accounting firm for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees. These are fees billed for professional services rendered by the independent registered public accounting firm for tax compliance, tax advice and tax planning.

All Other Fees. These are fees billed for products and services provided by the independent registered public accounting firm, other than for services reported above. The fees were billed for accounting consultation services provided in connection with interpretations of various accounting pronouncements as to their possible impact on the Company, as well as other accounting consultation services including research and consultation related to accounting matters in connection with the Company’s issuance of preferred stock pursuant to its participation in the SBLF Program in 2011.

Audit Committee Administration Pre-Approval Policies and Procedures.

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent registered public accounting firm. Generally, services are pre-approved by the Audit Committee through its annual review of the engagement letter. Subsequently, as the need for additional services arises, detailed information regarding the specific audit, audit-related, tax and permissible non-audit services are submitted to the Audit Committee for its review and approval prior to the provision of such services. In the event that the Audit Committee cannot meet prior to the provision of such services, the Audit Committee has delegated to its Chairman the authority to pre-approve such services. All such pre-approvals are then reported to the Audit Committee at its next meeting. All audit related services, tax services and other services (in each case, if any) provided in 2012 and 2011 were pre-approved by the Audit Committee, which concluded that the provision of such services by Elliott Davis LLC in 2012 and 2011 were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART III

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

HERITAGE BANKSHARES, INC.
(Registrant)

Date: March 29, 2013	/s/ Michael S. Ives
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

March 29, 2013	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer
(Principal Executive Officer) and Director

March 29, 2013	/s/ John O. Guthrie
John O. Guthrie,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 29, 2013	/s/ Peter M. Meredith, Jr.
Peter M. Meredith, Jr.,
Chairman of the Board of Directors and Director

March 29, 2013	/s/ Stephen A. Johnsen
Stephen A. Johnsen,
Secretary of the Board of Directors and Director

March 29, 2013	/s/ David A. Arias
David A. Arias,
Director

March 29, 2013	/s/ Lisa F. Chandler
Lisa F. Chandler,
Director

March 29, 2013	/s/ James A. Cummings
James A. Cummings,
Director

March 29, 2013	/s/ Thomas G. Johnson, III
Thomas G. Johnson, III,
Director

March 29, 2013	/s/ David L. Kaufman
David L. Kaufman,
Director

March 29, 2013	/s/ Charles R. Malbon, Jr.
Charles R. Malbon, Jr.,
Director

March 29, 2013	/s/ L. Allan Parrott
L. Allan Parrott,
Director

March 29, 2013	/s/ Donald E. Perry
Donald E. Perry,
Director

March 29, 2013	/s/ Ross C. Reeves
Ross C. Reeves,
Director

March 29, 2013	/s/ Harvey W. Roberts, III
Harvey W. Roberts, III,
Director