Form 10-K/A
period 2012-12-31
HERITAGE BANKSHARES INC /VA
filed 2013-04-05
CIK 719731

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Heritage Bankshares, Inc. (the “Company”) for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 29, 2013 (the “2012 Annual Report”).

This Amendment is being filed solely to update the Summary Compensation Table set forth in Item 11 of the 2012 Annual Report to include certain compensation that was inadvertently omitted from the original filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Pursuant to Rule 12b-15 promulgated under the Exchange Act, the complete text of Part III, Item 11, and Part IV, Item 15, as amended, are set forth in this Amendment.

Except as described above, no other changes have been made to the 2012 Annual Report. This Amendment to the 2012 Annual Report has not been updated to reflect events occurring subsequent to the original filing date of the 2012 Annual Report.

1

ITEM 11.	EXECUTIVE COMPENSATION

Compensation

The summary compensation table below presents information related to the compensation the Company’s Principal Executive Officer and other Named Executive Officers received during the fiscal years ended December 31, 2012 and 2011:

Summary Compensation Table for the Fiscal Years Ended December 31, 2012 and 2011

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock/Option Awards ($) (7)	Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)		Total ($)

Michael S. Ives President & Chief Executive Officer	2012	400,000	(2)	—	181,608	20,794	17,522	(3)	836,840
		216,916	(8)
	2011	400,000	(2)	—	—	19,914	15,349	(3)	435,263

John O. Guthrie Executive Vice President & Chief Financial Officer	2012	135,000		—	56,400	—	4,828	(4)	196,228
	2011	130,300		—	—	—	5,217	(4)	135,517

Leigh C. Keogh Executive Vice President & Chief Lending Officer	2012	165,000		—	56,400	—	23,114	(5)	244,514
	2011	150,000		—	—	—	11,572	(5)	161,572

Sharon Curling Lessard Executive Vice President & Chief Banking Officer	2012	88,344		—	56,400	—	7,644	(6)	152,388
	2011	110,000		—	—	—	10,231	(6)	120,231

(1)	Consists of (a) compensation expense of $14,990 and $15,369 incurred by the Company in 2012 and 2011, respectively, in respect of the Supplemental Executive Retirement Plan (“SERP”) maintained for Mr. Ives, and (b) $5,804 and $4,545 in above-market earnings earned in 2012 and 2011, respectively, on compensation deferred under the SERP. Please also see the narrative discussion under “Deferred Compensation Plans” below for additional information regarding the SERP, which provides Mr. Ives with a fixed payment of $25,000 per year for ten years upon the occurrence of certain events regardless of any excess earnings on such deferred compensation.
(2)	Mr. Ives deferred none of his salary in 2012 and $96,000 of his salary in 2011, pursuant to his Executive Deferred Compensation Agreement and associated Deferred Compensation Plan (“Rabbi”) Trust. The market value of the deferred compensation held in trust increased by $5,998 and $3,915 in dividend payments during 2012 and 2011, respectively, increased by $34,097 in unrealized gains at December 31, 2012 and decreased by $3,171 in unrealized losses at December 31, 2011. Please also see the narrative discussion under “Deferred Compensation Plans” below for additional information regarding Mr. Ives’ deferred compensation arrangement.
(3)	Includes (a) $8,750 and $8,575 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; (b) $6,000 in automobile allowance in each of 2012 and 2011; and (c) $2,772 and $774 representing taxable compensation related to group life insurance in 2012 and 2011, respectively.

(4)	Includes (a) $4,155 and $4,583 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; and (b) $673 and $634 representing taxable compensation related to group life insurance in 2012 and 2011, respectively.
(5)	Includes (a) $5,990 and $5,464 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; (b) $124 and $108 representing taxable compensation related to group life insurance in 2012 and 2011, respectively; (c) $6,000 in automobile allowance in each of 2012 and 2011; and (d) $11,000 in respect of the transfer to Mr. Keogh of ownership of a company-owned automobile.
(6)	Includes (a) $3,239 and $4,066 contributed by the Bank to the Bank’s 401(k) Plan in 2012 and 2011, respectively; (b) $4,250 and $6,000 in automobile allowance in 2012 and 2011, respectively; and (c) $155 and $165 representing taxable compensation related to group life insurance in 2012 and 2011, respectively.
(7)	Reflects the aggregate grant date fair value of restricted stock awards, as described below under “Equity Grants in Last Fiscal Year”, valued in accordance with the terms of the applicable equity compensation plan and the assumptions described above in “Note 9 – Employee and Director Benefit Plans – Stock Compensation Plans”.
(8)	Salary received in 2012 also includes the above reported payment to Mr. Ives in respect of unused vacation and sick leave that had been earned and accrued over a number of years and, prior to such payment, had been carried on the Company’s books as a liability.

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

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	No. of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)

Michael S. Ives President & Chief Executive Officer	30,000	(1)	—		11.03	February 8, 2015	16,100	189,175
	70,000	(2)	—		11.03	July 25, 2016

John O. Guthrie Executive Vice President & Chief Financial Officer	20,000	(3)	—		11.03	October 24, 2016	5,000	58,750
	2,000	(4)	—		12.12	December 18, 2017

Sharon Curling Lessard Executive Vice President & Chief Banking Officer	6,000	(3)	—		11.03	October 24, 2016	5,000	58,750
	2,000	(4)	—		12.12	December 18, 2017
	3,200	(5)	800	(5)	8.25	January 27, 2019

Leigh C. Keogh Executive Vice President & Chief Lending Officer	6,000	(3)	—		11.03	October 24, 2016	5,000	58,750
	2,000	(4)	—		12.12	December 18, 2017
	3,200	(5)	800	(5)	8.25	January 27, 2019

(1)	These stock options were granted to Mr. Ives in 2005 under the Company’s 1987 Stock Option Plan in connection with his initial Employment Agreement with the Company and were immediately vested and exercisable.
(2)	These stock options were granted to Mr. Ives in 2006 under the 2006 Incentive Plan and, as of December 31, 2012, are all fully-vested and exercisable.
(3)	These stock options were granted to Mr. Guthrie, Ms. Lessard and Mr. Keogh, as applicable, in 2006 under the 2006 Incentive Plan and, as of December 31, 2012, are all fully-vested and exercisable.
(4)	These stock options were granted to Mr. Guthrie, Ms. Lessard and Mr. Keogh, as applicable, in 2007 under the 2006 Incentive Plan and, as of December 31, 2012, are all fully-vested and exercisable.
(5)	These stock options were granted to Ms. Lessard and Mr. Keogh, as applicable, in 2009 under the 2006 Incentive Plan and are exercisable at the rate of 20% per year commencing December 31, 2009, subject to accelerated vesting in certain circumstances.

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

Director Compensation for the Fiscal Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($) (1)	Stock/Option Awards ($) (2)	Nonqualified Deferred Compensation Earnings ($) (3)		All Other Compensation ($) (4)	Total ($)

David A. Arias	9,300	—	—		200	9,500

Lisa F. Chandler	9,450	—	—		—	9,450

James A. Cummings	9,700	—	—		300	10,000

F. Dudley Fulton*	4,150	—	—		100	4,250

Stephen A. Johnsen	9,000	—		(3)	100	9,100

Thomas G. Johnson, III	9,000	—	—		200	9,200

David L. Kaufman	9,000	—	—		200	9,200

Director Compensation for the Fiscal Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($) (1)	Stock/Option Awards ($) (2)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

Charles R. Malbon, Jr.	9,000	—	—	600	9,600

Peter M. Meredith, Jr.	25,000	—	—	—	25,000

L. Allan Parrott, Jr.	9,300	—	—	—	9,300

Donald E. Perry	9,000	—	—	100	9,100

Ross C. Reeves	9,000	—	—	—	9,000

Harvey W. Roberts, III	9,600	—	—	—	9,600

*	Mr. Fulton resigned from the Board of Directors, and as Chairman of the Audit Committee, effective June 4, 2012.
(1)	Under a policy adopted by the Board in March 2011 upon the recommendation of the Compensation Committee, (i) directors of the Company who are not also directors of the Bank receive an annual retainer of $9,000 per year, pro rated for any partial year, and (ii) directors of the Bank likewise receive an annual retainer of $9,000 per year, pro rated for any partial year, in each case payable in equal monthly installments of $750 each. Also on the recommendation of our Compensation Committee, effective April 1, 2011, the Board approved a “Special Chairman’s Retainer” of $25,000 per year, pro rated for partial years, to be paid to Mr. Meredith (in lieu of other annual retainers) in equal monthly installments of $2,083.33 each for as long as he continues service as Chairman of the Board of both the Company and the Bank. Board members also received $150 for each Board Committee meeting attended, and Committee chairs received $200 for each Committee meeting chaired.
(2)	The 2006 Incentive Plan, described above, also authorizes the grant by the Board of Directors of stock options, stock appreciation rights, restricted stock and certain other equity awards to key employees and nonemployee directors of the Company and the Bank. No stock or options were granted to nonemployee directors under the 2006 Incentive Plan during 2012.
(3)	Stephen A. Johnsen and the Bank entered into a deferred compensation arrangement in 1985 pursuant to which Mr. Johnsen deferred $12,000 of his director’s fees. The agreement provides for the Bank to pay Mr. Johnsen a retirement benefit of $3,355 per month for 120 months beginning on April 1 following his attainment of age 70. The agreement further provides that if Mr. Johnsen dies before his retirement benefit begins, the Bank will pay his designated beneficiary $1,976 per month for 120 months thereafter. Similar arrangements were made for the other outside directors of the Company serving in 1985 and for a number of years thereafter. Over the years, all of the participants in the arrangement except Mr. Johnsen have retired from Board service. The Company is the owner and beneficiary of an insurance policy on the life of Mr. Johnsen with a total death benefit of $220,000 at December 31, 2012. Compensation expense in 2012 related to Mr. Johnsen’s deferred compensation arrangement was $33,000.
(4)	Directors of the Company receive $100 for each Company “Advisory Board” meeting attended. In addition, Mr. Malbon is the Chairman of the Company’s Virginia Beach Advisory Board and receives $200 for each such Advisory Board meeting chaired.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The financial statements for the Company are included under Item 8, “Financial Statements and Supplementary Data,” of the 2012 Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules. All financial statement schedules required under Regulation S-X are omitted because they are inapplicable or because the required information is shown in the financial statements or the notes thereto.

(a) (3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 10-Q filed on August 11, 2009.)

3.2	Articles of Amendment to the Articles of Incorporation of Heritage Bankshares, Inc. Establishing the Terms of the SBLF Preferred Stock. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

3.3	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on April 2, 2012.)

*10.1	1987 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.4	Employees Stock Ownership Plan. (Incorporated herein by reference to the Company’s Form 10-K for 1997 filed March 30, 1998.)

*10.5	1999 Stock Option Plan for Employees. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

*10.6	Amendment to the 1999 Stock Option Plan. (Incorporated herein by reference to the Company’s Form S-8 filed January 26, 2004.)

10.8	Amended and Restated Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on May 3, 2005.)

*10.9	Employment Agreement of John O. Guthrie. (Incorporated herein by reference to the Company’s Form 8-K filed on January 7, 2011.)

*10.10	Amended and Restated Employment Agreement of Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on January 31, 2012.)

10.11	Amendment to Bylaws of Heritage Bankshares, Inc. (Incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2006.)

*10.16	Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009). (Incorporated herein by reference to the Company’s Form S-8 filed on July 29, 2009.)

*10.17	2012 Amendments to Heritage 2006 Equity Incentive Plan (As Amended and Restated Effective January 28, 2009).**

*10.20	Employment Agreement of Sharon Curling Lessard. (Incorporated herein by reference to the Company’s Form 8-K filed on January 5, 2011.)

Exhibit No.	Description

*10.21	Employment Agreement of Leigh C. Keogh. (Incorporated herein by reference to the Company’s Form 8-K filed on January 5, 2011.)

10.22	SBLF Securities Purchase Agreement, dated August 11, 2011, between Heritage Bankshares, Inc. and the Secretary of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

10.23	TARP Repurchase Document, dated August 11, 2011, between Heritage Bankshares, Inc. and the United States Department of the Treasury. (Incorporated herein by reference to the Company’s Form 8-K filed on August 11, 2011.)

*10.28	Supplemental Executive Retirement Plan between the Company and Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on September 25, 2009.)

*10.29	Elective Deferred Compensation Agreement with Michael S. Ives. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

*10.30	Deferred Compensation Plan Trust. (Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2010.)

**21.1	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

**101	Interactive Data File#

*	Indicates management contract or compensatory plan or arrangement.
**	Indicates filed or furnished, as applicable, together with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 29, 2013.
***	Indicates filed herewith.
#	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE BANKSHARES, INC.
(Registrant)

Date: April 5, 2013	/s/ Michael S. Ives
Michael S. Ives,
President & Chief Executive Officer